Form 10-K
period 2018-12-31
SI-BONE, Inc.
filed 2019-03-14
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001‑38701
SI-BONE, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	26-2216351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

471 El Camino Real, Suite 101, Santa Clara, California 95050
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (408) 207‑0700
Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 Per Share; Common stock traded on the Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ☐    NO  ☒
The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of Registrant’s Common Stock outstanding as of March 13, 2019 was 24,458,938.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “SI-BONE,” and “the Company” refer to SI-BONE, Inc. The SI-BONE logo and other trade names, trademarks or service marks of SI-BONE are the property of SI-BONE, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Forward-Looking Statements
This Annual Report on Form 10‑K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements about:

•	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;

•	our ability to expand our sales and marketing capabilities to increase demand for iFuse, expand geographically, and obtain favorable coverage and reimbursement determinations from third-party payors;

•	our estimates of our market opportunity;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	competition in the markets we serve;

•	our expectations of the reliability and performance of iFuse;

•	our expectations of the benefits to patients, providers, and payors of iFuse;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement instruments and materials;

•	the factors we believe drive demand for iFuse and our ability to sustain or increase such demand;

•	our ability to develop additional revenue opportunities, including new devices;

•	the scope of protection we establish and maintain for intellectual property rights covering iFuse and any other device we may develop;

•	our estimates regarding our costs and risks associated with our international operations and international expansion;

•	our ability to retain and recruit key personnel and expand our sales force;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.
Forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I
Item 1. Business.
Overview
We are a medical device company that has pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, more than 37,000 procedures have been performed by over 1,800 surgeons, in the United States and 33 other countries. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. We believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States.
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
Our growth rate has recently increased, which we attribute in part to more widespread insurance coverage for sacroiliac fusion procedures, with many recent positive payor coverage policies exclusive to our iFuse system, as well as our efforts to educate the market regarding sacroiliac dysfunction. Since January 1, 2018, because of the strength of published clinical evidence on iFuse, 31 U.S. payors have published reimbursement policies exclusively covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint. We believe that the full impact of each exclusive coverage decision grows over time as we continue to educate surgeons about the coverage and the medical criteria they need to follow, and train them on the diagnosis and how to perform the iFuse procedure.
In 2018 and 2017, we generated revenue of $55.4 million and $48.0 million, respectively, a growth rate of 15%, and incurred net losses of $17.5 million and $23.0 million, respectively. Our gross margins were 91% and 89% for 2018 and 2017, respectively. The number of iFuse procedures performed in 2018 and 2017 was 6,659 and 5,739 respectively.
Our implants have a triangular cross section, which resists twisting of the implant within the bone in which it is implanted, helping stabilize the joint even before fixation of the bone onto the implant, or bony ingrowth, which results in fusion. Products from our competitors use screws to treat the sacroiliac joint, which do not resist twisting within the bone as well as our patented triangular implants. A study we performed showed that our iFuse implants have more than six times the rotation resistance of a screw designed for sacroiliac joint fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape we use for iFuse. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw and the larger porous surface area of our implants allows for bony ingrowth. Three of our implants are typically used in each procedure.
The safety, clinical effectiveness, durability of pain relief and reduction in disability, cost effectiveness, and reduction in opioid users that result from iFuse are supported by a large number of studies that have resulted in more than 60 published papers. Several of these papers publish results from three prospective multicenter studies (INSITE, SIFI, and iMIA), two of which were randomized controlled clinical trials. Additionally, there have been several studies showing longer-term follow-up of up to six years.

•
INSITE is a randomized controlled study conducted in the United States. Positive 24-month follow-up results were published in August 2016 in the International Journal of Spine Surgery showing statistically significant and clinically important reduction in pain and disability after sacroiliac joint fusion but very little response to maximal non-surgical treatment. In April 2015, INSITE was awarded the “Best Overall Paper” out of approximately 450 submitted clinical study papers at the International Society for Advancement of Spine Surgery, or ISASS, conference

•
iMIA is a randomized controlled study conducted in Europe. Positive 24-month results were published in March 2019 in The Journal of Bone and Joint Surgery. Like INSITE, results from iMIA show statistically significant and clinically profound reduction in pain and disability after SI joint fusion but little improvement after non-surgical treatment.

•
SIFI is a single-arm study conducted in the United States. Positive 24-month follow-up results were published in the International Journal of Spine Surgery in April 2016, showing substantial and sustained reduction in pain and disability.

•
LOIS is a prospective follow-on study, enrolling subjects at a subset of INSITE and SIFI sites treated with iFuse. Study outcomes at four years were published in July 2018 in Medical Devices: Evidence and Research. Among 103 enrolled subjects, mean sacroiliac joint pain at three years decreased from 82 preoperatively to 28 (a 54-point improvement from baseline, p<.0001).

•
A study in Neurosurgery published in April 2017 showed similar improvements in pain and disability in patients followed for up to six years. The study also showed a substantial reduction in the number of subjects using opioids in patients treated with iFuse at their last follow-up visit. At the last follow-up visit, 84% of patients who received non-surgical management were using opioids, while only 7% of patients treated with iFuse were using opioids.

The INSITE clinical trial included 148 subjects treated at 19 centers in the United States, with subjects randomized in a two-to-one ratio to either immediate sacroiliac joint fusion with iFuse or non-surgical management. The study design allowed subjects in the non-surgical management group to cross over and have surgery after six months. By 24 months after the start of the clinical trial, 89% of the non-surgical management group subjects still participating in the trial had elected to cross over to have the iFuse procedure, primarily because they derived little clinical benefit from non-surgical treatments. The study’s results can be summarized as follows:

•
Reduction in Pain. There was a statistically significant and clinically important pain reduction in subjects treated with iFuse as compared to very small responses in those treated with non-surgical management. Subjects surgically treated with iFuse had mean 52- 54- and 55-point reductions in sacroiliac joint pain at 6, 12 and 24 months, respectively, as measured by the VAS. By contrast, subjects in the non-surgical management group had only a mean 12-point reduction (p<0.0001) at six months. 12 points is below the commonly accepted 20-point threshold for clinically important improvement. In addition, the non-surgical management group subjects who elected after six months to cross over to have the iFuse procedure had pain reduction similar to that seen in subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with a reduction in VAS sacroiliac joint pain of 20 or more points due to the assigned treatment only was 83% in the iFuse group and 10% in the non-surgical management group.

•
Reduction in Disability. There was a statistically significant and clinically important reduction in disability in subjects treated with iFuse as compared to very little response in those treated with non-surgical management. Subjects surgically treated with iFuse had a mean 27-point reduction in disability at six months, on the 0–100 Oswestry Disability Index, or ODI, while subjects in the non-surgical management group had only a mean five-point reduction (p<0.0001). Five points is less than the commonly accepted 15-point threshold to denote a clinically important response. At 24 months, the iFuse group had a mean 28-point reduction in ODI. At six months, the proportion of subjects with ODI improvements of at least 15 points was 72.5% with iFuse treatment and only 13.0% in those undergoing non-surgical management (p<0.0001 for difference in response rate). In addition, the subjects who elected after six months to cross over to have the iFuse procedure had similar reduction in disability as the subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with an ODI improvement of at least 15 points with the assigned treatment only was 68.2% and 7.5% in the iFuse and non-surgical management groups, respectively (p<0.0001 for difference in response rate). These are very large differences.

Patients from certain sites participating in the INSITE study will be followed for up to five years as part of LOIS, a separate long-term study.

Surgical revision rate is an important measurement of a treatment’s effectiveness for patients. Studies on lumbar, or lower back, fusion, a different type of spine procedure from iFuse, have shown revision rates as approximately 12%. A study published in Medical Devices: Evidence and Research in November 2015 showed that the cumulative four-year revision rate with iFuse was 3.5%. A single surgeon retrospective study published in the International Journal of Spine Surgery in January 2017 showed that the cumulative four-year revision rate for screw-based treatment of the sacroiliac joint was five times higher than the cumulative four-year revision rate for iFuse.
Market Opportunity
We estimate that over 30 million American adults have chronic lower back pain. For patients whose chronic lower back pain stems from the sacroiliac joint, our experience in both clinical trials and commercial settings indicates that iFuse could be beneficial for at least 30% of patients who are properly diagnosed and screened for surgery by trained healthcare providers. Approximately 282,000 patients in the United States were estimated to have received multiple non-surgical steroid injections for sacroiliac joint pain in 2018. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential market for iFuse in the United States could be 279,000 patients annually, for a potential annual market in the United States of approximately $2.7 billion. While we have made significant inroads at penetrating this market, U.S. patients received only 5,094 iFuse procedures in 2018.
Patients with sacroiliac joint dysfunction may experience debilitating pain. We believe that the sacroiliac joint is the last major joint to be addressed by the orthopedic implant industry. Studies have shown that the disability that results from disease of the sacroiliac joint is comparable to the disability associated with a number of other serious orthopedic conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions where an implant is used and a multi-billion dollar market exists.
Frequently, sacroiliac joint patients are aging and/or may have experienced one or more of the following events that have contributed to disruption or degeneration of the sacroiliac joint: falls, previous lumbar surgery, automobile accidents, and/or pregnancies. We believe that Americans spend approximately $85.9 billion per year on spine problems and that approximately 65% of people who suffer from sacroiliac pain are women. In the United States, iFuse is intended for sacroiliac joint fusion for conditions including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. In all other countries where iFuse is available commercially, the system is indicated for sacroiliac joint fusion.
Diagnosis
It is often difficult to identify the source of lower back pain. As a result, some surgical procedures performed on the spine have a sub-optimal success rate. For example, published studies of lumbar fusion have shown success rates of only approximately 60%. Unsuccessful spine surgery may result in failed back surgery syndrome, which has been shown to result in high healthcare costs with poor overall relief of pain. Published studies have shown that the sacroiliac joint is a cause of the pain in 32% to 43% of patients who have previously had lumbar fusion surgery and are experiencing recurrent low back pain. We believe low success rates of lumbar fusion are likely related, in many cases, to failure to diagnose the sacroiliac joint as the correct cause of pain.
Since we launched iFuse, we have made considerable investments in teaching healthcare professionals to accurately diagnose sacroiliac joint disorders. We provide instruction and training on how to perform the provocative maneuvers in a physician’s office that can help establish the sacroiliac joint as the source of pain. If provocative tests are positive, surgeons confirm the diagnosis by injecting a small amount of local anesthetic into the joint under fluoroscopic guidance. The sacroiliac joint is confirmed as a pain source if the local anesthetic produces immediate and significant pain reduction. In addition to the differentiated characteristics of our iFuse procedure and triangular iFuse implants, we believe that more accurate diagnosis is part of the reason for the high success and patient satisfaction rates of the iFuse procedure.
Surgical Treatment of Sacroiliac Joint Disease

Patients with sacroiliac joint dysfunction or sacroiliac joint arthritis frequently experience significant pain simply from sitting, standing, or rolling over in bed. These activities result in small movements of the sacroiliac joints and pressure transferred across the joints. The pain can be exacerbated with activity—when a patient walks or runs, for example, the shock from each step is transmitted up the leg, through the iliac bones of the pelvis to the sacroiliac joint. The initial goal in fusion of the sacroiliac joint is to immediately stabilize the joint which very quickly decreases the pain. Following initial stabilization of the sacroiliac joint, the goal is to permanently fuse the joint. We believe our proprietary triangular implants stabilize the joint better and more quickly than competing technologies such as screws.

Surgical fusion of the sacroiliac joint with an open surgical technique was first reported in 1908, with further reports in the 1920s. The open procedure uses plates and screws, requires a 6- to 12-inch incision and is extremely invasive. The iFuse procedure involves a 1- to 2-inch incision and is much less invasive. For these reasons, we believe that open surgery for elective sacroiliac joint fusion has become less common in the United States since we introduced iFuse.

Due to its invasiveness, pain, long recovery time, and infrequent use, the open sacroiliac joint fusion procedure was rarely taught in medical school or residency programs. Prior to our launch of iFuse, most spine surgeons were unfamiliar with the sacroiliac joint and had never performed a sacroiliac joint fusion. As a result, when patients presented with lower back pain, spine surgeons often did not include evaluation of the sacroiliac joint in their diagnostic work-up. Surgeons who did recognize the condition typically told their patients they had nothing to offer surgically.

Non-Surgical Treatment of Sacroiliac Joint Disease

Although a number of non-surgical treatments exist for sacroiliac joint pain, they did not provide the level of pain or disability relief seen with the iFuse procedure for the patients participating in the INSITE study. Non-surgical treatments include:

•	Medical therapy, including opiates and non-steroidal anti-inflammatory medications.
•	Physical therapy, which can involve exercises as well as massage.
•	Intra-articular injections of steroid medications, which are typically performed by physicians who specialize in pain treatment or anesthesia.
•	Radiofrequency ablation, or the cauterizing, of the lateral branches of the sacral nerve roots.

Our Solution—The iFuse Implant System
Our iFuse system, which includes our implants and instruments, is designed to address the shortcomings of alternative treatments, including open surgery, non-surgical management, and screw-based fusion procedures. As shown in the graphic below, our iFuse implants are triangular, and three implants are typically used in each procedure. Our implants are made of titanium and have a porous surface. Each iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw and the large porous surface area allows fixation of the bone to the implants. We introduced the original iFuse implants in 2009, and our second generation iFuse-3D implants in 2017.
The iFuse procedure is typically performed under general anesthesia. The surgeon uses a custom instrument set we provide to prepare a triangular channel for each implant through the ilium, across the sacroiliac joint, and into the sacrum. An iFuse implant is then pressed into the triangular channel, which is slightly smaller than the implant, creating what is known as an interference fit. The triangular cross section of our iFuse implants, as shown below, prevents them from rotating. Our triangular iFuse implants cross the sacroiliac joint and provide immediate joint stability, which is why we believe pain diminishes soon after the iFuse procedure. Over time, bone grows onto the implants and across the joint, permanently stabilizing or fusing the joint.
By contrast, open fusion of the sacroiliac joint, as well as the minimally invasive solutions offered by other companies, typically use screws and/or plates for fixation. When placed across the sacroiliac joint, standard orthopedic screws, which lack features to encourage biologic fixation, have an exhibited propensity to rotate and loosen over time. Because of the triangular shape, porous surface, strength, and other differentiating factors of our iFuse implants, we believe that our published clinical data do not apply to other minimally invasive solutions. Little published evidence of safety, clinical effectiveness, durability, or economic utility currently exists for sacroiliac fusion devices other than iFuse. We are unaware of any data to show that our competitors’ sacroiliac joint screws, with features allowing biologic fixation, have a lower rate of loosening than standard orthopedic screws. In addition, placement of plates for open fusion procedures typically requires larger incisions and more invasive dissection, which results in longer recovery times and increased morbidity. We believe that the differences between iFuse and other products, as well as the substantial published clinical evidence showing the safety and effectiveness of iFuse, are the reason why a growing number of payors have recommended that iFuse be reimbursed for sacroiliac surgery to the exclusion of other technologies that are designed for the procedure.
Our implants cross the sacroiliac joint and provide immediate stability, which is why we believe pain diminishes soon after the iFuse procedure. Typically, surgeons recommend protected weight-bearing for three weeks. However, post-operative instructions are patient-specific and some patients are allowed to perform weight-bearing activities sooner. Follow-up studies have shown that bony bridging across the sacroiliac joint is present in the majority of cases five years after the iFuse procedure.
Three implants are used in most iFuse procedures. Each implant bridges across the joint from the iliac bone to the sacrum. Placing each implant requires four basic steps:

•	Pin. The surgeon inserts a guide pin through the iliac bone, across the sacroiliac joint and into the sacrum.
•	Drill. Surgeons drill over the guide pin, through the iliac bone, across the sacroiliac joint and just into the sacrum. This step is optional if using the sharp-tip broach.
•	Broach. The surgeon impacts a triangular broach over the pin which prepares a triangular channel that is slightly smaller than the iFuse implant.
•
Implant. The surgeon impacts the implant into the triangular channel thereby spanning the sacroiliac joint and docking the implant in the sacrum. The channel is slightly smaller than the implant, which produces an interference fit.

iFuse is a cannulated system, which means that the drill, broach and implants have hollow channels which fit over the pin for guidance purposes. As is typical across the orthopedic implant industry, a member of our team is normally present in the operating suite during surgery to provide technical assistance for the use of iFuse.
We currently offer three custom instrument sets for surgical placement of iFuse implants in the body. The standard set comprises largely stainless steel materials; the XL (Extra Long) set is the same as the standard set but most instruments are elongated by three inches for treatment of larger patients; and the radiolucent set comprises instruments made with more radiolucent materials, such as PEEK and aluminum to improve visualization under fluoroscopy during an iFuse procedure. We also have instrument sets which have been cleared for use with Medtronic’s surgical navigation system and with the Mazor surgical robot.
Our Published Studies
iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility.
These benefits are supported by more than 65 published papers (48 of which we financially supported), including two prospective, randomized controlled multi-center clinical trials referred to as “INSITE” and “iMIA” respectively, and a prospective multi-center clinical study referred to as “SIFI.” INSITE 24-month follow-up results were published in August 2016 in International Journal of Spine Surgery. Six-month and one-year summaries were also published in reputable journals. Twenty-four month results from iMIA were published in the March 2019 issue of The Journal of Bone and Joint Surgery, a general orthopedics journal. A prospective, follow-on study called “LOIS” tracks certain study participants from INSITE and SIFI for up to five years after their initial surgery. A four-year summary from LOIS was published in Medical Devices Evidence & Research in July 2018. Published results from each of these studies demonstrate clinically important and statistically significant improvement in sacroiliac joint pain, disability due to lower back pain, quality of life, and patient satisfaction. Moreover, the level of published evidence supporting the safety and effectiveness of sacroiliac joint fusion using iFuse is high.
In the United States, the iFuse Implant System is FDA-cleared with the following indication statement: The iFuse Implant System® is intended for sacroiliac fusion for conditions including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. Clinical studies have demonstrated that treatment with the iFuse Implant System improved pain, patient function, and quality of life.
iFuse-3D, which was FDA-cleared in 2017, has a very similar indication statement but does not have the statement regarding improvement in pain, function, and quality of life. In the United States, our marketing strategies must adhere to the above statements. In all other countries, the indication statement for the iFuse Implant System (including iFuse-3D) more broadly indicates that the device is indicated for sacroiliac joint fusion.

INSITE Study Design
INSITE is a prospective multicenter randomized controlled trial conducted in the US. This section describes INSITE in more detail.
INSITE enrollment took place between January 2013 and May 2014 at 19 sites in the United States. Adults between 21 and 70 years old were eligible to participate if they had a confirmed diagnosis of sacroiliac dysfunction due to degenerative sacroiliitis and/or sacroiliac joint disruption. Diagnosis was based on the subject’s history, provocative tests performed in the surgeon’s office, and at least a 50% decrease in sacroiliac joint pain 30 to 60 minutes after local anesthetic was injected into the joint under image guidance. Eligibility required a sacroiliac VAS pain score of at least 50, where zero represents no pain and 100 represents the worst pain imaginable, as well as a baseline ODI score of at least 30, which has a scale of 0-100, where zero represents no disability and scores greater than 60 represent very severe disability.
Exclusion criteria included inability to diagnose pain related to the sacroiliac joint, sacroiliac joint pain due to inflammatory conditions, severe back pain deemed to be due primarily to other causes, history of recent major trauma to the pelvis, metabolic bone disease, or any condition that made treatment with the study devices infeasible or interfered with the ability to participate in physical therapy. Subjects involved in litigation, on disability leave, or receiving workers’ compensation related to their back or sacroiliac joint pain were also excluded.
Subjects were randomly assigned to sacroiliac joint fusion or non-surgical management in a two to one ratio. After six months of follow-up, subjects could elect to receive sacroiliac joint fusion surgery using iFuse. All of the subjects who were randomized to non-surgical management completed at least six months of follow-up before electing to cross over to surgery. There was no early crossover. Baseline assessments included medical history and physical examination. Subjects were scheduled for follow-up at 1, 3, 6, 12, 18, and 24 months after enrollment. At each follow-up, the subjects evaluated their pain and disability by completing questionnaires to assess pain and disability.
Subjects assigned to non-surgical management began immediately with treatment consisting of one or more of the following: 1) management of pain with medication, including narcotics; 2) physical therapy; 3) steroid injections in the sacroiliac joint; and 4) radiofrequency ablation of local nerves. Physical therapy followed American Physical Therapy Association, or APTA, guidelines. Not all non-surgical management interventions were provided to all non-surgical management subjects. Non-surgical management interventions were provided serially, typically in order of increasing invasiveness, according to individual needs.
A high-resolution pelvic CT scan was performed at the 24-month follow-up for those subjects randomized to and treated with iFuse. The primary purpose of the CT scan is to judge the adherence of bone onto the implants on both the sacral and iliac sides of the sacroiliac joint and to determine whether there is bone bridging across the joint. Other radiographic endpoints were assessed as well.
The study required that subjects receive only the assigned treatment to month six. After six months, the study allowed subjects assigned to non-surgical treatment to cross over to surgery. Crossover was allowed because the anticipated success rate for non- surgical management was low, and many subjects would not have participated without the ability to cross over to surgical care within the study. One-hundred percent of subjects who crossed over to surgical treatment in the study did so shortly after their six-month visit was complete in compliance with the design of the study. Nearly 90% of non-surgical management subjects still participating at month six crossed over to surgical care. All subjects who crossed over had sacroiliac joint fusion using iFuse and were subsequently evaluated with follow-up visits. No early crossover occurred.
In the study, 442 subjects at 19 centers were screened for participation, of which 148 were enrolled and treated. Mean subject age was 51 years and 18 (12%) were 65 years of age or older. Most subjects (94.6%) were Caucasian and approximately two-thirds were female. Follow-up was excellent with 96% of non-surgical subjects having 6-month follow-up and 87% of sacroiliac joint fusion patients having 24-month follow-up.
The primary endpoint was a composite success or failure endpoint. Success was defined as reduction from baseline VAS sacroiliac joint pain by at least 20 points, absence of device-related serious adverse events, absence of neurological worsening related to the sacral spine, and absence of surgical re-intervention (removal, revision, reoperation, or supplemental fixation) for sacroiliac joint pain. Secondary endpoints included improvement from baseline in VAS, ODI, as well as treatment satisfaction and other criteria. Other important measures included quality of life assessments.
Enrolled subjects were highly debilitated by sacroiliac joint pain as indicated by high baseline VAS scores (mean 82.3) and ODI scores (mean 56.8). Nineteen percent were not working due to chronic pain. The duration of pain prior to enrollment averaged 6.4 years (range 0.5 to 40.7 years), and 87.2% had had pain for more than one year and 73.6% had pain for more than two years.

Trial subjects had previously undergone sacroiliac-specific physical therapy (72.3% of subjects), sacroiliac steroid injections (85.8%) and radiofrequency ablation of the sacroiliac joint (16.2%). Approximately two-thirds were taking opioid pain medications at baseline and all reported that multiple activities commonly caused or worsened their sacroiliac joint pain.
All subjects assigned to sacroiliac joint fusion underwent the procedure. Of the subjects assigned to surgery, 76 had the iFuse procedure on one sacroiliac joint, while 26 underwent the procedure on both sacroiliac joints. Mean procedure time was 45 minutes (range 14 to 140 minutes). Mean estimated blood loss was 33 ml (range 0.5 to 250 ml). Three implants were used in 91.2% of cases and most implants were seven millimeters in diameter. The hospital length of stay ranged from zero to seven days, and 97.1% were discharged in two days or less.
Of the 46 subjects assigned to non-surgical management:

•	All but one received physical therapy during the six months after treatment assignment;
•	73.9% underwent at least one steroid injection;
•	45.7% underwent radiofrequency ablation of the sacroiliac joint; and
•	87.0% underwent at least two types of non-surgical management treatments in addition to pain medications.
The above data suggests that the intensity of non-surgical management interventions was high and representative of that provided in standard clinical practice.
INSITE clinical outcomes can be summarized as follows.

•
Reduction in Pain. There was a statistically significant and clinically important reduction in pain among subjects treated with iFuse as compared to non-surgical management. As shown in the graph below, subjects surgically treated with iFuse had a mean 52-point VAS reduction in sacroiliac joint pain at six months. The reduction in pain was sustained with a mean 54- and 55-point reduction in sacroiliac joint pain observed at 12 and 24 months, respectively. By contrast, subjects in the non-surgical management group had only a mean 12-point reduction (p<0.0001) at six months. In addition, the non-surgical management group subjects who elected after six months to cross over to have the iFuse procedure had pain reduction similar to that seen in subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with a reduction in VAS sacroiliac joint pain of 20 or more points was 83% in the iFuse group and 10% in the non-surgical management group.

Subjects who elected not to cross over to surgery had reduced pain at six months, but their pain worsened somewhat over time. In contrast, the non-surgical management group subjects who elected to cross over to have the iFuse procedure had pain reduction similar to that seen in subjects originally assigned to sacroiliac joint fusion with iFuse. These clinically important differences show the effectiveness of sacroiliac joint fusion with iFuse.

•
Reduction in Disability. There was a statistically significant reduction in disability with iFuse as compared to non-surgical management. As shown in the graph below, subjects surgically treated with iFuse had a mean 27-point ODI reduction in disability at six months, while subjects in the non-surgical management group had only a mean 4.6-point decrease (p<0.0001). At 12 and 24 months, the iFuse group had a mean 29- and 28-point reduction in disability, respectively. At six months, the proportion of subjects with ODI improvements of at least 15 points was 72.5% and 13.0% in the iFuse and non-surgical management groups, respectively. At 24 months, the proportion of subjects with an improvement of at least 15 points due to the assigned treatment was 68.2% and 7.5% in the iFuse and non-surgical management groups, respectively (p<0.0001).

As shown in the figure below, the subjects who elected after six months to cross over to have the iFuse procedure had similar reduction in disability as the subjects originally assigned to sacroiliac joint fusion with iFuse. These clinically important differences show the effectiveness of sacroiliac joint fusion with iFuse.

Patient Satisfaction
Patient satisfaction was assessed by asking subjects whether they were very satisfied, somewhat satisfied, somewhat dissatisfied or very dissatisfied with the treatment received. At six months, 79.0% of subjects who had received the iFuse procedure were very satisfied, compared with 27.3% of subjects in the non-surgical management group. At six months, 81.0% of surgery subjects said they would definitely have the procedure again. At 24 months, satisfaction rates were high, with 73.3% reporting being very satisfied with surgical treatment of the sacroiliac joint, and 71.1% indicated they would have the procedure again. These results are consistent with the satisfaction results from other iFuse studies, covering approximately 500 subjects.
Adverse Events
During the first six months, the mean number of adverse events per subject was slightly but not statistically significantly higher in the surgery group (1.3 events) as compared to the non-surgical management group (1.1 events, p=0.3063). The most common adverse event related to our implant was leg pain resulting from misplacement of the implant, resulting in impingement of the implant on a lumbar spine nerve root. The most common adverse event for our implant procedure has been minor wound infections. None of these adverse events required surgical treatment. The following table shows the number and percentages of subjects who had adverse events related to the iFuse device and the iFuse procedure.

	Non-Surgical Management (n=46)	Sacroiliac Joint Fusion (n=102)
	N (%*)	N (%)
Category
Related to iFuse implant
Definitely related	—	2 (2.0%)
Probably related	—	1 (1.0%)
Total	—	3 (2.9%)
Related to non-surgical management or iFuse procedure**
Definitely related	3 (6.5%)	6 (5.9%)
Probably related	1 (2.2%)	10 (9.8%)
Total	4 (8.7%)	16 (15.7%)
*	Percent reported as number of events divided by number assigned to treatment.
**	Events from first 180 days shown.
In summary, we believe the INSITE study, a prospective, randomized controlled multi-center clinical trial, provides substantial evidence of clinically important and statistically significant efficacy supporting the superiority of sacroiliac joint fusion using iFuse as compared to non-surgical management. Further, the fact that subjects who crossed over responded, as well as those who were originally assigned to the iFuse group, adds significantly to the trial’s validity and importance.
iMIA European Clinical Trial
iMIA is a second prospective, randomized clinical trial of sacroiliac joint fusion using iFuse compared to non-surgical management with a design very similar to that of INSITE. iMIA enrolled and included treatment of 103 subjects at nine sites in four European countries. The trial’s six-month results were published in European Spine Journal in May 2016 and 12-month results were published in August 2017 in Pain Physician. Twenty-four month results were published in March 2019 in The Journal of Bone and Joint Surgery.
In iMIA, 103 adults with chronic sacroiliac joint pain at nine sites in four European countries were randomly assigned in a one-to-one ratio to either immediate sacroiliac joint fusion with iFuse or conservative management. Conservative management was performed according to the European guidelines for the diagnosis and management of pelvic girdle pain and consisted of optimization of medical therapy, individualized physical therapy and adequate information and reassurance as part of a multifactorial treatment.
At 24 months, low back pain in the surgically treated group improved by 45 points and ODI improved by 26 points (p<.0001 from baseline). Adverse events occurred at a low rate and the frequency of adverse events did not differ meaningfully between groups. One case of postoperative nerve impingement occurred in the surgical group, which was resolved by repositioning the implant.
The figure below shows low back pain scores at baseline and throughout follow-up, as well as several other endpoints. The results show clinically profound, rapid and sustained reduction in pain following treatment with iFuse, in contrast with conservative management. The results also show parallel improvements in disability and quality of life.

Low Back Pain

Group	Number of Patients	Mean score 6 months after treatment
● Randomized to Conservative Management	51	68
▲ Randomized to iFuse	52	34

Visual Analog Pain Score, mean
100
80
60
40
20
0
68
34
P < 0.0001
0
3
6
12
18
24
Months After Randomization

The figure below shows mean ODI scores at baseline and throughout follow-up. The results show clinically profound, rapid and sustained reduction in disability following treatment with iFuse, in contrast with conservative management.

Disability

Group	Number of Patients	Mean score 6 months after treatment
● Randomized to Conservative Management	51	50
▲ Randomized to iFuse	52	32

Oswestry Disability Index, mean
80
60
40
20
0
0
3
6
12
18
24
Months After Randomization
50
32
P<0.0001

SIFI Clinical Trial
Sacroiliac Joint Fusion with iFuse Implant System, or SIFI, is a prospective, multicenter single-arm clinical trial. Eligibility criteria and endpoints were identical to INSITE. A manuscript summarizing 24-month results was published in International Journal of Spine Surgery in April 2016. Each of the 172 enrolled subjects received the iFuse procedure at one of 26 participating sites between August 2012 and December 2013. Mean subject age was 51 years and 96.5% of subjects were Caucasian and approximately 70% were female. Follow-up rates at month 6, 12, and 24 were 97%, 91%, and 87%, respectively.
Baseline sacroiliac pain and disability scores were high. The mean baseline VAS score was 79.8, while the mean baseline ODI score was 55.2. The mean duration of pain prior to enrollment was five years (range 0.4 to 41 years), and 84.3% had had pain for more than one year and 64.5% had had pain for more than two years.
Seventy-six percent were taking opioid pain medications at baseline and all reported that multiple activities commonly caused their sacroiliac joint pain. Many subjects (44.2%) had a history of prior lumbar fusion, and concomitant spine disease was common. Sacroiliac joint pain persisted despite prior treatments with physical therapy (64.5% of subjects), sacroiliac joint steroid injections (94.2%), and prior radiofrequency ablation of the joint (15.7%).
Hospital length of stay ranged from zero to seven days, and 95.3% were discharged in two days or less. Prolonged hospital stays were related to subject comorbidities, not procedure-related adverse events.
The figure on the left below shows mean VAS pain scores at baseline and throughout follow-up. The figure on the right shows mean ODI scores at baseline and throughout follow-up. The results for both VAS pain and ODI scores each show clinically important and sustained reduction in disability across the subject population and follow-up period, consistent with the results observed in the surgical group in INSITE.

Satisfaction rates were high, with 78.1% reporting being very satisfied with sacroiliac joint treatment by month 24 and 93.8% being very or somewhat satisfied. 74.7% indicated they would definitely have the procedure again; 88.4% indicated they would probably or definitely have the procedure again.
The most common adverse events were wound infection, irritation or drainage, sacroiliac joint pain related to implant malposition, and recurrent sacroiliac joint pain related to inadequate device placement. One subject had a deep wound infection that required surgical debridement. Four adverse events (2.4% of all subjects) were rated by the investigator to be definitely device-related and three (1.8%) were probably device-related. Pain related to implant impingement on sacral nerve roots occurred in three cases (including one non-study-related side), all of which resolved with immediate repositioning of implants. In four cases, sacroiliac joint or hip pain was attributed to the presence of an implant or bone growth around the implant. Twenty-six events were rated as probably or definitely related to the placement procedure.
LOIS Clinical Trial
LOIS is a prospective follow-on study, enrolling subjects at a subset of INSITE and SIFI sites who underwent sacroiliac joint fusion. Enrolled subjects will be followed out to five years following surgery. Study outcomes at four years were published in Medical Devices: Evidence and Research in August 2018. Among 103 enrolled subjects, mean sacroiliac joint pain at four years decreased from 82 preoperatively to 27 (a 54-point improvement from baseline, p<.0001), as shown in the graph below.

Subjects in the LOIS study experienced similar improvements in disability and quality of life. As shown in the graph above on the right, average disability prior to treatment as measured on the ODI scale was 56 and fell to an average of 30 by 48 months following treatment, a 26 point improvement compared to the commonly accepted 15-point threshold for meaningful change in this measure. Quality of life scores also improved markedly in this study. Average quality of life as measured by the EuroQol-5D prior to treatment was 0.45 and had improved to 0.75 by 48 months following treatment with iFuse.
Additional Published Clinical Studies
We have demonstrated the long-term durability of pain relief resulting from treatment with iFuse in several other published studies. A study published in the Open Orthopedics Journal in 2014, which we financially supported, showed that significant clinical pain relief observed at 12 months was maintained for five years. Similar results with four and one-half year follow-up were published in the Journal of Spine in 2014. A retrospective multicenter analysis of three-year outcomes after sacroiliac joint fusion with iFuse showed similar responses.
Among eleven clinical studies including more than 500 patients in which satisfaction with the iFuse procedure was measured, an average of 92% of participants were satisfied or very satisfied with the results of the surgery. We financially supported nine of these 11 studies.
To date, several studies, some of which we did not sponsor, have been published on the safety and effectiveness of sacroiliac joint fusion using iFuse. These are prospective or retrospective, single site or multi-site, and U.S.- or Europe-based. These clinical studies demonstrate the iFuse procedure to be safe and effective. These studies demonstrate pain reduction and/or ODI improvement that is statistically significant and clinically important. The type and rate of reported adverse events were similar to those reported in INSITE, iMIA, and SIFI. These additional studies are consistent with the results of INSITE, iMIA, and SIFI.
A study published in April 2017 in Neurosurgery shows the impact of non-coverage of sacroiliac joint fusion by the healthcare system. In this study, a Spanish neurosurgeon reports the clinical experience of 423 patients seen in his clinic for sacroiliac joint pain. While many patients’ pain resolved without intervention, 152 of the patients (36%) had continued sacroiliac joint pain. Of these patients, 74 did not have access to the procedure due to their insurers’ denial of coverage and instead were only able to pursue continued non-surgical treatment. Of the remaining 78 patients, 51 underwent radiofrequency ablation of lateral branches of sacral nerve roots and 27 underwent sacroiliac joint fusion with iFuse.

The group treated non-surgically had poor outcomes, including increased pain, disability, and opioid use, as well as worsened work status. By contrast, patients who were able to undergo the iFuse procedure had very large improvements in pain and disability, improved work status, and a decreased incidence of opioid use. The differences in all outcomes (pain, disability, work status, and opioid use) were both statistically significant and clinically profound. The graph below shows the pain scores of the three treatment cohorts followed in this study.

The graph below shows the changes in the percentage of subjects using opioids among the iFuse and conservative care groups in the study. Forty-nine percent of subjects who were not able to access treatment with iFuse were using opioids at the beginning of the study, whereas 80% of them were using opioids at the time of their final follow-up. In contrast, 63% of the subjects who were able to obtain treatment with iFuse were using opioids prior to treatment, whereas only 7% were using opioids at their final follow-up visit.

There are several important aspects to this study:

•
It can be considered a “pseudorandomized trial” in that insurance denials (which dictated which treatment the patient could receive) was not clearly related to any important predictor of clinical outcomes. This enhances the comparability of groups.

•	It is the longest reported cohort of non-surgical treatment of sacroiliac joint pain published to date.
•
Non-surgical treatment was clearly associated with poor outcomes, consistent with our experience in the US, in which patients receive repeated, and sometimes expensive, non-surgical treatments but do not derive significant benefit.

We recently finished enrollment in SALLY, a prospective single-arm multicenter trial of iFuse-3D for the treatment of sacroiliac joint dysfunction. The enrolled patient population was very similar to that of INSITE, SIFI and iMIA. Early results from SALLY show preoperative and six-month pain scores that are nearly identical to those of the three earlier prospective trials of iFuse. In addition, SALLY showed improvements in physical function tests and a larger reduction in opioid usage. A manuscript describing early SALLY results was submitted for publication in a peer-reviewed journal in February 2019.
In addition to clinical evidence, a number of economic publications we financially supported, including those in ClinicoEconomics and Outcomes Research, demonstrate that the iFuse procedure provides a cost savings to the healthcare system when compared to non-surgical management over time. One of these studies used data from INSITE to calculate the incremental cost-effectiveness of the iFuse procedure and found it to be similar to that of hip and knee arthroplasty, commonly known as total joint replacement. The two latter procedures are generally accepted as being safe, effective, and highly cost-effective. The incremental cost effectiveness ratio, or ICER, of a procedure or therapy is a common way of quantifying its cost-effectiveness and represents the incremental cost to the healthcare system of providing one additional quality adjusted life-year, obtained by dividing the average cost of the therapy by the average increase in quality-adjusted life years that it achieves. Therapies with ICERs below $50,000 are considered cost-effective and generally gain acceptance. For example, studies have shown that the ICER of total joint replacement surgery for knees is approximately $12,000 and that for hip replacements is approximately $10,000. One study showed the ICER of the iFuse procedure to be $13,000, nearly as cost-effective as knee and hip surgeries, which are both common and well-accepted procedures. The ICER of iFuse derived from data from the INSITE trial is significantly better than the published ICERs of other common spine surgeries derived from one of the few other randomized controlled clinical trials of spine surgeries. Published analyses of the data from this trial showed the ICER of discectomy to be approximately $21,000, the ICER of standard decompressive laminectomy to be approximately $64,000, and the ICER of posterior decompressive laminectomy to be approximately $59,000. Each of these is a commonly performed spine surgery.
A second study detailed a health economics model examining the cost impact of failing to consider the sacroiliac joint in the diagnosis of patients with low back pain in patients seeking surgery. Taking into account both the prevalence of sacroiliac joint dysfunction and the costs of diagnostic workup and surgical treatment, if a surgeon evaluating a patient with chronic low back pain fails to consider the sacroiliac joint, on average $3,100 more healthcare expenditures will ensue. The study concluded that taking the sacroiliac joint into account can save healthcare systems substantial amounts due primarily to reduction in misdiagnosis and its attendant costs.
A third study used data from our two prospective trials conducted in the United States to examine the impact of sacroiliac joint fusion on worker productivity. Results suggest that sacroiliac joint fusion can increase the productivity of affected workers by an average of $6,900 compared to continued non-surgical care.
A fourth health economic study conducted by Optum, a division of UnitedHealth Group, and published in October 2018 examined healthcare costs for low back pain before and after sacroiliac joint fusion in patients in a commercial insurance database. Analysis showed reductions in median low back pain-related healthcare costs after sacroiliac joint fusion compared to before. A break-even analysis for health plan reimbursements for patients undergoing minimally invasive sacroiliac joint fusion on an outpatient basis showed similar cumulative claims for patients not undergoing the procedure within approximately 2.5 years. Following the procedure, per patient costs related to sacroiliac joint pain decrease to approximately $250 per quarter among the group who underwent sacroiliac joint fusion.

Our Second-Generation Implant
Our second-generation iFuse implant, iFuse-3D, shown on the left below, was cleared for marketing by the U.S. Food and Drug Administration in March 2017 and the European Union in May 2017. This patented titanium implant combines the triangular cross-section of the iFuse implant with a proprietary 3D-printed porous surface and fenestrated design. This design also allows the surgeon to fill the implant with ground-up bone before implanting it, which some surgeons believe accelerates bone through-growth. iFuse-3D implants have shown positive bony ingrowth in cell culture and animal studies, whether or not ground-up bone is used, as shown in two peer reviewed studies published in June 2017 in the International Journal of Spine Surgery. The image on the right below shows the cross section cut from an iFuse-3D implant removed from an animal as part of the study and reveals robust growth of bone into and through the implant. We have completed enrollment of SALLY, described above, a clinical trial to evaluate the performance of iFuse-3D.

Coverage and Reimbursement
Coverage and reimbursement for iFuse products and related procedures vary by setting of care, payor type, and region. In the United States, healthcare providers that purchase iFuse products look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organization, or ACOs, and other healthcare-related organizations, to cover and pay for all or part of the costs of these procedures. These providers bill patients for any applicable deductibles or co-payments. Sales volumes and prices of company products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors.
The Medicare program is commonly used as a model for how private payors and other governmental payors develop their coverage and reimbursement policies for healthcare items and services, including iFuse procedures. Unless a national coverage policy exists for a particular technology, each of the Medicare Administrative Contractors is permitted to make its own determination of whether that item or service is covered by Medicare.
Medicare’s reimbursement rates for the iFuse procedure vary due to geographic location, the nature of facility in which the procedure is performed (i.e., hospital inpatient department, hospital outpatient department, or ambulatory surgical center) and other factors. Medicare reviews and updates its payment rates and methodologies for these settings of care annually, and rates can change from year to year. In addition, Congress can alter reimbursement rates at any time by mandating changes to Medicare’s payment methodologies.
Similarly, private payor coverage policies and reimbursement rates tend to vary across payors and settings of care. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Payors also review and challenge the prices charged for products and procedures.
In the United States, the American Medical Association, or AMA, generally creates specific billing codes for surgical procedures under a coding system known as Current Procedure Terminology, or CPT, which surgeons must use to bill and receive reimbursement for our iFuse procedure. Once the CPT code is established, the Centers for Medicare & Medicaid Services, or CMS, establishes payment levels and coverage rules under Medicare while private payors establish rates and coverage rules independently.
Prior to our launch of iFuse, Medicare and most private insurance companies reimbursed surgeons for sacroiliac joint fusions using either an established Category I CPT code or an unlisted code. A Category I CPT code is typically assigned to procedures that are consistent with contemporary medical practice and are widely performed. Procedures with a longstanding Category I CPT code are usually reimbursed.
However, effective July 1, 2013, the AMA’s CPT Editorial Panel created a new Category III CPT code for fusion of the sacroiliac joint using a minimally invasive or percutaneous approach. Category III CPT codes are used for new and emerging technologies and are reimbursed sporadically. This new code functionally redefined coding for sacroiliac joint fusions because it meant that minimally invasive or percutaneous fusion procedures should not be billed using the general Category I CPT code for sacroiliac fusion surgery. This coding change was accompanied by the establishment of a Medicare hospital outpatient prospective payment rate for the new code.
Following the creation of the new Category III CPT code, a number of papers demonstrating the clinical success of the iFuse procedure were published. As a result of these studies, along with the support of several professional medical specialty societies and leading academic surgeons, the AMA CPT Editorial Panel established a new Category I CPT code specifically for sacroiliac joint fusion surgery using a minimally invasive or percutaneous approach. This new Category I CPT code became effective on January 1, 2015. However, the new code did not immediately lead to positive coverage decisions by payors. In many cases, the payors wanted additional published evidence before deciding to cover the procedure. As a result, positive reimbursement decisions covering the procedure have occurred over the last few years, and some payors are still in the process of making decisions based on the most recent evidence.
In March 2015, our INSITE prospective, randomized controlled multi-center clinical trial was published. In June 2015, the largest spine society in the world, the North American Spine Society, or NASS, published a positive coverage recommendation, based on the clinical evidence, advocating to insurance companies and Medicare Administrative Contractors that sacroiliac joint fusion using a minimally invasive surgical approach should be routinely reimbursed. In March 2015, the International Society for Advancement of Spine Surgery, or ISASS, also published a similar, updated positive advocacy document intended to encourage insurance companies in the United States to reimburse for the procedure.

Coverage decisions for this code are made independently by each private insurance company and each of the Medicare Administrative Contractors that help manage Medicare. The process of obtaining coverage is laborious. As of June 30, 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering. As of December 31, 2017, U.S. payors covering 162 million lives regularly reimbursed for the iFuse procedure. However, by December 31, 2018, U.S. payors covering 256.5 million lives regularly reimbursed for the iFuse procedures, a 58% increase over December 31, 2017. Of the 65 largest private payors that we track, 45 had positive coverage policies for the procedure, were consistently covering the procedure, or had announced coming future coverage.
Third-party payors, whether governmental or commercial, are also developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these new products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained, or maintained if obtained.
In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals, and ambulatory surgical centers for procedures during which our products are used. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula.
Specialty benefit managers and companies which perform healthcare technology assessments have significant influence on coverage decisions. In May 2016, the ECRI Institute Health Technology Assessment Information Service published a positive review of the iFuse Implant System, citing our clinical evidence. In January 2018, the Blue Cross Blue Shield Association, the licensor to all 36 Blue Cross and Blue Shield insurers across the United States, wrote a favorable review of the clinical evidence conferring a positive coverage recommendation for minimally invasive sacroiliac fusion, but only when performed with iFuse. In February 2018, Milliman Care Guidelines, a Hearst Company publication, also recommended coverage and in May 2018, AIM Specialty Health, owned by Anthem, established coverage for only iFuse and none of our competitors. In October 2018, eviCore recommended our iFuse system exclusively for sacroiliac joint fusion or stabilization.
Private Payors. Private payors also decide whether to cover and how much to pay on an individual basis. We target and track 65 of the largest private payors that cover 256.5 million lives in the United States as of December 31, 2018. Of the targeted and tracked payors, 45 were covering regularly, or had announced coverage for, the iFuse procedure, while the remaining private payors were reevaluating their coverage policies. Of the private payors who are covering regularly, 26 have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Twenty of these exclusive coverage policies have published since January 1, 2018. The private payors covering iFuse exclusively are:

•	SelectHealth
•	BCBS-Health Care Service Corporation [IL]
•	BCBS-Health Care Service Corporation [NM]
•	BCBS-Health Care Service Corporation [OK]
•	BCBS-Health Care Service Corporation [TX]
•	BCBS-Health Care Service Corporation [MT]
•	BCBS-NJ- Horizon Blue Cross Blue Shield of New Jersey
•	BCBS-SC-Blue Cross Blue Shield of South Carolina
•	BCBS-WY-BlueCross BlueShield of Wyoming
•	BCBS-MS-Blue Cross Blue Shield of Mississippi
•	BCBS-KC-Blue Cross and Blue Shield of Kansas City
•	BCBS-FL-BlueCross BlueShield of Florida (Florida Blue)
•	Capital Health Blue Cross (Florida)
•	BCBS-MN-Blue Cross Blue Shield of Minnesota
•	BCBS-LA-BlueCross BlueShield of Louisiana
•	BCBS-ID-Blue Cross of Idaho
•	BCBS-TN-BlueCross BlueShield of Tennessee
•	BCBS-PA-Capital Blue Cross (Central Pennsylvania)
•	BCBS-KS-BlueCross BlueShield of Kansas
•	BCBS-PA-Independence Blue Cross (Philadelphia, Southeastern Pennsylvania)
•	BCBS-MA-Blue Cross Blue Shield of Massachusetts
•	BCBS-Regence Blue Cross/Cambia Solutions
•	BCBS-NY-HealthNow NY: BlueShield of Northeastern New York/BCBS - BCBS of Western NY
•	BCBS-NC-Blue Cross Blue Shield of North Carolina
•	Neighborhood Health
•	BCBS-AZ-BlueCross BlueShield of Arizona
The private payors covering iFuse and other sacroiliac joint fusion products are:

•	Priority Health
•	Kaiser California
•	Kaiser Northwest
•	Health New England
•	Geisinger Health Plan
•	BCBS-MI-Blue Cross Blue Shield of Michigan
•	Harvard Pilgrim
•	BCBS-NE-Blue Cross Blue Shield of Nebraska
•	Kern Health Systems
•	Network Health
•	BCBS-VT-BlueCross BlueShield of Vermont
•	BCBS-Blue Cross of Northeastern Pennsylvania (Highmark)
•	Utah Public Employee Health Plan
•	BCBS-ND-Blue Cross Blue Shield of North Dakota
•	Emblem Health
•	United Healthcare
•	Medical Mutual of Ohio
•	HealthPartners
•	Scott & White

As of December 31, 2018, U.S. payors covering 256.5 million lives reimburse for iFuse, 121.7 million of which are covered by private payors. The chart below shows the overall coverage as of December 31, 2018:

iFuse Covered Lives by Payor Type

(as of December 31, 2018)

300M
250M
200M
150M
100M
50M
0M
75.7M
64.5M
55.5M
46.0M
14.8M
256.5M
Commercial, Non-Exclusive
Medicaid
Medicare
Commercial, Exclusive
Military/ Federal
TOTAL COVERAGE

Note that because many individuals are covered by more than one health insurance plan or may switch plans during the year, the total number of covered lives reported by the payors represented above may be larger than the number of individuals who have access to the iFuse procedure through their health insurance provider at any given time.
There are a number of large and small private payors, including Aetna, Cigna, Humana, and Anthem, that are not yet reimbursing for the procedure. Some of these non-covering payors are reevaluating coverage given the latest data, but there can be no assurance they will reach positive coverage decisions. In most cases, the payors who are not covering are reevaluating coverage. Many payors will only review their coverage policies for a procedure on a scheduled basis, which can be every few months or as infrequently as once per year.

Prior to payor coverage, surgeons have been reluctant to get trained on a procedure for which they could not reliably be reimbursed. While we believe the increased coverage described above will have a positive effect on the number of iFuse procedures and our associated revenue in the future, the effect likely will happen with a lag time: after a positive coverage decision is made, a number of months may pass before it impacts the number of procedures and associated revenue, since the surgeons have to be made aware of the coverage decision, schedule re-examinations of patients who were candidates for surgery and subsequently schedule surgeries for the patients who are still candidates. We believe it takes between 6 and 24 months for surgeons to fully incorporate iFuse into their practices after payors initiate coverage. Further, the administrative burden on surgical practices can be substantial for patients where reimbursement coverage is new, and some surgeons do not believe that the current average surgeon reimbursement is yet adequate to compensate them. However, as reimbursement coverage has improved, surgeon interest in learning to diagnose the sacroiliac joint and perform iFuse procedures has been increasing.
Coverage Outside the United States
Outside the United States, reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries will require us to gather additional clinical data before recognizing and granting broader coverage and reimbursement for our products.
In April 2017, the UK’s National Institute for Health and Care Excellence, or NICE, published guidance on minimally invasive sacroiliac joint fusion, recommending that the procedure be available to properly diagnosed patients in the UK National Health System. NICE develops guidance and quality standards in health and social care and is a worldwide leader in technology evaluations. The recommendation states that the safety and efficacy of minimally invasive sacroiliac joint fusion surgery is adequate provided that standard arrangements are in place. Use with standard arrangements is the most positive recommendation that NICE can make for an interventional procedure such as MIS SI joint fusion. In October 2018, NICE published medical technology guidance specific to the iFuse Implant System, recommending that it be used in the National Health System because of the evidence demonstrating that treatment with iFuse improves pain, quality of life, and disability in properly selected patients. Additionally, in August 2018, the public hospital system in France announced it would initiate coverage for iFuse exclusively beginning September 6, 2018. Some countries will require us to gather additional clinical data before recognizing and granting broader coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.

Medical Affairs and Education
We have created a medical affairs team that focuses both internally and externally. Internally, specialized medical knowledge, and practical experience with iFuse are used to help train our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical experience allow us to create and execute a wide variety of programs to train the relevant external medical community, to assist them in identifying and diagnosing patients with sacroiliac joint dysfunction and in performing the iFuse procedure. The medical affairs team is led by a board-certified fellowship trained orthopedic spine surgeon. As of December 31, 2018, our U.S. faculty consisted of 82 surgeons, 22 pain management physicians, 15 nurse practitioners/physician’s assistants, and 90 physical therapists. These third-party consultants educate surgeons, physician’s assistants, nurses, physical therapists, and other healthcare professionals regarding sacroiliac joint diagnosis and the iFuse procedure.
Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since its introduction, over 1,800 surgeons have treated patients with iFuse. We also have a large number of educational programs for the broader medical community including primary care physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists, pain management physicians, and chiropractors. As of December 31, 2018, our medical affairs team and physical therapist consultants have educated over 4,600 physical therapists on sacroiliac joint dysfunction, its diagnosis and iFuse as a potential treatment. We also work to educate case managers, facilities where the iFuse procedure is performed such as hospitals, as well as payors and health plans. For example, as of December 31, 2018, we have trained over 1,200 case managers across the United States. Case managers help patients navigate the healthcare system so that they receive the appropriate treatment. In addition to the continuing education program for case managers, we have created continuing education programs for physical therapists and chiropractors. As of December 31, 2018, our physical therapy continuing education programs were approved in 47 states. These programs include instruction on the diagnosis and non-surgical treatment of sacroiliac joint dysfunction due to degenerative sacroiliitis and sacroiliac joint disruptions. Our medical affairs programs focus on working with leading spine surgeons to educate other surgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical societies to raise the awareness of and the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

Sales and Marketing
We market and sell iFuse primarily through a direct sales force and a small number of third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States was comprised of seven sales regions as of December 31, 2018. Each region is comprised of a number of territory sales managers who act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory associate representatives who cover cases. As of December 31, 2018, our territory sales managers were led by seven regional sales managers who reported to our Vice President of U.S. Sales. The Vice President of U.S. Sales reports to our Chief Commercial Officer. As of December 31, 2018, our U.S. sales force consisted of 45 sales representatives directly employed by us, and 30 third-party distributors.
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
As of December 31, 2018, we had 27 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), and the United Kingdom (2015). As of December 31, 2018, our international sales force consisted of 14 sales representatives directly employed by us and 23 exclusive third-party distributors, which together had sales in 33 countries through December 31, 2018. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of December 31, 2018, beyond Europe and the United States, surgeons had performed the first iFuse procedures in Australia, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudia Arabia, Taiwan and Turkey.
Research and Development
Since our initial launch of the iFuse system, we have introduced a number of new instrument enhancements, product enhancements and procedure enhancements. An example is the iFuse-3D implant, which we developed over several years and launched in 2017. The most notable instrument enhancement was the release of the revamped instruments set which included a number of radiolucent instruments.
In 2017, we introduced an instrument set which is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the positioning of certain instruments intra-operatively. In March 2018, we introduced surgical pins cleared for use with the Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. We expect to continue developing enhancements to iFuse to meet our customers’ changing needs and improve the surgery’s effectiveness. For example, we know that some surgeons use iFuse to treat SI joint dysfunction in patients in whom the surgeon is also implanting other devices to treat other spine conditions. We are developing products and techniques to help surgeons improve the treatment of these patients, and we will seek any additional regulatory clearances which may be required. We also design and manufacture, Class I instruments for our surgeon customers based on special request under our “Non-Standard Product” program.

Competition
We believe we were the first company to develop, manufacture, and market a minimally invasive implant cleared by the FDA expressly for sacroiliac joint fusion other than a modified screw. Over the past several years, other companies have subsequently recognized the opportunity and have entered the minimally invasive sacroiliac joint fusion market. However, all of these products are either screw-based or allograft products. We expect more competitors to enter into the market and an increased number of new product introductions by existing competitors. Many of our competitors are large, publicly traded companies that can dedicate far greater resources to the minimally invasive sacroiliac joint market than we can. These companies often have wide product offerings for spine and orthopedic surgery, which allow them to bundle products in order to win large hospital group contracts and can increase the barrier to entry for us. For example, some of our competitors offer sacroiliac joint fusion products which integrate with their surgical navigation and robotics platforms, enabling navigation of their procedures or performance of aspects of these procedures by surgical robots. Many of these companies also have much larger sales forces than ours, which allow them to reach more surgeons. We also expect there to be a continued push for non-surgical alternatives.

In the United States, we believe that our primary competitors currently are Globus Medical, Inc., Medtronic plc, XTant Medical Holdings, Inc., and RTI Surgical, Inc. Our primary competitors in Europe are Globus Medical, SIGNUS Medizintechnik GmbH, and XTant Medical Holdings. However, they sell screw-based products, which we believe to be weaker and less able to resist rotation than our triangular iFuse implants. We also compete against non-hardware products, such as allograft bone implants. These allograft products comprise human cells or tissues and are regulated by the FDA differently from implantable medical devices made of metallic or other non-tissue based materials, unless they include specific claims about their intended use which exceed a homologous use, or use consistent with the original function of the donor tissue.
Based on our commercial experience and market research, we believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States. iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than 65 published papers.
The following are the primary competitive factors on which companies compete in our industry:

•	product and clinical procedure effectiveness;
•	ease of surgical technique and use of associated instruments;
•	safety;
•	published clinical outcomes and evidence;
•	sales force knowledge;
•	product support and service, and customer service;
•	comprehensive training, including disease, anatomy, diagnosis and treatment;
•	product innovation and the speed of innovation;
•	intellectual property;
•	accountability and responsiveness to customers’ demands;
•	pricing and reimbursement;
•	scientific (biomechanics) data; and
•	attracting and retaining key personnel.

Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2018, we had been issued 35 patents in the United States, five patents in Japan, three in Europe and one in China. Also, as of December 31, 2018, we have 14 pending patent applications in the United States and five pending patent applications outside of United States. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Generally, our current U.S. patents are expected to expire between August 2024 and September 2035, and our Japanese patents are expected to expire between August 2025 and October 2031.
We have 12 registered trademarks in the United States and have filed for two more. In other countries, we have focused on registering three primary trademarks: “iFuse Implant System,” “SI-BONE,” and the SI-BONE logo. As of December 31, 2018, we have sought protection for at least two of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
We also rely upon trade secrets, know-how and continuing technological innovation, and may rely upon licensing opportunities in the future, to develop and maintain our competitive position. We may seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. There can be no assurance that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents but that compete with our proprietary technology and products. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications unknown to us, which applications may later result in issued patents that our existing or future products or proprietary technologies may be alleged and/or found to infringe.
There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how and brands, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could reduce the barriers to entry that we have established for iFuse, or subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing, selling or using iFuse, any of which could severely harm our business.

Regulation
Domestic Regulation of Our Products and Business
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the FDCA as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, development, and manufacture;
•	product safety, testing, labeling, and storage;
•	record keeping procedures;
•	product marketing, sales, distribution and export; and
•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions, and repair or recall of products.
There are numerous FDA regulatory requirements governing the clearance or approval and marketing of our products. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•	investigational device exemptions to conduct premarket clinical trials, which include extensive monitoring, recordkeeping, and reporting requirements;
•
QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;
•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•	regulations pertaining to voluntary recalls; and
•	notices of corrections or removals.
We have registered our facility with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We and our third-party manufacturers are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations and these inspections may include the manufacturing facilities of our suppliers.

FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either premarket notification, or 510(k), clearance or approval of a PMA from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. All of our currently marketed products are Class II devices, subject to 510(k) clearance.
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacture documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
Clinical Trials
Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials for implanted devices such as iFuse generally require an investigational device exemption application, or IDE, approved in advance by the FDA for a specified number of subjects and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the institutional review board, or IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high- risk devices, by the ministry of health in the applicable country.

Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•	Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•
QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;
•
medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

•	post-approval restrictions or conditions, including post-approval study commitments;
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•	regulations pertaining to voluntary recalls; and
•	notices of corrections or removals.
The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•	untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
•	unanticipated expenditures to address or defend such actions
•	customer notifications for repair, replacement, refunds;
•	recall, detention or seizure of our products;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•	operating restrictions;
•	withdrawing 510(k) clearances or PMA approvals that have already been granted;
•	refusal to grant export approval for our products; or
•	criminal prosecution.
The FDA inspected our facilities in May 2014. As a result, we received a Form 483 with three observations that have been since been corrected following a corrective and preventative action plan. We responded to the Agency in writing and the matter was closed as of October 2014. To date, the FDA has not taken any further actions with respect to the May 2014 inspection or its findings. The FDA inspected our facilities again in December 2016. As a result, no findings were noted.
Promotional Materials—“Off-Label” Promotion
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

In addition, under the federal Lanham Act and similar state laws, competitors, and others can initiate litigation relating to advertising claims.
International Regulation of Our Products
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, in the EEA our devices are required to comply with the Essential Requirements concerning medical devices. Compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in the EEA.
To demonstrate compliance with the Essential Requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The Notified Body typically audits and examines products’ Technical File and the quality system for the manufacture, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have successfully completed several Notified Body audits since our original certification in November 2010. Following these audits, our Notified Body issued International Standards Organization Certificates and CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices.
After the product has been CE marked and placed on the market in the EEA, we must comply with a number of regulatory requirements relating to:

•	registration of medical devices in individual EEA countries;
•	pricing and reimbursement of medical devices;
•	establishment of post-marketing surveillance and adverse event reporting procedures;
•	Field Safety Corrective Actions, including product recalls and withdrawals; and
•	interactions with physicians.
Failure to comply with these requirements may result in enforcement measures being taken against us by the competent authorities of the EEA countries. These can include fines, administrative penalties, compulsory product withdraws, injunctions, and criminal prosecution. Such enforcement measures would have an adverse effect on our capacity to market our products in the EEA and, consequently, on our business and financial position.
Further, the advertising and promotion of our products in the EEA is subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Regulatory Status
In November 2008, we received 510(k) clearance to market our first generation iFuse implant from the FDA. Since 2008, we have received additional FDA 510(k) clearances for new instruments, additional implant sizes and labeling changes. In the United States, the iFuse Implant System is intended for sacroiliac fusion for conditions, including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruptions and degenerative sacroiliitis. This includes conditions where symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. Clinical Studies have demonstrated that treatment with the iFuse Implant System improved pain, patient function, and quality of life. In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In November 2010, we obtained a CE Certificate of Conformity and affixed a CE mark to our iFuse Implant System to allow commercialization of iFuse in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion. Since 2010, we have added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in Europe. We plan to continue to work with our Notified Body to incorporate new products and labeling updates in our Technical Files for CE marking in European.

Since July 2013, we have obtained approval for iFuse in regions beyond the United States and the EEA, including Australia, Canada, Hong Kong, Israel, Malaysia, New Zealand, Saudi Arabia, Singapore and Taiwan. We are currently collecting information to determine our regulatory strategy in Japan.
Healthcare Fraud and Abuse
Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchases of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid, or other federally funded healthcare programs. Descriptions of some of the laws and regulations that may affect our ability to operate follows.
The federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of, or a specific intent to violate, the law. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly, and there is no exception or safe harbor for many common business activities. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. A number of states also have anti-kickback laws that establish similar prohibitions that may apply to items or services reimbursed by government programs, as well as by any third-party payors, including commercial payors.
The civil False Claims Act prohibits, among other things, knowingly presenting or causing the presentation of a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. Qui tam actions are filed under seal and impose a mandatory duty on the U.S. Department of Justice to investigate such allegations. Most private citizen actions are declined by the Department of Justice or dismissed by federal courts. However, the investigation costs for a company can be significant and material even if the allegations are without merit. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting a false or fictitious or fraudulent claim to the federal government.
False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $11,181 to $22,363 per claim (adjusted annually for inflation). Because of the potential for large monetary exposure, healthcare companies often resolve allegations without admissions of liability for significant and sometimes material amounts to avoid the uncertainty of treble damages and per claim penalties that may awarded in litigation proceedings. Moreover, to avoid the risk of exclusion from federal healthcare programs as a result of a False Claims Act settlement, companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.
In addition, HIPAA created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The federal Physician Payment Sunshine Act, implemented by CMS as the Open Payments program, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners.
Certain states also mandate implementation of corporate compliance programs, impose restrictions on device manufacturer marketing practices, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.

The FCPA and similar anti-bribery laws in other countries, such as the UKBA, generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.
Violations of these federal and state fraud and abuse laws can subject us to administrative, civil, and criminal penalties, including imprisonment, substantial fines, penalties, damages, and exclusion from participation in federal healthcare programs, including Medicare and Medicaid.
Data Privacy and Security Laws
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, as amended by HITECH, in the United States.
HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we could be required to report the improper use or disclosure to the U.S. Department of Health and Human Services, or HHS, which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $55,910 per violation, not to exceed $1.68 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.
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
In the European Union, we may be subject to laws relating to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to our operations. We process data of our employees, consultants and certain individuals who may be affiliated with our customers, including physician users of our products. The personal data may include sensitive personal data including health information. The data privacy regime in the EU includes the EU General Data Protection Regulation, or the GDPR, effective on May 25, 2018 and the E-Privacy Directive 2002/58/EC and national laws implementing each of them. Each EU Member State may adopt additional legislation implementing these regulations into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
The new EU-wide GDPR became applicable on May 25, 2018, replacing the data protection laws previously issued by each EU member state based on the Directive 95/46/EC. Unlike the Directive (which needed to be transposed at national level), the GDPR text is directly applicable in each EU Member State, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant—the greater of EUR 20 million or 4% of global turnover. The GDPR provides that EU member states may introduce further conditions, including limitations, to the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business.
We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law. We depend on a number of third parties in relation to our provision of our services, a number of which process personal data on our behalf. With each such provider we enter into contractual arrangements to ensure that they only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA, we do so in compliance with the relevant data export requirements. We take our data protection obligations seriously, as any improper disclosure, particularly with regard to our customers’ sensitive personal data, could negatively impact our business and/or our reputation.

Manufacturing and Supply
We use third-party manufacturers to produce our instruments and implants. The majority of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers to establish secondary suppliers. Our iFuse implants are currently provided by a single source, Orchid Bio-Coat, a division of Orchid Orthopedic Solutions LLC. In April 2016, we entered into a Quality and Manufacturing Agreement with Orchid MPS Holdings, LLC, or Orchid, which agreement was amended in March 2017, pursuant to which Orchid manufactures certain of our implants in accordance with our specifications. We purchase product under the agreement pursuant to purchase orders we are required to deliver against a blanket purchase order we provide based on our product forecast. However, while we are required to purchase the amounts forecast in the blanket purchase order, we are not required to purchase product in excess of a specified amount of inventory based on our original forecast. During the first year of the agreement, the prices we pay for products are fixed under the agreement; provided that on an annual basis thereafter we will meet with Orchid to review changes in direct costs beyond certain thresholds and may negotiate changes to prices based on such changes in costs. In addition, the prices we pay for product may be increased with our consent to the extent such products are ordered with delivery timelines shorter than agreed upon order timelines. The initial term of the agreement is three years; provided, however, the agreement may be terminated immediately by (a)(i) either party as the result of the other party’s bankruptcy or insolvency, (ii) in the case of Orchid, our failure to make payments for products purchased under the agreement if such failure continues for a specified period after notice from Orchid, or (iii) either party as the result of a material breach of the agreement and such breaching party fails to cure such breach within a specified period after notice from the non-breaching party, (b) us in the event Orchid fails to remedy any deficiencies we may identify pursuant to our right to inspect Orchid’s facilities under the agreement, and (c) either party with prior written notice as provided under the agreement. To mitigate supply risk, we carry a minimum of two months of reserve stock based on current sales estimates and typically place implant orders with Orchid prior to estimated demand.
We have also added a second source supplier for machine parts. On February 1, 2017, we entered into a non-exclusive Manufacturing, Quality and Supply Agreement with rms Company, or RMS, pursuant to which RMS manufactures certain of our implants in accordance with our specifications, including both purchased and sterilized iFuse-3D implants, as well as uncoated machined implants which are subsequently coated to become our finished first generation iFuse implants. We amended this agreement on July 7, 2017 to provide for our purchase of product pursuant to purchase orders we must deliver against a blanket purchase order we provide based on our product forecast. While we are required to purchase the amounts forecast in the blanket purchase order, we are not required to purchase product in excess of a specified amount of inventory based on our original forecast. During the initial three-year term of the agreement, the prices we pay for products are fixed under the agreement provided that if order volumes deviate from forecasted amounts beyond certain thresholds we or RMS may request to negotiate further price changes. After the initial term, the agreement automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party in the event of a material breach of the agreement by the other party or by the insolvency of the other party. We may terminate the agreement at any time in the event (i) RMS fails to ship conforming product and such failure results in delays as specified in the agreement, (ii) RMS changes its manufacturing site without our prior approval, (iii) of a change of control of RMS, or (iv) RMS breaches a non-solicit covenant with respect to our employees or consultants. With respect to our first generation iFuse implant, the parts manufactured by RMS need to be coated by Orchid to finish the goods. RMS is currently our only supplier of iFuse-3D implants.
Aside from quality agreements, we do not currently have manufacturing agreements with any of our other manufacturers and orders are controlled through purchase orders.
We believe that our manufacturing operations, and those of our suppliers, comply with regulations mandated by the FDA, as well as Medical Devices Directive regulations in the EEA. Manufacturing facilities that produce medical devices or component parts intended for distribution world-wide are subject to regulation and periodic planned and unannounced inspection by the FDA and other domestic and international regulatory agencies.
In the United States, products we sell are required to be manufactured in compliance with the FDA’s QSR, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: Quality Management System ISO13485, Full Quality Assurance Certification for the design and manufacture of iFuse, and a Design Examination certificate for iFuse.

We are required to demonstrate continuing compliance with applicable regulatory requirements to maintain these certifications and will continue to be periodically inspected by international regulatory authorities for certification purposes. Further, we and certain of our suppliers are required to comply with all applicable regulations and current good manufacturing practices. As set forth above, these FDA and international regulations cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections. If we or our manufacturers fail to adhere to current good manufacturing practice requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory approvals, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

Product Liability and Insurance
The manufacture and sale of our products subjects us to the risk of financial exposure to product liability claims. Our products are used in situations in which there is a risk of serious injury or death. We carry insurance policies which we believe to be customary for similar companies in our industry. We cannot assure you that these policies will be sufficient to cover all or substantially all losses that we experience.
We endeavor to maintain executive and organization liability insurance in a form and with aggregate coverage limits that we believe are adequate for our business purposes, but our coverage limits may prove not to be adequate in some circumstances.

Employees
As of December 31, 2018, we had 183 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2018, we had a direct field sales organization of 83 in the United States and 19 in Europe. In the United States, we sell primarily through our direct field organization, and we have 30 third-party distributors. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Company History
SI-BONE was founded in 2008 by the main inventor of iFuse and member of our board of directors, orthopedist Mark A. Reiley, M.D., our President, Chief Executive Officer, and Chairman, Jeffrey W. Dunn, and orthopedic surgeon Leonard Rudolf, M.D. Dr. Reiley previously invented balloon kyphoplasty and founded Kyphon Inc., which was sold to Medtronic plc in 2007. He also invented the INBONE total ankle replacement system, which was sold to Wright Medical Technology, Inc. in 2008.

Corporate Information
We were incorporated in March 2008 in Delaware. Our principal executive offices are located at 471 El Camino Real, Suite 101, Santa Clara, California 95050 and our telephone number is (408) 207-0700. Our website address is www.si-bone.com. The information on, or that can be accessed through, our website is not part of this prospectus. We have included our website address as an inactive textual reference only.
Our Annual Report on Form 10-K, Quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website. The information contained on or that can be accessed through our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For 2018 and 2017, we had net losses of $17.5 million and $23.0 million, respectively. As of December 31, 2018, we had an accumulated deficit of $157.2 million. To date, we have financed our operations primarily through the proceeds of our initial public offering of our common stock, or IPO, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
Many private payors refer to coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as guidelines for setting their coverage and reimbursement policies. By December 31, 2016, all Medicare Administrative Contractors were regularly reimbursing for minimally invasive sacroiliac joint fusion.

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
When an iFuse procedure is performed, both the surgeon and the healthcare facility, either a hospital or ambulatory surgical center, submit claims for reimbursement to the healthcare payor. Generally, the facility obtains a lump sum payment, or facility fee, for minimally invasive sacroiliac joint fusions. Our products are purchased by the facility, along with other supplies used in the procedure. The facility must also pay for its own fixed costs of operation, including certain operating room personnel involved in the procedure. If these costs exceed the facility fee reimbursement, the facility’s managers may discourage or restrict surgeons from performing the procedure in the facility or using certain technologies, such as our iFuse implants, to perform the procedure.
The national average Medicare payment per procedure to hospital outpatient departments increased from $10,538 to $14,704 effective January 1, 2017. Effective January 1, 2019, the national average Medicare payment to hospital outpatient departments is $15,402. Effective January 1, 2019, the Medicare payment to an ambulatory surgical center for a sacroiliac joint fusion is $12,481. We believe that payments to facilities are generally adequate for these facilities to offer the iFuse procedure. However, there can be no guarantee that these facility fee payments will not decline in the future. The number of iFuse procedures performed and the prices paid for our implants may in the future decline if payments to facilities for minimally invasive sacroiliac joint fusions decline.
Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Prior to reassignment of minimally invasive sacroiliac joint fusion to a Category III CPT Code, the national average Medicare physician fee schedule payment to surgeons for CPT codes commonly used to submit claims for reimbursement for the iFuse procedure was approximately $1,000 and the procedure was commonly covered by both government and private commercial payors in the United States. In 2015, the national average physician payment for the new Category I CPT Code for minimally invasive sacroiliac fusion was $574, and we believe that this payment caused adoption of the procedure to slow. Effective January 1, 2016, the national average Medicare payment for the Category I CPT code increased to $718, and the national average payment effective January 1, 2019, is $720. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.
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
As of December 31, 2018, 48 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons.
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
In the United States, we believe that our primary competitors currently are Globus Medical, Inc., Medtronic plc, XTant Medical Holdings and RTI Surgical, Inc. Our primary competitors in Europe are Globus Medical, SIGNUS Medizintechnik GmbH, and XTant Medical Holdings. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area, or EEA, more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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
As of December 31, 2018, our U.S. sales force consisted of 45 sales representatives directly employed by us and 30 third-party distributors. As of December 31, 2018, our international sales force consisted of 14 sales representatives and 23 exclusive third-party distributors, which together have had sales in 33 countries through December 31, 2018. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

Some of the products we may seek to develop and introduce in the future will require FDA clearance or approval before commercialization in the United States, and commercialization of such products outside of the United States would likely require additional regulatory approvals, or Certificates of Conformity and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. Quarterly comparisons of our financial results may not always be meaningful and should not be relied upon as an indication of our future performance.
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
Although currently subject to lock-up agreements and other restrictions on trading, a portion of the equity of our management team will not contain other contractual transfer restrictions and may become tradable in April 2019 after the expiration of the lock-up agreements entered into with the underwriters in our IPO. This liquidity may represent material wealth to such individuals and impact retention and focus of existing key members of management.

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

Risks Related to Our Intellectual Property

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2018, we owned 35 issued U.S. patents and had 14 pending U.S. patent applications, and we owned nine issued foreign patents and had five pending foreign patent applications. As of December 31, 2018, we have 12 registered trademarks in the United States and have filed for two more. We have sought protection for at least two of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure investors that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Since most of our issued patents are for the United States only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
As of December 31, 2018, we had net operating loss, or NOL, carryforwards of $135.5 million and $109.9 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2029 and 2019, respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOL and tax credit carryforwards are subject to limitation. In addition, we are still analyzing the effect that our IPO may have had on our NOLs, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result of our IPO, or if a future ownership change occurs, our ability to use our NOL tax credit carryforwards may be materially limited, which would harm our future operating results by effectively increasing our future tax obligations.
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
As a public company, these new rules and regulations have made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage. These factors could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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

Item 1B Unresolved Staff Comments.
None.

Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet. Our headquarters houses our research, product development, marketing, finance, education, and administration functions. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space. We also lease office spaces in Gallarate, Italy, Mannheim, Germany and Knaresborough, United Kingdom to accommodate mainly our European sales and marketing team.
Item 3. Legal Proceedings
We are, and from time to time may be, party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flow or financial position. We are not presently party to any legal proceedings that in the opinion of management would, individually or taken together, likely have a material adverse effect on our business, operating results, financial condition, or cash flow.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “SIBN” since October 17, 2018. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of March 13, 2019, we had 441 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. In addition, our credit facility with Biopharma Credit Investments IV Sub LP, or Pharmakon, restricts our ability to pay dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our board of directors subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements. Our future ability to pay cash dividends on our capital stock may also be limited by the terms of any future debt or preferred securities or future credit facility.
Recent Sales of Unregistered Securities
None.

Use of Proceeds from our Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our IPO of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.6 million, after deducting the underwriting discount of $8.7 million and other estimated offering-related expenses paid or payable by us of approximately $1.9 million. None of the expenses associated with the IPO or private placement were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Canaccord Genuity Inc. and JMP Securities LLC acted as underwriters for the offering.
Shares of our common stock began trading on the Nasdaq Global Market on October 17, 2018. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-227445).
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018.
Repurchases of Shares or of Company Equity Securities
None.

Item 6. Selected Financial Data.
Not applicable to a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company that has pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, more than 37,000 procedures have been performed by over 1,800 surgeons, in the United States and 33 other countries. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. We believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States.
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
We have incurred net losses since our inception in 2008. We had net losses of $17.5 million and $23.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $157.2 million. To date, we have financed our operations primarily through private placements of equity securities, certain debt-related financing arrangements, and sales of our products. We have devoted substantially all of our resources to research and development of our products, reimbursement-related initiatives, sales and marketing activities, and clinical, quality assurance, and regulatory matters for our products.
In October 2018, we completed our IPO by issuing 8.28 million shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.6 million after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Coverage decisions for this code are made independently by each private insurance company and each of the seven regional Medicare Administrative Contractors that help manage Medicare. The process of obtaining coverage is laborious. As of June 30, 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering. By December 31, 2017, U.S. payors covering 162 million lives regularly reimbursed for the iFuse procedure, and as of December 31, 2018, U.S. payors covering 256.5 million lives regularly reimbursed for the iFuse procedures, 121.7 million of which are covered by private payors. Forty-five of the largest 65 private payors that we track had positive coverage policies for the procedure, were consistently covering the procedure, or had announced coming future coverage. Of these 45 private payors, 26 of them have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Twenty of these exclusive coverage policies have published since January 1, 2018, which we believe has contributed to our accelerating sales growth in our fiscal year 2018.

There are a number of large and small private payors, including Aetna, Cigna, Humana, and Anthem that are not yet reimbursing for the procedure. Some of these non-covering payors are reevaluating coverage given the latest data, but there can be no assurance they will reach positive coverage decisions.
Our Sales Force
We market and sell iFuse primarily through a direct sales force and a small number of third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States was comprised of seven sales regions as of December 31, 2018. Each region is comprised of a number of territory sales managers who act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory associate representatives who cover cases. As of December 31, 2018, our territory sales managers were led by seven regional sales directors who reported to our Vice President of U.S. Sales. The Vice President of U.S. Sales reports to our Chief Commercial Officer. As of December 31, 2018, our U.S. sales force consisted of 45 sales representatives directly employed by us, and 30 third-party distributors.
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
As of December 31, 2018, we had 28 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), and the United Kingdom (2015). As of December 31, 2018, our international sales force consisted of 14 sales representatives directly employed by us and 23 exclusive third-party distributors, which together had sales in 33 countries through December 31, 2018. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of December 31, 2018, beyond Europe and the United States, surgeons had performed the first iFuse procedures in Australia, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudi Arabia, Taiwan and Turkey.

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
Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, scrap and inventory obsolescence, and distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase in absolute dollars as case levels increase.
Our gross profit has been and will continue to be affected by a variety of factors, including the cost to have our products manufactured, pricing pressure from increasing competition, and the factors described above impacting our revenue.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We expect operating expenses to increase in absolute dollars as we continue to invest and grow our business, but we anticipate that it will decrease as a percentage of revenue over time. In September 2017, we implemented cost-saving measures, which reduced our operational expenses though headcount reductions, reduced project spending, and more targeted marketing and surgeon training activities.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of the changes in fair value of our preferred stock warrant liability and net gain (loss) on foreign currency transactions. In connection with our initial public offering, or IPO, our preferred stock warrant liability was reclassed to equity as a result of the preferred stock warrants being converted to common stock warrants.

Results of Operations
The following table sets forth our results of operations for the period presented (in thousands):

	Year ended December 31,
	2018	2017
Consolidated Statements of Operations Data:
Revenue	$55,380	$47,983
Cost of goods sold	4,833	5,112
Gross profit	50,547	42,871
Operating expenses:
Sales and marketing	44,497	41,646
Research and development	5,376	5,513
General and administrative	12,639	13,062
Total operating expenses	62,512	60,221
Loss from operations	(11,965)	(17,350)
Interest and other income (expense), net:
Interest income	769	175
Interest expense	(5,108)	(6,204)
Other income (expense), net	(1,149)	340
Net loss	$(17,453)	$(23,039)

The following table sets forth our results of operations as a percentage of revenue:

	Year ended December 31,
	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of goods sold	9%	11%
Gross profit	91%	89%

Operating expenses:
Sales and marketing	80%	87%
Research and development	10%	11%
General and administrative	23%	27%
Total operating expenses	113%	125%

Loss from operations	(22)%	(36)%
Interest and other income (expense), net:
Interest income	2%	—%
Interest expense	(9)%	(13)%
Other income (expense), net	(2)%	1%

Net loss	(31)%	(48)%

The following table sets forth our United States and international revenue (in thousands):

	Year ended December 31,
	2018	2017
United States	50,137	43,351
International	5,243	4,632
	$55,380	$47,983
The following table sets forth our United States and international revenue as a percentage of our total revenue:

	Year ended December 31,
	2018	2017
United States	91%	90%
International	9%	10%
	100%	100%

Comparison of the years ended December 31, 2018 and 2017
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Year ended December 31,
	2018	2017	$ Change	% Change
	(in thousands except for percentages)
Revenue	$55,380	$47,983	$7,397	15%
Cost of goods sold	4,833	5,112	(279)	(5)%
Gross profit	$50,547	$42,871	$7,676	18%
Gross margin	91%	89%
Revenue. Revenue increased $7.4 million, or 15%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This is primarily due to an increase of $6.8 million from growth of domestic revenue from higher sales force productivity and more active surgeons from improved U.S. reimbursement coverage. In addition, revenue increased $0.6 million from growth of international revenue from increased case volume in the United Kingdom, increased sales force productivity in Germany, and new business in Australia and Taiwan.
Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold decreased $0.3 million, or 5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This is primarily due to a decrease of $0.3 million in depreciation expense for fully depreciated instrument sets, employee related costs of $0.1 million due to lower headcount, and $0.1 million in lower consulting and other professional fees. These decreases were partially offset by increases in direct product costs from higher case volumes. Gross profit increased $7.7 million, or 18%, to $50.5 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to higher revenue and lower cost of goods sold, resulting in an increase in gross margin to 91% compared to 89% for the respective periods.
Operating Expenses

	Year ended December 31,
	2018	2017	$ Change	% Change
	(in thousands except for percentages)
Sales and marketing	$44,497	$41,646	$2,851	7%
Research and development	5,376	5,513	(137)	(2)%
General and administrative	12,639	13,062	(423)	(3)%
Total operating expenses	$62,512	$60,221	$2,291

Sales and Marketing Expenses. Sales and marketing expenses increased $2.9 million, or 7%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to an increase of $1.2 million in salaries and other employee incentive expense and related costs as a result of improved company performance during the period, $0.7 million in additional general operational costs, $0.5 million in travel expense as a result of an increase in field sales personnel, $0.6 million in increased commissions (net of lower minimum guaranteed commissions), and $0.2 million in distributor commissions due to higher revenues. These increases were partially offset by a decrease of $0.4 million in general marketing expenses.
Research and Development Expenses. Research and development expenses decreased $0.1 million, or 2%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to a reduction of $0.3 million in salaries and related expenditures from lower headcount and $0.2 million in clinical trial expense as the INSITE and SIFI studies mature. These reductions were partially offset by an increase in prototype materials and supplies for new product development of $0.4 million.
General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 3%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease was primarily due to $1.3 million of offering costs written off in September 2017 from delays in the public offering process and a decrease of $0.5 million from the forgiveness of a loan to the Chief Executive Officer in 2017. These decreases were partially offset by an increase in compensation expense and stock-based compensation of $0.8 million, an increase in insurance costs of $0.3 million and an increase in consulting and professional services of $0.3 million, all in conjunction of becoming a publicly traded company.
Interest and Other Income (Expense), Net

	Year ended December 31,		$ Change	% Change
	2018	2017
	(in thousands except for percentages)
Interest income	$769	$175	$594	339%
Interest expense	(5,108)	(6,204)	1,096	(18)%
Other income (expense), net	(1,149)	340	(1,489)	(438)%
Interest Income. Interest income increased $0.6 million, or 339%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to an increase of investments of excess cash in money market funds and marketable securities.
Interest Expense. Interest expense decreased $1.1 million, or 18%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to the extinguishment of a credit facility with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, in October 2017. In conjunction with the extinguishment, we entered into a new term loan with Pharmakon, or the New Term Loan, with an increased principal balance from $30.6 million to $40 million. The extinguishment resulted in $1.5 million in early termination fees and we expensed an additional $0.7 million of unamortized debt discounts during 2017. The decrease was partially offset by $1.1 million of additional interest expense in 2018 on the increase in borrowings.
Other Income (Expense), Net. Other income (expense), net, decreased $1.5 million or 438%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, due to losses from the change in the fair value of outstanding preferred stock warrants, which are accounted for as a liability and revalued at each reporting period. In connection with our initial public offering, or IPO, our preferred stock warrant liability was reclassed to equity as a result of the preferred stock warrants being converted to common stock warrants.
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $25.1 million and short-term investments of $97.1 million. Since inception, we have financed our operations through our initial public offering, private placements of preferred stock, debt financing arrangements, and the sale of our products. As of December 31, 2018, we had $39.0 million principal amount of outstanding debt, net of debt discounts.
As of December 31, 2018, we had an accumulated deficit of $157.2 million. During the years ended December 31, 2018 and 2017, we incurred a net loss of $17.5 million and $23.0 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. The debt covenants associated with our current debt agreement required us to maintain a minimum cash balance of $5.0 million and achieve certain revenue targets, which we were in compliance with as of December 31, 2018. Beginning with the three months ended March 31, 2019, we are required to meet either revenue or earnings targets. If we do not comply with these covenants, the debt will immediately become due.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

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
Borrowings
In October 2017, we extinguished a term loan and revolving line of credit facility with Silicon Valley Bank and Oxford Finance, LLC and concurrently, entered into the New Term Loan with Pharmakon Advisors for $40.0 million. The New Term Loan includes an interest-only period for 35 months through September 2020 and is then repaid for 25 months of equal principal payments plus interest through December 2022. The New Term Loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The New Term Loan includes a pre-payment fee of the remaining interest payable for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The New Term Loan required us to maintain a minimum cash balance of $5.0 million and achieve certain minimum net sales, which we were in compliance with through December 31, 2018.
Beginning with the three months ended March 31, 2019, we are required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. We need to meet one or the other, but not both. If we do not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The minimum net sales and trailing 12-month consolidated EBITDA targets are as follows (in thousands):

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
March 31, 2019	$52,000	or	$(5,000)
June 30, 2019	$53,500	or	$(3,500)
September 30, 2019	$54,500	or	$(2,000)
December 31, 2019	$56,000	or	$—
March 31, 2020	$57,500	or	$1,000
June 30, 2020	$58,500	or	$2,000
thereafter, as applicable	$60,000	or	$3,000
The New Term Loan is collateralized by all of our assets, including intellectual property.
Through December 31, 2018, we were in compliance with all of our debt obligations and covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal obligations on the debt arrangements	$40,000	$—	$22,222	$17,778	$—
Interest obligations on the debt arrangements	13,995	4,664	9,331	—	—
Operating leases	5,852	1,035	1,947	1,686	1,184
Purchase obligations	246	246	—	—	—
Total	$60,093	$5,945	$33,500	$19,464	$1,184

In February 2018, we entered into a new seven-year lease for our Santa Clara, California facility. The total commitment is $5.1 million.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended December 31,
	2018	2017	$ Change	% Change
	(in thousands, except for percentages)
Net cash (used in) provided by:
Operating activities	$(14,519)	$(17,530)	$3,011	(17)%
Investing activities	(97,825)	(478)	(97,347)	20365%
Financing activities	115,150	12,862	102,288	795%
Effects of exchange rate changes on cash and cash equivalents	(94)	(346)	252	(73)%
Net decrease in cash and cash equivalents	$2,712	$(5,492)	$8,204

Cash Used in Operating Activities
Net cash used in operating activities decreased $3.0 million, or 17%, from the year ended December 31, 2017 to the year ended December 31, 2018. The decrease in the net cash used in operating activities was primarily due to a decrease of $5.6 million in our net loss from higher sales, lower cost of good sold, and modest increases in operating expenses, partially offset by a decrease of $1.2 million in non-cash charges and decrease in changes in operating assets and liabilities of $1.4 million. The decrease in non-cash charges were mainly due charges related to write-off of public offering costs of $1.3 million, write-off of debt discount of $0.7 million and forgiveness of notes receivable of $0.4 million recognized during the year ended December 31, 2017. These charges were partially offset by higher stock-based compensation of $0.9 million and change in fair value of redeemable convertible preferred stock warrants of $1.0 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in changes in operating assets and liabilities was mainly due to higher inventory and accounts receivable as of December 31, 2018 compared to December 31, 2017.
Cash Used in Investing Activities
Net cash used in investing activities increased $97.3 million from the year ended December 31, 2017 to the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2018 primarily consisted of purchase of short-term investments of $96.9 million as a result of the investments of the net proceeds from our IPO, and leasehold improvements related to the new building lease entered into in February 2018 of $0.6 million. Cash used in investing activities for the year ended December 31, 2017 primarily consisted of instrument set purchases of $0.5 million. The instrument sets are carried by our sales representatives and used during iFuse procedures.

Cash Provided by Financing Activities
Cash provided by financing activities increased $102.3 million from the year ended December 31, 2017 to the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2018 consisted of net proceeds from issuance of common stock with our IPO of $113.6 million and exercises of common stock options of $1.6 million. Cash provided by financing activities for the year ended December 31, 2017 consisted primarily of proceeds of $40 million from debt financing, proceeds of $5.4 million from the issuance of Series 7 preferred stock from February through March 2017 and $0.4 million in proceeds from exercises of common stock options, partially offset by $29.1 million in extinguishment of debt financing, $1.1 million in repayment of debt financing, payments of debt issuance costs of $1.5 million, and payments for public offering costs of $1.3 million.
Critical Accounting Policies, Significant Judgments, and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more detail on our critical accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere in this report.

Revenue Recognition
We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and distributors throughout the United States and Europe.
In accordance with ASC Topic 605, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. For the majority of product sales where our sales representative delivers the product at the point of implantation at hospitals or other medical facilities, we recognize revenue related to product sales upon completion of the procedure and authorization by the customer. Revenue is recognized upon receipt of a purchase agreement or agreement on pricing terms with the customer and when all other revenue recognition criteria are met. For the remaining sales, which include distributor and hospital sales where the product is ordered in advance of a procedure and a valid purchase order has been received, we recognize revenue based on shipping or delivery, which represents the point in time when the customer has taken ownership and assumed risk of loss and the required revenue recognition criteria are met. Such customers are obligated to pay within specified terms regardless of when or if they ever sell or use the products, and we have no post-delivery obligations.
Stock-Based Compensation
We measure our stock-based awards made to employees based on the estimated fair value of the awards as of the grant date using the Black-Scholes option-pricing model. We recognize stock-based compensation cost over the requisite service period using the straight-line method and base stock-based compensation cost on the value of the portion of stock-based payment awards ultimately expected to vest.
We record equity instruments issued to nonemployees at their fair value on the measurement date and are subject to periodic adjustment as the underling equity instruments vest. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. We recognize stock-based compensation related to stock options granted to nonemployees as the stock options are earned.
Determining Fair Value of Stock Options
We recognize compensation costs related to stock-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. We generally recognize the grant date fair value of the stock-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards. These assumptions include:

Expected Term-The expected term represents the period that we expect stock-based awards to be outstanding. We determine the expected term for option grants using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock-based awards.

Expected Volatility-Since we have been privately held until October 2018 and prior to that time did not have any trading history for our common stock, we estimated the expected volatility prior to our IPO based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. We chose the comparable companies based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate-The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend-We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.
Our board of directors intends all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Prior to our IPO, the estimated fair value of our common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our board of directors, with the assistance of management, developed these valuations using significant judgment and taking into account numerous factors, including developments at our company, market conditions, and contemporaneous independent third-party valuations. In valuing our common stock, the fair value of our business, or enterprise value, was determined using both the income approach and market approach. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on the capital rates of return for venture-backed early stage companies and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial results to estimate the value of the subject company.
We then allocated the enterprise values derived from the approaches discussed above to each of our classes of stock using a hybrid methodology, which included both the Option Pricing Method, or OPM, and the Probability Weighted Expected Return Method, or PWERM. The allocation of these enterprise values to each part of our capital structure, including our common stock, was done based on the OPM. OPM treats the rights of the holders of preferred and common shares as equivalent to call options on any value of the enterprise above certain breakpoints of value based upon the liquidation preferences of the holders of preferred shares, as well as their rights to participation and conversion. Thus, the estimated value of the common stock can be determined by estimating the value of its portion of each of these call option rights. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. The OPM backsolve method derives the implied enterprise value of a company from a recent transaction involving our own securities issued on an arms-length basis. Under the PWERM the value is estimated based upon analysis of future values for the enterprise under varying scenarios, probabilities are ascribed to these scenarios based on expected future outcomes. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering scenarios.
After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of common stock. A DLOM is applied based on the theory that as an owner of a private company stock, the stockholder has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
Following our IPO, the fair value of our common stock has been determined based on the closing price of our common stock on the Nasdaq Global Market.
Preferred Stock Warrant Liability
We issued freestanding warrants to purchase shares of common and preferred stock in connection with our prior debt facilities. We accounted for these warrants as a liability in our consolidated financial statements because the underlying instrument into which the warrants were exercisable contained deemed liquidation provisions that were outside our control.

The warrants were recorded at fair value using the Black-Scholes option pricing model. The warrants were re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the consolidated statements of operations. We adjusted the liability for changes in fair value until the the closing of our initial public offering, at which time certain preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.
Common Stock Warrants
We account for warrants for shares of common stock as equity in accordance with the accounting guidance for derivatives. The accounting guidance provides a scope exception from classifying and measuring as a financial liability a contract that would otherwise meet the definition of a derivative if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ deficit section of the consolidated balance sheet. We determined that the warrants for shares of common stock issued in connection with our prior debt facilities. We estimate the fair value of our warrants for shares of common stock by using the Black-Scholes option pricing model. Warrants classified as equity are recorded as additional paid-in-capital on the consolidated balance sheet and no further adjustments to their valuation are made after the issuance of the warrants.
Income Taxes
We account for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
As of December 31, 2018, we had net operating loss carryforwards of $135.5 million and $109.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, our federal and state net operating loss carryforwards begin to expire in 2029 and 2019, respectively, and valuation allowances have been established, where necessary. We also have research credit carryforwards of approximately $1.7 million and $1.9 million available to reduce future taxable income, if any, for both federal and California state income tax purposes, respectively. The federal credits begin to expire in 2030, and the California credits have no expiration date. Realization of these net operating loss and research credit carryforwards could expire unused and be unavailable to reduce future income tax liabilities, which could materially and adversely affect our results of operations.
We did not record a provision or benefit for income taxes during the years ended December 31, 2018 or 2017. We continue to maintain a full valuation allowance against our net deferred tax assets.
We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the positions sustainability and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit may change as new information becomes available.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if we experience a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of our pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. We have not utilized any NOL carryovers through December 31, 2018. In addition, our deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets have been recorded. The Company has determined that it experienced Section 382 ownership changes in 2010 and $1.4 million of its NOLs are limited. The Company is currently performing an analysis to determine whether any additional NOL carryforwards are limited due to a change in ownership as a result of its recent IPO.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position decreased by approximately $15.8 million. Uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, we must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that its accounting for certain income tax effects of the 2017 Tax Act is incomplete, but we are able to determine a reasonable estimate, we must record a provisional estimate in its consolidated financial statements. If we cannot determine a provisional estimate to be included in its consolidated financial statements, we should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. It is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the 2017 Tax Act. We analyzed the guidance and other necessary information related to the tax effects of the 2017 Tax Act and consider the accounting of our net deferred tax assets complete in accordance with SAB 118.
Off-Balance Sheet Arrangements
Through December 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard will become effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016, for public companies. For all other entities, the new standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard for the fiscal year ended December 31, 2017, which did not have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 specifies that deferred tax assets and liabilities shall be classified as non-current, or long-term, in a classified statement of financial position. The new standard is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For private entities, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or an annual reporting period. We early adopted this standard for the fiscal year ended December 31, 2017, which did not have a material impact on our consolidated financial statements.
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

In January 2016, the FASB issued ASU 2016-01. Recognition and Measurement of Financial Assets and Financial Liabilities, which amends Accounting Standards Codification, or ASC, Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for our annual period beginning after December 15, 2018, with early adoption permitted beginning after December 15, 2017. We have adopted this standard for the fiscal year ending December 31, 2018, which did not have any impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for all entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We adopted this standard for the fiscal year ending December 31, 2018, which did not have any impact on our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
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

We continue to evaluate the impacts of adoption of the new standard on its accounting policies, processes, and system requirements and have assigned internal resources, in addition to the engagement of third party service providers, to assist in the evaluation. At this time, as it relates to product sales where our sales representative delivers the product at the point of implantation at hospital or other medical facilities, we expect revenue to continue to be recognized upon completion of the procedure and authorization by the customer. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. We expect to continue expensing all sales commissions as incurred. Management will adopt the standard using the modified retrospective method for the fiscal year ending December 31, 2019.
In February 2016, the FASB issued its new lease accounting guidance. Under the new guidance, ASU 2016-02, Leases (Topic 842), lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 for public companies and beginning after December 15, 2019 for private companies. Early adoption is permitted for any interim or annual financial statements net yet issued. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.
In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 for public companies, and fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 for private companies, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2019.
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) from accumulated other comprehensive income to retained earnings. This standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2019.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable to a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the years then ended including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
San Jose, California
March 14, 2019

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,120	$22,408
Short-term investments	97,103	—
Accounts receivable, net of allowance for doubtful accounts of $263 and $268 at December 31, 2018 and 2017, respectively	8,486	7,416
Inventory	3,343	2,553
Prepaid expenses and other current assets	1,990	1,252
Total current assets	136,042	33,629
Property and equipment, net	2,154	1,896
Other non-current assets	325	309
TOTAL ASSETS	$138,521	$35,834

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,146	$1,814
Accrued liabilities and other	6,860	5,724
Total current liabilities	9,006	7,538
Redeemable convertible preferred stock warrants	—	422
Long-term borrowings	38,963	38,704
Other long-term liabilities	360	—
TOTAL LIABILITIES	48,329	46,664

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value;
Authorized: 0 and 12,104,749 shares at December 30, 2018 and December 31, 2017; issued and outstanding: 0 and 11,871,578 shares at December 30, 2018 and December 31, 2017; (Liquidation preference of $0 and $119,194 at December 30, 2018 and December 31, 2017).	—	118,548

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; Authorized: 5,000,000 and 0 shares at December 31, 2018 and 2017, respectively; no shares issued and outstanding as of December 31, 2018 and 2017.	—	—
Common stock, $0.0001 par value; Authorized: 100,000,000 and 19,333,333 shares at December 31, 2018 and 2017, respectively; issued and outstanding: 24,450,757 and 3,603,140 shares, at December 31, 2018 and 2017, respectively.	3	1
Additional paid-in capital	246,927	9,943
Accumulated other comprehensive income	439	402
Accumulated deficit	(157,177)	(139,724)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	90,192	(129,378)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$138,521	$35,834

The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2018	2017
Revenue	$55,380	$47,983
Cost of goods sold	4,833	5,112
Gross profit	50,547	42,871

Operating expenses:
Sales and marketing	44,497	41,646
Research and development	5,376	5,513
General and administrative	12,639	13,062
Total operating expenses	62,512	60,221

Loss from operations	(11,965)	(17,350)
Interest and other income (expense), net:
Interest income	769	175
Interest expense	(5,108)	(6,204)
Other income (expense), net	(1,149)	340
Net loss	(17,453)	(23,039)
Other comprehensive income:
Unrealized gain of marketable securities	10	—
Changes in foreign currency translation	27	(70)
Comprehensive loss	$(17,416)	$(23,109)

Net loss per share, basic and diluted	$(2.20)	$(6.65)

Weighted-average number of common shares used to compute basic and diluted net loss per share	7,950,284	3,467,096
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Stockholders’ Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2016	11,330,704	113,121	3,446,137	1	8,000	(521)	472	(116,685)	(108,733)
Issuance of common stock upon exercise of stock options	—	—	152,691	—	383	—	—	—	383
Issuance of common stock upon exercise of unvested stock options	—	—	4,312	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,438	—	—	—	1,438
Issuance of redeemable convertible preferred stock, net of issuance costs	540,874	5,427	—	—	—	—	—	—	—
Repayment of stockholders’ notes receivable	—	—	—	—	—	84	—	—	84
Forgiveness of stockholders’ note receivable	—	—	—	—	—	437	—	—	437
Vesting of early exercised stock options	—	—	—	—	122	—	—	—	122
Foreign currency translation	—	—	—	—	—	—	(70)	—	(70)
Net loss	—	—	—	—	—	—	—	(23,039)	(23,039)
December 31, 2017	11,871,578	118,548	3,603,140	1	9,943	—	402	(139,724)	(129,378)
Issuance of common stock upon exercise of stock options	—	—	289,077	—	1,136	—	—	—	1,136
Issuance of common stock upon exercise of unvested stock options	—	—	106,028	—	—	—	—	—	—
Conversion from preferred stock to common stock	(11,871,578)	(118,548)	12,066,654	1	118,547	—	—	—	118,548
Conversion from preferred stock warrants to common stock warrants					1,248				1,248

Issuance of common stock from warrants exercise	—	—	121,486	—	—	—	—	—	—
Issuance of common stock from IPO Proceeds, net	—	—	8,280,000	1	113,602	—	—	—	113,603
Repurchase of unvested early exercised stock options	—	—	(15,628)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,312	—	—	—	2,312
Vesting of early exercised stock options	—	—	—	—	139	—	—	—	139
Foreign currency translation	—	—	—	—	—	—	27	—	27
Unrealized gain of marketable securities							10		10
Net loss	—	—	—	—	—	—	—	(17,453)	(17,453)
December 31, 2018	—	—	24,450,757	3	246,927	—	439	(157,177)	90,192

The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(17,453)	$(23,039)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	722	1,013
Change in allowance for doubtful accounts	(5)	(36)
Stock-based compensation	2,312	1,438
Change in fair value of redeemable convertible preferred stock warrants	826	(166)
Loss on write-off of property and equipment	52	214
Write-off of debt discount	—	650
Amortization of debt discount	259	285
Write-off of public offering costs	—	1,292
Forgiveness of notes receivable	—	437
Short-term investments accretion	(209)	—
Changes in operating assets and liabilities
Accounts receivable	(1,023)	(1,313)
Inventory	(759)	(980)
Prepaid expenses and other assets	(752)	72
Accounts payable	251	811
Accrued liabilities and other	1,260	1,792
Net cash used in operating activities	(14,519)	(17,530)
Cash flows from investing activities
Purchase of property and equipment	(942)	(478)
Purchase of short-term investments	(96,883)	—
Net cash used in investing activities	(97,825)	(478)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	115,506	—
Proceeds from the exercise of common stock options, net	1,614	383
Repurchase of common stock	(73)	—
Repayment of stockholders’ notes receivable	—	84
Repayment of debt financing	—	(1,119)
Extinguishment of debt financing	—	(29,081)
Proceeds from debt financing	—	40,000
Payment of debt issuance costs	—	(1,540)
Proceeds from the issuance of redeemable convertible preferred stock, net	—	5,427
Payments of public offering costs	(1,897)	(1,292)
Net cash provided by financing activities	115,150	12,862
Effect of exchange rate changes on cash and cash equivalents	(94)	(346)
Net decrease in cash and cash equivalents	$2,712	$(5,492)
Cash and cash equivalents at
Beginning of period	22,408	27,900
End of period	$25,120	$22,408
Supplemental disclosure of cash flow information
Cash paid for interest	$5,500	$4,514
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock	$118,547	$—

	Year ended December 31,
Conversion of preferred stock warrants to common stock warrants	$1,248	$—
Vesting of early exercised stock options	$139	$122
Purchases of property and equipment included in accounts payable and accrued liabilities	$82	$97
Public offering costs included in accounts payable and accrued liabilities	$7	$—
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Initial Public Offering
On October 16, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-227445) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company sold 8,280,000 shares at an initial public offering price of $15.00 per share for net proceeds of $113.6 million to the Company, net of underwriting discounts and commissions and offering costs.
In connection with the IPO, the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 12,066,654 shares of common stock, and the Company's outstanding warrants to purchase 156,550 shares of redeemable convertible preferred stock were automatically converted into warrants to purchase an aggregate of 160,657 shares of common stock, resulting in reclassification of the related redeemable convertible preferred stock warrant liability of $1.2 million in additional paid-in-capital.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company's accounts, as well as those of the Company's wholly-owned international subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the consolidated financial statements include: fair value of assets and liabilities; analysis of the allowance for doubtful accounts; inventory valuation; valuation of deferred tax assets, including related valuation allowances; fair value of common stock and redeemable convertible preferred stock warrants; stock-based compensation; and useful lives of long-lived assets. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company derives substantially all of its revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. Following table summarizes the Company's revenue by geography (in thousands):

	Year ended December 31,
	2018	2017
Domestic	$50,137	$43,351
International	5,243	4,632
	$55,380	$47,983
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
Other Risks and Uncertainties
The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, the ability to obtain adequate coverage and reimbursement from third-party payors, uncertainty of market acceptance of products, and the need to obtain additional financing.
The Company is dependent on third-party manufacturers and suppliers, in some cases single source suppliers. The Company currently has limited long term contracts with its key suppliers and is subject to risks such as manufacturing failures, non-compliance with regulatory requirements, price fluctuations, inability to properly meet demand and third-party supplier discontinuation of operations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

As of and for the year ended December 31, 2018, the Company had an accumulated deficit of $157.2 million and used $14.5 million of cash in operations. The Company has not achieved positive cash flow from operations to date. As of December 31, 2018, we had cash and cash equivalents of $25.1 million and short-term investments of $97.1 million. The Company held cash and cash equivalents of $22.4 million as of December 31, 2017.

The Company’s primary cash needs are for the ongoing commercialization of its iFuse products. The Company also has certain debt covenants associated with its current debt agreement. These covenants include a $5.0 million minimum cash balance and revenue targets, which if not met would result in the debt becoming immediately due. The revenue target is assessed quarterly based on the rolling twelve months of revenue, and increases by approximately 2%-4% each quarter. Beginning with the three months ended March 31, 2019, the Company is required to meet either revenue or earnings targets. The Company has met the minimum liquidity and revenue targets as of December 31, 2018; however there can be no assurances that the Company will continue to meet these targets in the future.
Based upon the Company's current operating plan, the Company believes that its existing cash, cash equivalents and short-term investments will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next 12 months. The Company continues to face challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes that the Company may make to the business that affect ongoing operating expenses; (c) changes that the Company may make in its business strategy; (d) regulatory developments affecting the Company's existing products; (e) changes that the Company may make in its research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.

Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. The carrying amount of the redeemable convertible preferred stock warrants has been marked to fair value such that the carrying amount represents its estimated fair value.
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
The Company’s cash equivalents consist of money market funds as of December 31, 2018 and December 31, 2017. The money market funds are classified as Level 1 of the fair value hierarchy. The Company's marketable securities are classified as Level 1 or Level 2 of the fair value hierarchy. The Company’s redeemable convertible preferred stock warrants are classified within Level 3 of the fair value hierarchy. The redeemable convertible preferred stock warrants have been valued using a Black-Scholes valuation model and are subsequently marked to fair value at each reporting period.
Cash and Cash Equivalents
The Company considers all highly liquid investments with remaining maturities at the date of purchase of three months or less to be cash equivalents.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities
The Company's marketable securities primarily consist of investments in U.S. treasury securities, corporate bonds, and commercial paper. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. Based upon maturity dates, all marketable securities as available for use in current operations, and therefore we classify these securities as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale securities are recorded in Accumulated other comprehensive income (loss) ("OCI"). We evaluate our investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in Other income (expense), net on the consolidated statements of operations.

If quoted prices for identical instruments are available in an active market, marketable securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. To date, all of the Company's marketable securities can be valued using one of these two methodologies.
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
Inventory
Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. The excess and obsolete inventory is estimated based on future demand and market conditions. Inventory write-downs are charged to cost of goods sold. As of December 31, 2018 and December 31, 2017, inventory consisted entirely of finished goods.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. Through December 31, 2018 and December 31, 2017, the Company has not experienced impairment losses on its long-lived assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering Costs
Specific incremental costs (i.e. consisting of legal, accounting and other fees and costs) directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. In the event a planned IPO does not occur or is significantly delayed, all of the costs will be expensed. There were no capitalized offering costs as of December 31, 2018 and 2017 included in other non-current assets on the consolidated balance sheets. Costs incurred and capitalized during the year ended December 31, 2018 amounting to $1.9 million were transferred to additional paid-in capital upon completion of the IPO on October 16, 2018. Offering costs of $1.3 million were also incurred and expensed in the December 31, 2017, as a result of delays in the IPO process during the period.
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
Redeemable Convertible Preferred Stock Warrants
Warrants and other similar instruments related to shares that are contingently redeemable are classified as liabilities on the consolidated balance sheet at their estimated fair value because the shares underlying the warrants may obligate the Company to transfer assets to the holders at a future date under certain circumstances such as a deemed liquidation event. The warrants are exercisable into the Company’s redeemable convertible preferred stock and are classified as liabilities on the consolidated balance sheet. The warrants, measured at fair value, are subject to re-measurement at each balance sheet date and the change in fair value, if any, is recognized as other income (expense), net. The Company adjusted the liability for changes in fair value until the the closing of our initial public offering, at which time certain preferred stock warrants were converted into warrants to purchase common stock and the liability was reclassified to additional paid-in capital.
The Company estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.
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
Warranty Program
In January 2017, the Company implemented a warranty program which provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. These one-time credits are accounted for as sales reserves. Sales and warranty reserves from the warranty program were immaterial as of both December 31, 2018 and 2017.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Expenditures
The cost of advertising is included in Sales and Marketing expense in the consolidated financial statements and expensed as incurred. Advertising costs totaled $0.7 million and $0.8 million for the year ended December 31, 2018 and 2017, respectively.
Stock-Based Compensation
The Company measures its stock-based awards made to employees based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model. The model requires management to make a number of assumptions including expected volatility, expected life, risk-free interest rate and expected dividends. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Comprehensive Loss
Comprehensive loss represents all changes in the stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s unrealized foreign currency translation income (losses) and unrealized gain (losses) of marketable securities represent the two components of other comprehensive income that are excluded from the reported net loss for each of the reporting periods and has been presented in the consolidated statements of operations and comprehensive loss.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 specifies that deferred tax assets and liabilities shall be classified as non-current, or long-term, in a classified statement of financial position. The new standard is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For private entities, the new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or an annual reporting period. The Company has early adopted this standard for the fiscal year ended December 31, 2017, which did not have a material impact on the Company’s consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01. Recognition and Measurement of Financial Assets and Financial Liabilities, which amends Accounting Standards Codification, or ASC, Subtopic 825-10, Financial Instruments - Overall, and includes updates on certain aspects of recognition, measurement, presentation and disclosure of financial instruments and applies to all entities that hold financial assets or owe financial liabilities. The new standard is effective for the Company’s annual period beginning after December 15, 2018, with early adoption permitted beginning after December 15, 2017. The Company has adopted this standard for the fiscal year ending December 31, 2018, which did not have any impact on the Company’s consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for all entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this standard for the fiscal year ending December 31, 2018, which did not have any impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
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

The Company continues to evaluate the impacts of adoption of the new standard on its accounting policies, processes, and system requirements and has assigned internal resources, in addition to the engagement of third party service providers, to assist in the evaluation. At this time, as it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or other medical facilities, the Company expects revenue to continue to be recognized upon completion of the procedure and authorization by the customer. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company expects to continue expensing all sales commissions as incurred. Management will adopt the standard using the modified retrospective method for the fiscal year ending December 31, 2019.
In February 2016, the FASB issued its new lease accounting guidance. Under the new guidance, ASU 2016-02, Leases (Topic 842), lessor accounting is largely unchanged. The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Under the new guidance, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 for public companies and beginning after December 15, 2019 for private companies. Early adoption is permitted for any interim or annual financial statements net yet issued. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
3. Marketable Securities
At December 31, 2018, marketable securities consisted of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$65,491	$2	$(4)	$65,489
Corporate bonds	19,708	15	(3)	19,720
Commercial paper	11,894	—	—	11,894
Short-term investments	$97,093	$17	$(7)	$97,103

U.S. treasury securities	$1,000	$—	$—	$1,000
Commercial paper	6,635	—	—	6,635
Money market funds	15,223			15,223
Cash equivalents	$22,858	$—	$—	$22,858

Total marketable securities	$119,951	$17	$(7)	$119,961

All marketable securities of at December 31, 2017 of $22.1 million consisted of money market funds which were classified as cash equivalents.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurement
The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Money market funds[1]	$15,223	$—	$—	$15,223
U.S. treasury securities	66,489	—	—	66,489
Corporate bonds	—	19,720	—	19,720
Commercial paper	—	18,529	—	18,529

Liabilities
Redeemable convertible preferred stock warrants	$—	$—	$—	$—

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds[1]	$22,115	$—	$—	$22,115

Liabilities
Redeemable convertible preferred stock warrants	$—	$—	$422	$422

[1]	Included in cash and cash equivalents on the consolidated balance sheet

The following table sets forth a summary of the changes in the fair value of the redeemable convertible preferred stock warrants, the Company’s Level 3 financial liability, which is measured on a recurring basis (in thousands):

Balances at December 31, 2017	$422
Change in fair value recorded in other (income) expense, net	826
Conversion of preferred stock warrants to common stock warrants	(1,248)
Balances at December 31, 2018	$—

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Balance Sheet Components
Property and Equipment, net (in thousands):

	December 31,	December 31,
	2018	2017
Machinery and equipment	$3,785	$3,428
Construction in progress	730	879
Computer and office equipment	407	310
Leasehold improvements	448	272
Furniture and fixtures	148	29
	5,518	4,918
Less: Accumulated depreciation and amortization	(3,364)	(3,022)
	$2,154	$1,896
Depreciation expense was $0.7 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.
Accrued Liabilities and Other (in thousands):

	December 31,	December 31,
	2018	2017
Accrued compensation and related expenses	$5,425	$3,732
Accrued interest	—	831
Accrued professional services	583	341
Sales tax payable	388	466
Liability for early exercise of unvested stock options	331	65
Sales and warranty reserves	35	149
Other	98	140
	$6,860	$5,724

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies
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
The Company also entered into non-cancelable operating leases for its office building space in Gallarate, Italy and Mannheim, Germany which both expire in November 2024. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2019 to 2021.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases totaled approximately $1.2 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.
The aggregate future minimum lease payments under all leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	$1,035
2020	1,033
2021	914
2022	842
2023	844
Thereafter	1,184
$5,852
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to inventory used in normal course of business. These commitments totaled $0.2 million and $0.1 million at December 31, 2018 and December 31, 2017, respectively. The amounts paid under these arrangements may be less in the event that the arrangement is renegotiated or canceled.
Legal Proceedings
On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the United States District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the action. It is too early in this matter to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
7. Borrowings
The Company had $39.0 million and $38.7 million of outstanding debt, net of debt discounts, as of December 31, 2018 and December 31, 2017, respectively.
Term Loan
In August 2016, the Company entered into a Term Loan facility and a revolving line of credit with Silicon Valley Bank, or SVB and Oxford Finance LLC, or Oxford for $35.2 million. The Term Loan had interest only periods for six months up to October 1, 2017 and was then to be repaid over 25 months of equal principal payments plus interest. The maturity date of the term loan was December 1, 2019, and it carried an interest rate equal to the greater of 11% or the WSJ Prime rate plus 7.75%. The Term Loan borrowings were senior unsecured obligations of the Company, ranking equally and ratably among themselves and with the Company’s existing and future unsecured and unsubordinated debt.
In conjunction with the above Term Loan agreement, the Company issued redeemable convertible preferred stock warrants (refer to Note 9 for details).
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
The Company entered into the New Term Loan with Pharmakon for $40.0 million in October 2017. Debt issuance costs of $1.3 million were recorded as a direct deduction from the carrying amount of the New Term Loan on the consolidated balance sheet, and are being amortized over the period of the New Term Loan using the effective interest method to interest expense in the consolidated statement of operations. The New Term Loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022, and is classified as long-term borrowings on the consolidated balance sheet. The New Term Loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The New Term Loan includes a pre-payment fee equal to the interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The New Term Loan required the Company to maintain a minimum cash balance of $5.0 million and to achieve certain revenue targets through December 31, 2018. Beginning with the three months ended March 31, 2019, the Company is required to meet either revenue or earnings targets. Under the New Term Loan, the Company also has a second tranche of $10.0 million available through January 2019, contingent upon the achievement of certain revenue milestones. The Company did not draw upon the second tranche. The New Term Loan is a senior obligation secured with a blanket first lien on the assets of the Company. As of December 31, 2018 and December 31, 2017, the total loan balance, net of debt discount, was $39.0 million and $38.7 million, respectively, with an effective interest rate of 12.3% and 12.0%, respectively, and the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximate annual future minimum principal payments under the loan agreements as of December 31, 2018 are as follows (in thousands):

Year Ending at, December 31,
2019	$—
2020	4,444
2021	17,778
2022	17,778
Total future minimum payments	40,000
Less:
Amount representing debt discount	(1,037)
Total minimum payments	$38,963
The New Term Loan required the Company to maintain a minimum cash balance of $5.0 million and to achieve certain revenue targets, which we were in compliance with through December 31, 2018.
Beginning with the three months ended March 31, 2019, the Company is required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. The Company needs to meet one or the other, but not both. If the Company does not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The minimum net sales and trailing 12-month consolidated EBITDA targets are as follows (in thousands):

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
March 31, 2019	$52,000	or	$(5,000)
June 30, 2019	$53,500	or	$(3,500)
September 30, 2019	$54,500	or	$(2,000)
December 31, 2019	$56,000	or	$—
March 31, 2020	$57,500	or	$1,000
June 30, 2020	$58,500	or	$2,000
thereafter, as applicable	$60,000	or	$3,000
The New Term Loan is collateralized by all of the Company's assets, including intellectual property.
Through December 31, 2018, the Company was in compliance with all of its debt obligations and covenants.
Line of Credit
In October 2015, the Company entered into an agreement with its existing lender SVB and Oxford. The amount of the revolving line of credit was $4.0 million (or 80% of the amount of certain customer accounts receivable). It carried an interest rate equal to the WSJ Prime rate plus 3% with a maturity of December 1, 2019. In October 2017, this line of credit was cancelled in conjunction with the SVB and Oxford debt extinguishment discussed above. No draws were made on this facility through its cancellation.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Redeemable Convertible Preferred Stock

In connection with the IPO, the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 12,066,654 shares of common stock. There was no preferred stock balance outstanding at December 31, 2018.
Preferred stock at December 31, 2017 consisted of the following:

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
Prior to the conversion of redeemable preferred stock to common stock during the IPO, the holders of preferred stock had various rights and preferences as follows:
Voting Rights
The holders of Series 1, Series 2, Series 3, Series 4, Series 5, Series 6, and Series 7 preferred stock shares were entitled to vote on all matters on which the common stockholders were entitled to vote. The holders of Series 1, Series 2, Series 3 had the right to 0.352941 votes for each share of Series 2 common stock into which such preferred stock would had converted and the holders of Series 4, Series 5, Series 6 and Series 7 had the right to one vote for each share of Series 2 common stock into which such preferred stock would had converted. As long as there were any shares of Series 4, Series 5, Series 6, and Series 7 shares that were outstanding, the holders of such Series 4, Series 5, Series 6 and Series 7, at each respective series, were entitled to elect one member of the Board of Directors each; the holders of Series 2 common stock were entitled to elect two members of the Board of Directors; and the holders of the preferred stock and Series 2 common stock, voting together as a single class were entitled to elect the remaining members of the Board of Directors, as determined at each annual meeting of the Board of Directors.

As long as at least 277,778 preferred stock shares remained outstanding, the Company must obtain approval from a majority of the holders of the then outstanding shares of preferred stockholders and a majority of the voting power of all outstanding shares of Series 5 preferred stock in order to (i) consummate or agree to consummate a Liquidation Event (as defined in the Company’s certificate of incorporation); (ii) amend, alter, restate or repeal any provision of the Company’s certificate of incorporation or bylaws so as to adversely alter, affect or change the powers, preferences, rights or privileges of the shares of preferred stock; (iii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of common stock or preferred stock or designated shares of any series of preferred stock; (iv) authorize or issue, or obligate itself to issue, any equity security (including any other security convertible into or exercisable for any such equity security) having a preference over, or being on a parity with, any series of preferred stock with respect to dividends, liquidation or redemption, other than the issuance of any authorized but unissued shares of Series 6 preferred stock designated in the Company’s certificate of incorporation (including any security convertible into or exercisable for such shares of preferred stock); (v) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of preferred stock or common stock; provided, however, that this restriction shall not apply to the repurchase of shares of common stock from employees, officers, directors, consultants or other persons performing services for the Company or any subsidiary pursuant to agreements under which the Company has the option to repurchase such shares upon the occurrence of certain events, such as the termination of employment or service, or pursuant to an agreement providing for a right of first refusal in favor of the Company, in each case, provided that such agreement has been approved by the Company’s board of directors; or (vi) pay or declare any dividend on any shares of capital stock of the Company.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends
The holders of preferred stock were entitled to receive noncumulative dividends, when and if declared by the Board of Directors, out of any assets legally available, prior to and in preference to any declaration or payment of dividends on the common stock of the Company. Dividend rates, on a per annum basis, for Series 1, Series 2, Series 3, Series 4, Series 5, Series 6, and Series 7 preferred stock are $0.050112, $0.171360, $0.4608, $0.504, $0.72774, $1.317744, and $0.802656, respectively, (adjusted to reflect subsequent stock dividends, stock splits or recapitalization). No dividends on preferred stock or common stock have been declared as of December 31, 2018 and 2017.
Liquidation
In the event of any liquidation, dissolution or winding-up of the Company or Liquidating Event, the holders of the preferred stock were entitled to receive prior to and in preference to any distribution to holders of the common stock, an amount equal to their respective original issuance price per share (original issuance price per share for Series 1, Series 2, Series 3, Series 4, Series 5, Series 6, and Series 7 preferred stock are $0.6264, $2.142, $5.76, $6.30, $9.0954, $16.4718, and $10.0332, respectively), plus any declared but unpaid dividends on such shares. Should the Company’s legally available assets be insufficient to satisfy the full liquidation preference, the funds will be distributed ratably among the holders of the preferred stock in proportion to the preferential amount each holder is otherwise entitled to receive.

Upon the closing of the distribution as above, the remaining proceeds shall be distributed among the holders of Series 4, Series 5, Series 6, Series 7 preferred stock and common stock pro rata based on the number of shares of common stock held by each until the holders of the preferred stock have received the “participation cap.” Thereafter, if proceeds remain, the holders of Series 7 preferred stock and common stock of this corporation shall receive all of the remaining proceeds pro rata based on the number of shares of common stock held by each (assuming full conversion of all such Series 7 preferred stock). The Company has a per share “Participation Cap” of $32.9436 for the Series 6 preferred stock, $18.1908 for the Series 5 preferred stock, and $12.60 for the Series 4 preferred stock (each as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like with respect to such series of preferred stock).
Conversion
Each share of Series 1, Series 2, Series 3, Series 4, Series 5, Series 6, and Series 7 preferred stock was convertible at the option of the holder, into the number of shares of Series 2 common stock into which such shares are at the then effective conversion ratio or one to one ratio. The conversion price per share for Series 1, Series 2, Series 3 and Series 4, Series 5, Series 6, and Series 7 preferred stock shall be the respective issuance price per share, respectively. The initial conversion price was subject to adjustment from time to time. In March 2017, the conversion price per share for the Series 6 preferred stock was amended from $15.714 per share to $15.5574 per share which resulted in the conversion ratio increasing from 1.05 to 1.06 per share.
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
Other Matters
Prior to the conversion of redeemable convertible preferred stock to common stock during the IPO, the Company has classified the preferred stock as temporary equity on the consolidated balance sheets as the shares can be redeemed upon the occurrence of certain change in control events that are outside the Company’s control, including deemed liquidation, sale or transfer of the Company. The Company has not adjusted the carrying values of the preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of preferred stock.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Warrants
In connection with the IPO, the Company's outstanding warrants to purchase 156,550 shares of redeemable convertible preferred stock were automatically converted into warrants to purchase an aggregate of 160,657 shares of common stock, resulting in reclassification of the related redeemable convertible preferred stock warrant liability of $1.2 million in additional paid-in-capital. In addition, warrants to purchase Series 6 Preferred Stock were converted to warrants to purchase common stock at a conversion ratio of 1:1.06.
Warrants issued and outstanding at December 31, 2018 are as follows(in thousands, except share and per share data):

	Date			Number of Shares Underlying Warrants	Price per Share	Fair Value
Warrants to purchase	Issuance	Expiration
Common stock	3/1/2017	3/1/2027	[a]	1,388	5.94	$5	[b]
Common stock	7/19/2013	7/22/2023	[a]	32,983	9.10	$122	[b]
Common stock	11/26/2014	11/26/2024	[a]	6,680	16.47	$49	[b]
Common stock	10/20/2015	10/20/2025	[a]	41,650	16.47	$396	[c]
Common stock	11/9/2015	11/9/2025	[a]	25,709	16.47	$244	[c]
Common stock	12/22/2016	12/22/2026	[a]	9,712	10.03	$45	[c]
Total outstanding common stock warrants				118,122

[a]	Common stock warrants will remain outstanding until exercised by the holder.

[b]	Fair value at the date of issuance.

[c]	Fair value at the date of conversion from redeemable convertible preferred stock to common stock warrants in conjunction with the IPO on October 16, 2018.
Warrants issued and outstanding at December 31, 2017 are as follows (in thousands, except share and per share data):

	Series	Date			Number of Shares Underlying Warrants	Price per Share	Fair Value
Warrants to purchase		Issuance	Expiration
Common stock		7/19/2013	7/22/2023	[a]	101,010	$3.96	$244	[b]
Common stock		11/26/2014	11/26/2024	[a]	21,928	$3.42	$47	[b]
Common stock		3/1/2017	3/1/2027	[a]	1,388	$5.94	$5	[b]
Total common stock warrants					124,326

Redeemable convertible preferred stock	Series 5	7/1/2012	7/25/2019	[d]	54,917	$9.10	$255	[c]
Redeemable convertible preferred stock	Series 5	7/19/2013	7/22/2023	[e]	21,989	$9.10	$122	[c]
Redeemable convertible preferred stock	Series 6	11/26/2014	11/26/2024	[e]	6,310	$16.47	$49	[c]
Redeemable convertible preferred stock	Series 6	10/20/2015	10/20/2025	[e]	39,339	$16.47	$396	[c]
Redeemable convertible preferred stock	Series 6	11/9/2015	11/9/2025	[e]	24,283	$16.47	$244	[c]
Redeemable convertible preferred stock	Series 7	12/22/2016	12/22/2026	[e]	9,712	$10.03	$45	[c]
Total redeemable convertible preferred stock warrants					156,550
Total outstanding common and redeemable convertible preferred stock warrants					280,876

[a]	Common stock warrants will remain outstanding until exercised by the holder.

[b]	Fair value at the date of issuance.

[c]	Fair value as of December 31, 2017.

[d]	These warrants will be net exercised immediately upon the closing of the Company’s IPO, or upon a corporate transaction as defined in the Note and Warrant Purchase Agreement dated July 25, 2012.

[e]
Convertible preferred stock warrants will remain outstanding until exercised by the holder and will convert to common stock warrants upon an IPO. The warrants will be exercisable for 10 years from the date of issuance.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In conjunction with debt issued in 2013 and 2014, the Company issued 32,983 warrants to purchase Series 5 redeemable convertible preferred stock of the Company at an exercise price of $9.10 per share. Subsequently, the Company issued additional warrants to purchase 6,310 shares of Series 6 redeemable convertible preferred stock at an exercise price of $16.47 per share.
In conjunction with the debt agreement with SVB and Oxford, or Term Loan agreement (refer to Note 7), the Company issued warrants to purchase 39,339 shares of Series 6 redeemable convertible preferred stock at an exercise price of $16.47 per share in October 2015 and additional 24,283 shares of Series 6 redeemable convertible preferred stock at an exercise price of $16.47 per share in November 2015.
In conjunction with the Term Loan agreement and its modification (refer to Note 7), the Company issued additional warrants for the purchase of 9,712 shares of Series 7 redeemable convertible preferred stock at an exercise price of $10.03 per share in December 2016.
In March 2017, the Company issued a warrant to purchase 1,388 shares of common stock at an exercise price of $5.94 to a consultant. The Company determined that such warrant meets the requirements for equity classification.
In October 2017, the Company extinguished its debt with SVB and Oxford. All related debt discounts were written off upon repayment of the loan.

The Company estimates the fair value of warrants using the Black-Scholes option valuation model. The fair value is estimated using certain assumptions. Refer to Note 11. Stock-Based Incentive Compensation Plans, for further discussions on how the Company determines these input assumptions. Each of these inputs is subjective and its determination generally requires significant judgment. The fair value of warrants to purchase preferred stock were recorded at the date of issuance as a discount to debt and amortized to interest expense over the term of the note. The changes in the fair value of the redeemable convertible preferred stock warrants are recorded in other income and expense. Weighted-average assumptions used in computation of the fair value of the redeemable convertible preferred stock warrants are summarized in the table below:

	Year Ended December 31,
	2018	2017
Remaining contractual term (in years)	4.9	5.3
Expected volatility	53.89%	59.06%
Risk-free interest rate	2.62%	2.16%
Dividend yield	—%	—%

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Common Stock
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
In October 2018, the Company amended and restated its certification of incorporation, which authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. At December 31, 2018, there was no preferred stock issued and outstanding.
The holders of common stock are entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board of Directors. There have been no dividends declared to date.
The Company has reserved shares of common stock, on an issued and as-converted basis, for future issuance as follows:

	December 31, 2018	December 31, 2017
	Issued and Outstanding	Issued and Outstanding	Common Stock Equivalent Shares
Common stock	24,450,757	—	—
Series 1 common stock	—	3,112,955	3,112,955
Series 2 common stock	—	490,185	490,185
Redeemable convertible preferred stock	—	11,871,578	12,066,654
Restricted stock units outstanding	53,436	—	—
Stock options outstanding	2,641,198	3,001,929	3,001,929
Shares available for grant	2,497,082	29,654	29,654
Common stock warrants	118,122	124,326	124,326
Redeemable convertible preferred stock warrants	—	156,550	160,657
Total	29,760,595	18,787,177	18,986,360

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Incentive Compensation Plans
In April 2008, the Company adopted the 2008 Stock Option Plan, as amended, under which the Board of Directors may issue incentive and nonqualified stock options to employees, directors and consultants. In October 2018, the Company adopted the 2018 Equity Incentive Plan, which serves as the successor to the 2008 Stock Option Plan, under which the Board of Directors may issue incentive and nonqualified stock options and restricted stock units (RSUs) to employees, directors and consultants. No new options have been granted under the 2008 Stock Option Plan since August 2018. Outstanding options under the 2008 Stock Option Plan continue to be subject to the terms and conditions of that plan.
The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. The exercise price of an incentive stock option and a nonqualified stock option shall not be less than 100% and 85%, respectively, of the fair market value on the date of grant. As of December 31, 2017, a total of 5,350,080 shares of common stock had been reserved for issuance under the 2008 Stock Option Plan. As of December 31, 2018, a total of 2,576,538 shares of common stock had been reserved for issuance under the 2018 Equity Incentive Plan.
Options granted have a term of 10 years, except, options granted to individuals holding more than 10% of the outstanding shares have a term of five years. Options generally vest over a four-year period. Certain shares issued under the Plan are exercisable immediately, but subject to a right of repurchase by the Company of any unvested shares. RSUs granted under the 2018 Equity Incentive Plan generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock.

The following table summarizes stock option activity for the year ended December 31, 2018 for all stock plans:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life	Aggregate Intrinsic Value
			(Years)	(in thousands)
Balances at December 31, 2017	3,001,929	$4.15		$3,585
Options granted	100,080	$8.88
Options exercised	(395,117)	$4.08
Options canceled	(65,694)	$4.81
Balances at December 31, 2018	2,641,198	$4.27	6.6	$43,905

Options vested and exercisable - December 31, 2018	1,762,687	$3.73	5.9	$41,882

Options vested and expected to vest - December 31, 2018	2,366,723	$4.14	6.5	$40,154
The weighted-average grant date fair value of all options granted were $3.98 and $1.80 for years ended December 31, 2018 and 2017, respectively. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest were calculated as the difference between the exercise price of the options and the close price of the Company’s common stock on the last trading day of the year, as of December 31, 2018 and 2017, respectively.

Employee Stock Purchase Plan
The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity (deficit) as the options vest. At December 31, 2018 and December 31, 2017, the Company had a total of 74,019 and 16,117 shares of common stock, respectively, subject to repurchase under the Plan and $0.3 million and $0.1 million, respectively, of associated liabilities for the repurchase.
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented (in thousands):

	Year ended December 31,
	2018	2017
Cost of goods sold	$34	$23
Research and development	156	143
Sales and marketing	651	438
General and administrative	1,471	1,271
	$2,312	$1,875
Amounts above do not include $0.4 million of stock-based compensation expense related to forgiveness of notes receivable for the year ended December 31, 2017. No amounts of stock-based compensation expense related to forgiveness of notes receivable were recognized for the year ended December 31, 2018. Refer to Note 13 for details.
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
Fair Value of Common Stock
The fair value of the shares of the Company’s common stock underlying the stock options has historically been determined by the Company’s Board of Directors. Because there had been no public market for the Company’s common stock prior to its IPO, its Board of Directors has determined the fair value of the Company’s common stock at the time of grant of the option by considering a number of objective and subjective factors, including independent third-party valuations, the Company’s stage of development, sales of the Company’s redeemable convertible preferred stock, the Company’s operating and financial performance, equity market conditions affecting comparable public companies, the lack of liquidity of the Company’s capital stock, and the general and industry-specific economic outlooks.
Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the NASDAQ Global Market on the date of grant.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The grant date fair value of the stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year ended
	December 31,
	2018	2017
Expected term	6.17	5.71
Expected volatility	42%-47%	42%-55%
Risk-free interest rate	2.35%-2.96%	1.73%-2.31%
Dividend yield	—%	—%
Performance Stock Options
In March 2017, the Company granted 564,098 performance stock options at an exercise price of $5.94, of which 408,544 performance options will vest monthly over four years and 155,554 performance options will vest monthly over three years. The vesting period will begin on the date of the closing of an IPO, the performance condition, subject to the optionee’s continuous service. Stock-based compensation expense for performance stock options is based on the probability of achieving certain performance criteria, as defined in the individual option grant agreement. Periodically, the Company estimates the number of performance options ultimately expected to vest and recognizes stock-based compensation expense for those options when it becomes probable that the performance criteria will be met. In October 2018, the Company completed its IPO and recognized $0.6 million expense related to the performance stock options for the year ended December 31, 2018.
In December 2017, the Company modified the terms of 394,652 unvested stock option awards granted in March 2017, by reducing their exercise price from $5.94 to $4.68 per share. In addition, the vesting performance conditions for these options were removed and the vesting commencement date changed from the IPO date to September 2017. There were no other changes in any of the other terms of the option awards. Due to these options previously subject to performance conditions that were not deemed probable of occurring, the Company had not recognized any expense related to these grants. The modification resulted in total expense of $0.8 million that is recognized over the amended vesting period of forty-eight months

Restricted Stock Units

The following table summarizes restricted stock units activity for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2017	—	$—
Granted	54,036	$11.79
Forfeited	(600)	20.60
Vested	—	$—
Unvested as of December 31, 2018	53,436	$11.69

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, there was a total unrecognized compensation cost of $4.5 million. These costs are expected to be recognized over a period of approximately 2.29 years.
Employee Stock Purchase Plan
In October 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "ESPP"). 515,307 shares of common stock are reserved for issuance under the ESPP. The Company recognized $0.1 million compensation expense for the ESPP. As of December 31, 2018, the unrecognized compensation cost for the ESPP was approximately $0.3 million.
The assumptions used to determine the grant date fair value of employee stock options and ESPP purchase rights for the periods presented are as follows:

Year ended
December 31,
2018
Expected term	0.5
Expected volatility	43.96%
Risk-free interest rate	2.49%
Dividend yield	—%
12. Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board of Directors. The Company has made no contributions to the 401(k) plan since its inception.
13. Related Party Transactions
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
In February 2014, the Company granted a loan to its Chief Executive Officer to assist with the exercise of his stock option grants in the form of a full recourse promissory note with an aggregate principal amount of $0.4 million. The note is collateralized by the common stock issued upon the exercise of the stock options, as well as personal assets of the borrower. At the time of issuance, the Company accounted for the note as a full recourse promissory note based on historical pattern of collecting payment on notes in full and no other notes had been forgiven, nor had any recourse notes been substantively converted to nonrecourse. Interest under this note will accrue at the rate of 1.97% per annum. The principal balance of this note, together with all accrued and unpaid interest to date, was due in February 2019. In March 2017, the Company forgave $0.2 million of principal and interest due on this promissory note from its Chief Executive Officer. In addition, the Board of Directors approved the forgiveness of the remaining 50% of the principal balance of the note in January 2018. At the time of the forgiveness, all of the related stock options were fully vested. As a result, the Company expensed the principal note balance of $0.4 million to stock-based compensation expense and accrued interest of $0.1 million to general and administrative expenses in the consolidated statement of operations in the year ended December 31, 2017.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Net Loss Per Share of Common Stock
Basic and Diluted Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year ended December 31,
	2018	2017

Net loss	$(17,453)	$(23,039)
Weighted-average shares used to compute basic and diluted net loss per share*	7,950,284	3,467,096
Net loss per share, basic and diluted*	$(2.20)	$(6.65)
_________________________________________
* Calculated based on the 1-for-18 reverse stock split effected October 4, 2018.
Unvested shares for the years ended December 31, 2018 and December 31, 2017 were excluded from the weighted-average shares used to compute basic and diluted net loss per share.
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2018	2017
Stock options	2,641,198	3,001,929
Shares subject to repurchase	74,019	16,117
Unvested restricted stock units	53,436	—
Estimated ESPP shares	89,606	—
Redeemable convertible preferred stock	—	12,066,654
Redeemable convertible preferred stock warrants	—	160,657
Common stock warrants	118,122	124,326

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Income Taxes
The components of the Company’s loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Domestic	(16,835)	(22,717)
Foreign	(618)	(322)
Loss before income taxes	(17,453)	(23,039)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current tax expense:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current tax expense	—	—

Deferred tax expense:
Federal	3,555	(9,574)
State	822	2,061
Foreign	200	—
Total deferred tax expense	4,577	(7,513)
Change in deferred tax valuation allowance	(4,577)	7,513

Net deferred tax expense	—	—
Provision for income taxes	$—	$—

Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2018	2017
Tax at statutory federal rate	(21.0)%	(34.0)%
State tax, net of federal benefit	(5.3)%	(4.3)%
Measurement of deferred taxes as a result of tax reform	—%	68.7%
Tax credits	(0.7)%	(0.3)%
Change in deferred tax valuation allowance	26.2%	(32.6)%
Other	0.8%	2.5%
Total income tax expense	—%	—%

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	December 31,
	2018	2017
Net operating loss carryforwards	$35,067	$32,210
Research and development credits	2,255	2,070
Depreciation and amortization	132	179
Accruals and reserves	2,958	1,376

	40,412	35,835
Less: Valuation allowance	(40,412)	(35,835)
Total deferred tax asset	$—	$—
The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding realization of such assets. The following table summarizes changes in the valuation allowance for the year ended December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Beginning balance	$35,835	$43,348
Additions during the period	4,577	—
Deductions during the period	—	(7,513)
Ending balance	$40,412	$35,835

As of December 31, 2018, the Company had net operating loss (“NOL”) carryforwards of approximately $135.5 million and $109.9 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal net operating loss carryforward begins to expire in 2029, and the state net operating loss carryforward begins to expire in 2019.

As of December 31, 2018, the Company had credit carryforwards of approximately $1.7 million and $1.9 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2030, and the state credits have no expiration date.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryovers through December 31, 2018. In addition, the Company’s deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets have been recorded. The Company has determined that it experienced Section 382 ownership changes in 2010 and $1.4 million of its NOLs are limited. The Company is currently performing an analysis to determine whether any additional NOL carryforwards are limited due to a change in ownership as a result of its recent IPO.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2018 and 2017 consisted of the following (in thousands):

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning balance as of January 1, 2017	$950
Increases in balances related to tax positions taken during 2017	43
Ending balance as of December 31, 2017	993
Increases in balances related to tax positions taken during 2018	91
Ending balance as of December 31, 2018	$1,084

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued zero at December 31, 2018 and 2017 for payment of interest related to unrecognized tax benefits. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate at December 31, 2018.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examinations.

On December 22, 2017, the United States enacted a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate to 21%, effective January 1, 2018.

The Company is subject to the provisions of the Financial Accounting Standards Board (“FASB”) ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The carrying value of U.S. deferred taxes is determined by the enacted U.S. corporate income tax rate. Consequently, the reduction in the U.S. corporate income tax rate impacts the carrying value of deferred tax assets. Under the new corporate income tax rate of 21%, the U.S. net deferred tax asset position decreased by approximately $15.8 million. Uncertainty regarding the impact of tax reform remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation, and other factors.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the tax effect of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that its accounting for certain income tax effects of the 2017 Tax Act is incomplete, but the Company is able to determine a reasonable estimate, the Company must record a provisional estimate in its consolidated financial statements. If the Company cannot determine a provisional estimate to be included in its consolidated financial statements, the Company should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. It is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the 2017 Tax Act. The Company has analyzed the guidance and other necessary information related to the tax effects of the 2017 Tax Act and considers the accounting of its net deferred tax assets complete in accordance with SAB 118.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
As of December 31, 201, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level. Additionally, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Exemption from management’s report on internal control over financial reporting for the fiscal year ended December 31, 2018.
This Annual Report on Form 10‑K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, under the headings “Management,” “Proposal 1 - Election of Directors,” “Board Committees and Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at www.si-bone.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any substantive amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver, on our website in the future.

Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Proposal 1 - Election of Directors”, respectively, in our Proxy Statement.

Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10‑K.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits
EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.		333-227445

10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018

10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018

10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018

10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018

10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.5	10/5/2018

10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018

10.7#	Quality and Manufacturing Agreement, dated April 18, 2016, between the Registrant and Orchid MPS Holdings, LLC and Addendum No. 1 dated March 1, 2017.	S-1	333-227445	10.5	9/20/2018

10.8#	Manufacturing, Quality and Supply Agreement, dated January 31, 2017, between the Registrant and rms Company and Addendum No. 1 dated July 7, 2017.	S-1	333-227445	10.6	9/20/2018

10.9+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018

10.10+	Offer Letter Agreement, dated February 19, 2015, between the Registrant and Michael A. Pisetsky	S-1	333-227445	10.8	9/20/2018

10.11+	Letter Regarding Change to Employment Terms, dated June 20, 2016, between the Registrant and Michael A. Pisetsky.	S-1	333-227445	10.9	9/20/2018

10.12+	Offer Letter Agreement, dated April 27, 2015, between the Registrant and Laura Francis.	S-1	333-227445	10.10	9/20/2018

10.13+	Severance and Change in Control Agreement dated March 15, 2016, between the Registrant and Laura Francis.	S-1	333-227445	10.11	9/20/2018

10.14+	Amended and Restated Letter Agreement, dated March 1, 2017, between the Registrant and Laura Francis.	S-1	333-227445	10.12	9/20/2018

10.15+	Offer Letter Agreement, dated February 7, 2012, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.13	9/20/2018

10.16+	Severance and Change in Control Agreement, dated March 15, 2016, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.14	9/20/2018

10.17+	Letter Agreement, dated January 18, 2017, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.15	9/20/2018

10.18+	Offer Letter Agreement, dated December 16, 2010, between the Registrant and Scott A. Yerby.	S-1	333-227445	10.16	9/20/2018

10.19+	Severance and Change in Control Agreement dated March 15, 2016, between the Registrant and Scott A. Yerby.	S-1	333-227445	10.17	9/20/2018

10.20+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018

10.21	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018

10.22	Loan Agreement, dated October 13, 2017, between the Registrant and Biopharma Credit Investments IV Sub LP, as amended on June 15, 2018.	S-1	333-227445	10.20	9/20/2018

10.23	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018

10.24	Form of Warrant to Purchase Common Stock issued to Westriver Mezzanine Loans, LLC.	S-1	333-227445	10.22	9/20/2018

10.25	Form of Warrant to Purchase Common Stock issued to Silicon Valley Bank.	S-1	333-227445	10.23	9/20/2018

10.26	Warrant to Purchase Series 5 Preferred Stock issued to Silicon Valley Bank dated July 17, 2013.	S-1	333-227445	10.24	9/20/2018

10.27	Warrant to Purchase Series 6 Preferred Stock issued to Silicon Valley Bank dated November 26, 2014.	S-1	333-227445	10.25	9/20/2018

10.28	Form of Warrant to Purchase Series 6 Preferred Stock issued to Silicon Valley Bank.	S-1	333-227445	10.26	9/20/2018

10.29	Form of Warrant to Purchase Series 6 Preferred Stock issued to Oxford Finance, LLC.	S-1	333-227445	10.27	9/20/2018

10.30	Warrant to Purchase Series 7 Preferred Stock issued to Oxford Finance, LLC dated December 22, 2016.	S-1	333-227445	10.28	9/20/2018

10.31	Warrant to Purchase Series 7 Preferred Stock issued to Silicon Valley Bank dated December 22, 2016.	S-1	333-227445	10.29	9/20/2018

10.32	Form of Restricted Stock Unit Grant Notice and Award Agreement.	S-1	333-227445	10.30	9/20/2018

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in the signature page of this report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Indicates a management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(b) We have filed, or incorporated into this Annual Report on Form 10‑K by reference, the exhibits listed on the Exhibit Index immediately above.
(c) See Item 15(a)2 above.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on this 14th day of March, 2019.

SI-BONE, Inc.

By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

By:	/s/ Laura A. Francis
Laura A. Francis
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura A. Francis, and Michael A. Pisetsky, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey W. Dunn	President and Chief Executive Officer	March 14, 2019
Jeffrey W. Dunn	(Principal Executive Officer) and Director

/s/ Laura A. Francis	Chief Financial Officer	March 14, 2019
Laura A. Francis	(Principal Financial and Accounting Officer)

/s/ David P. Bonita, M.D.	Director	March 14, 2019
David P. Bonita, M.D.

/s/ Timothy E. Davis, Jr.	Director	March 14, 2019
Timothy E. Davis, Jr.

/s/John G. Freund, M.D.	Director	March 14, 2019
John G. Freund, M.D.

/s/ Gregory K. Hinckley	Director	March 14, 2019
Gregory K. Hinckley

/s/ Karen A. Licitra	Director	March 14, 2019
Karen A. Licitra

/s/ Mark A. Reiley, M.D.	Director	March 14, 2019
Mark A. Reiley, M.D.

/sTimothy B. Petersen.	Director	March 14, 2019
Timothy B. Petersen

/s/ Keith C. Valentine	Director	March 14, 2019
Keith C. Valentine