Form 10-Q
period 2019-03-31
SI-BONE, Inc.
filed 2019-05-09
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SIBN	NASDAQ Global Market
The number of shares outstanding of the registrant’s Common Stock, par value $.0001 per share, was 24,563,506 as of May 6, 2019.

TABLE OF CONTENTS

		Page
	PART I-FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018	5
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

	PART II-OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68

SIGNATURES		69

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;

•	our ability to expand our sales and marketing capabilities to increase demand for iFuse, expand geographically, and obtain favorable coverage and reimbursement determinations from third-party payors;

•	our estimates of our market opportunity;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	competition in the markets we serve;

•	our expectations of the reliability and performance of iFuse;

•	our expectations of the benefits to patients, providers, and payors of iFuse;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement instruments and materials;

•	the factors we believe drive demand for iFuse and our ability to sustain or increase such demand;

•	our ability to develop additional revenue opportunities, including new devices;

•	our expectations regarding the benefits of the scope of protection we establish and maintain for intellectual property rights covering iFuse and any other device we may develop;

•	our estimates regarding our costs and risks associated with our international operations and international expansion;

•	our expectations regarding our ability to retain and recruit key personnel and expand our sales force;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.

Forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,561	25,120
Short-term investments	102,748	97,103
Accounts receivable, net of allowance for doubtful accounts of $262 and $263, respectively	8,411	8,486
Inventory	3,516	3,343
Prepaid expenses and other current assets	2,161	1,990
Total current assets	129,397	136,042
Property and equipment, net	2,336	2,154
Other non-current assets	321	325
TOTAL ASSETS	$132,054	138,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,811	$2,146
Accrued liabilities and other	7,097	6,860
Total current liabilities	9,908	9,006
Long-term borrowings	39,028	38,963
Other long-term liabilities	363	360
TOTAL LIABILITIES	49,299	48,329

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,497,566 and 24,450,757 shares issued and outstanding, respectively	3	3
Additional paid-in capital	248,829	246,927
Accumulated other comprehensive income	445	439
Accumulated deficit	(166,522)	(157,177)
TOTAL STOCKHOLDERS’ EQUITY	82,755	90,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,054	$138,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$14,991	$12,712
Cost of goods sold	1,526	1,048
Gross profit	13,465	11,664

Operating expenses:
Sales and marketing	15,815	10,967
Research and development	1,683	1,206
General and administrative	4,766	2,408
Total operating expenses	22,264	14,581

Loss from operations	(8,799)	(2,917)
Interest and other income (expense), net:
Interest income	744	62
Interest expense	(1,230)	(1,275)
Other expense, net	(60)	(71)
Net loss	(9,345)	(4,201)
Other comprehensive income (loss):
Changes in foreign currency translation	(19)	(21)
Unrealized gain on marketable securities	25	—
Comprehensive loss	$(9,339)	$(4,222)

Net loss per share, basic and diluted	$(0.38)	$(1.17)

Weighted-average number of common shares used to compute basic and diluted net loss per share	24,390,648	3,593,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Three months ended March 31, 2019
Balance at December 31, 2018	—	$—	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	46,809	—	125	—	—	125
Stock-based compensation	—	—	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	—	—	66	—	—	66
Additional accrual of IPO related cost	—	—	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	—	—	(19)	—	(19)
Unrealized gain of marketable securities	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(9,345)	(9,345)
Balance at March 31, 2019	—	$—	24,497,566	$3	$248,829	$445	$(166,522)	$82,755

Three months ended March 31, 2018
Balance at December 31, 2017	11,871,578	$118,548	3,603,140	$1	$9,943	$402	$(139,724)	$(129,378)
Issuance of common stock upon exercise of stock options	—	—	4,207	—	18	—	—	18
Stock-based compensation	—	—	—	—	391	—	—	391
Vesting of early exercised stock options	—	—	—	—	20	—	—	20
Foreign currency translation	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(4,201)	(4,201)
Balance at March 31, 2018	11,871,578	$118,548	3,607,347	$1	$10,372	$381	$(143,925)	$(133,171)

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(9,345)	$(4,201)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193	168
Stock-based compensation	1,871	392
Change in fair value of redeemable convertible preferred stock warrants	—	79
Loss on sale and disposal of property and equipment	97	40
Amortization of debt discount	65	65
Short-term investment accretion	(479)	—
Changes in operating assets and liabilities
Accounts receivable	87	233
Inventory	(165)	(221)
Prepaid expenses and other assets	(167)	(281)
Accounts payable	451	82
Accrued liabilities and other	314	(767)
Net cash used in operating activities	(7,078)	(4,411)

Cash flows from investing activities
Purchases of short-term investments	(22,741)	—
Maturities of short-term investments	17,600	—
Purchases of property and equipment	(412)	(218)
Net cash used in investing activities	(5,553)	(218)

Cash flows from financing activities
Proceeds from the exercise of stock options	125	20
Net cash provided by financing activities	125	20
Effect of exchange rate changes on cash and cash equivalents	(53)	(7)
Net decrease in cash and cash equivalents	$(12,559)	$(4,616)

Cash and cash equivalents at
Beginning of period	25,120	22,408
End of period	$12,561	$17,792

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$66	$18
Purchases of property and equipment included in accounts payable and accrued liabilities	$140	$—
Public offering costs included in accounts payable	$167	$—
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
Initial Public Offering
On October 16, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-227445) relating to the initial public offering (IPO) of its common stock was declared effective by the Securities and Exchange Commission (SEC). Pursuant to such Registration Statement, the Company sold 8,280,000 shares at an initial public offering price of $15.00 per share for net proceeds of $113.4 million to the Company, net of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 12,066,654 shares of common stock and the Company's outstanding warrants to purchase 156,550 shares of redeemable convertible preferred stock were automatically converted into warrants to purchase an aggregate of 160,657 shares of common stock, resulting in reclassification of the related redeemable convertible preferred stock warrant liability of $1.2 million in additional paid-in-capital.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the consolidated financial statements include: fair value of assets and liabilities; analysis of the allowance for doubtful accounts; inventory valuation; valuation of deferred tax assets, including related valuation allowances; fair value of common stock and redeemable convertible preferred stock warrants; stock-based compensation; and useful lives of long lived assets. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these accounting policies.
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
Segments
The chief operating decision makers for the Company are the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The CEO and the CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. The table below summarizes the Company's revenue by geography (in thousands):

	Three Months Ended March 31,
	2019	2018
Domestic	$13,450	$11,295
International	1,541	1,417
	$14,991	$12,712
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

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which required an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017 for public companies, and for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In November 2018, the FASB issued ASU 2018-18, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606. These ASUs have the same effective date and transition date as ASU 2014-09.
The Company continues to evaluate the impact of adoption of the new standard on its accounting policies, processes, and system requirements and has assigned internal resources, in addition to the engagement of third party service providers, to assist in the evaluation. At this time, as it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or other medical facilities, the Company expects revenue to continue to be recognized upon completion of the procedure and authorization by the customer. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company expects to continue expensing all sales commissions as incurred. Management will adopt the standard using the modified retrospective method for the fiscal year ending December 31, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, FASB issued ASU 2018-20, which provides guidance and clarification with respect to lessor accounting associated with (i) certain taxes collected from lessees, (ii) certain lessor costs, and (iii) the recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 for public companies and beginning after December 15, 2019 for private companies. Early adoption is permitted for any interim or annual financial statements net yet issued. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and anticipates adopting the standard for the fiscal year ending December 31, 2020.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017 for public companies, and fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 for private companies, with early adoption permitted. The Company has adopted this standard for the fiscal year ending December 31, 2019, which did not have any material impact on the Company’s consolidated financial statements.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. Since at the time of the IPO, all of the Company's redeemable preferred stock were automatically converted to common stock and all redeemable preferred stock warrants were automatically converted to common stock warrants, the Company currently does not have financial instruments with characteristics of liabilities and equity. The Company will evaluate the impact this new standard may have on its consolidated financial statements, as applicable at the time of adoption. The Company anticipates adopting the standard for the fiscal year ending December 31, 2020.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) from accumulated other comprehensive income to retained earnings. This standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this standard for the fiscal year ending December 31, 2019, which did not have any material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements and anticipates adopting the standard for the fiscal year ending December 31, 2020.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities
The table below summarizes the marketable securities as of March 31, 2019 and December 31, 2018 (in thousands). Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive loss.

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$76,601	$12	$—	$76,613
Corporate bonds	17,144	23	—	17,167
Commercial paper	8,968	—	—	8,968
Short-term investments	102,713	35	—	102,748

Money market funds	9,921	—	—	9,921
Cash equivalents	9,921	—	—	9,921
Total marketable securities	$112,634	$35	$—	$112,669

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$65,491	$2	$(4)	$65,489
Corporate bonds	19,708	15	(3)	19,720
Commercial paper	11,894	—	—	11,894
Short-term investments	97,093	17	(7)	97,103

U.S. treasury securities	1,000	—	—	1,000
Commercial paper	6,635	—	—	6,635
Money market funds	15,223	—	—	15,223
Cash equivalents	22,858	—	—	22,858
Total marketable securities	$119,951	$17	$(7)	$119,961

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurement
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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands). There were no other financial assets and liabilities other than discussed above that requires fair value hierarchy measurements and disclosures for the periods presented.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable securities
Money market funds[1]	$9,921	$—	$—	$9,921
U.S. treasury securities	76,613	—	—	76,613
Corporate bonds	—	17,167	—	17,167
Commercial paper	—	8,968	—	8,968
Total marketable securities	$86,534	$26,135	$—	$112,669

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
Money market funds[1]	$15,223	$—	$—	$15,223
U.S. treasury securities	66,489	—	—	66,489
Corporate bonds	—	19,720	—	19,720
Commercial paper	—	18,529	—	18,529
Total marketable securities	$81,712	$38,249	$—	$119,961

[1]	Included in cash and cash equivalents on the consolidated balance sheet.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Balance Sheet Components
Inventory
As of March 31, 2019 and December 31, 2018, inventory consisted entirely of finished goods.
Property and Equipment, net (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$4,045	$3,785
Construction in progress	778	$730
Computer and office equipment	423	$407
Leasehold improvements	481	$448
Furniture and fixtures	154	$148
	5,881	5,518
Less: Accumulated depreciation and amortization	(3,545)	$(3,364)
	$2,336	$2,154
Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
Accrued Liabilities and Other (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation and related expenses	$4,548	$5,425
Accrued interest	1,150	—
Accrued professional services	458	583
Sales tax payable	436	388
Liability for early exercise of unvested stock options	265	331
Others	240	133
	$7,097	$6,860

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Commitments and Contingencies
Operating Leases
The Company has an existing seven-year non-cancelable operating lease for an office building space in Santa Clara, California which commenced in April 2018. Also, the Company has non-cancelable operating leases for its office building space in Gallarate, Italy and Mannheim, Germany which both expire in November 2024. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2019 to 2021.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended March 31, 2019 and 2018, respectively.

The table below summarizes aggregate future minimum lease payments under all leases as of March 31, 2019 (in thousands):

Remainder of 2019	$800
2020	1,040
2021	919
2022	844
2023	833
Thereafter	1,183
$5,619
Purchase Commitments and Obligations
The Company has certain purchase commitments related to inventory used in normal course of business. These commitments amounted to $0.3 million and $0.2 million at March 31, 2019 and December 31, 2018, respectively. The amounts paid under these arrangements may be less in the event that the arrangement is renegotiated or canceled.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Legal Proceedings
On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the United States District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the action. On March 28, 2019, the Company filed a motion to dismiss or, in the alternative, to stay the action pending resolution of the PDR Network, LLC v. Carlton & Harris Chiropractic Inc. case currently before the U.S. Supreme Court, the outcome of which may affect this case. It is too early in this matter to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.
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

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
7. Borrowings
The Company had $39.0 million and $39.0 million of outstanding debt, net of debt discounts, as of March 31, 2019 and December 31, 2018, respectively. The outstanding debt is related to a term loan entered by the Company with Biopharma Credit Investments IV Sub L.Pl, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The total debt issuance costs of $1.3 million were recorded as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet, and are being amortized over the period of the term loan using the effective interest method to interest expense in the consolidated statement of operations. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022, and is classified as long-term borrowings on the consolidated balance sheet. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee equal to the interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan requires the Company to maintain a minimum cash balance of $5.0 million and beginning with the three months ended March 31, 2019, the Company is required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets as discussed in detail in Note 7 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K filed with the SEC on March 14, 2019. Under the loan agreement, the Company also had a second tranche of $10.0 million available through January 2019, contingent upon the achievement of certain revenue milestones. The Company did not draw upon the second tranche. The loan is a senior obligation secured with a blanket first lien on the assets of the Company. For the three months ended March 31, 2019 and 2018, the effective interest rate was 12.2%. The Company was in compliance with all debt covenants as of March 31, 2019.
The table below summarizes annual future minimum principal payments under the loan agreement as of March 31, 2019 (in thousands):

Remainder of 2019	$—
2020	4,444
2021	17,778
2022	17,778
Total future minimum payments	40,000
Less: Amount representing debt discount	(972)
Long-term borrowings	$39,028

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Warrants

The table below summarizes common stock warrants issued and outstanding at both March 31, 2019 and December 31, 2018 (in thousands, except share and per share data):

Date			Number of Shares Underlying Warrants	Price per Share	Fair Value
Issuance	Expiration
3/1/2017	3/1/2027	[a]	1,388	$5.94	$5	[b]
7/19/2013	7/22/2023	[a]	32,983	9.10	122	[b]
11/26/2014	11/26/2024	[a]	6,680	16.47	49	[b]
10/20/2015	10/20/2025	[a]	41,650	16.47	396	[c]
11/9/2015	11/9/2025	[a]	25,709	16.47	244	[c]
12/22/2016	12/22/2026	[a]	9,712	10.03	45	[c]
			118,122		$861

[a]	Common stock warrants will remain outstanding until exercised by the holder.

[b]	Fair value at the date of issuance.
[c] Fair value at the date of conversion from redeemable convertible preferred stock to common stock warrants in conjunction with the IPO on October 16, 2018.

9. Stock-Based Incentive Compensation Plans
2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the "2018 EIP"). The number of shares of common stock reserved for issuance under the 2018 Equity Incentive Plan will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's board of directors. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 1,222,538 shares. The Company filed a Registration Statement on Form S-8 on March 22, 2019 to register these additional shares reserved for issuance under the 2018 EIP. As of March 31, 2019, a total of 2,814,245 shares of common stock are available for future grants under the 2018 EIP.
Stock Options

The table below summarizes the stock option activity under the 2008 Stock Option Plan and 2018 Equity Incentive Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	2,641,198	$4.27
Options granted	468,600	22.00
Options exercised	(46,945)	2.73
Options canceled	(15,723)	9.32
Outstanding at March 31, 2019	3,047,130	$6.99
As of March 31, 2019, there was $7.3 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 3.0 years.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated weighted-average grant date fair value of options granted for the three months ended March 31, 2019 and 2018 was $10.40 per share and $2.13 per share, respectively. The grant date fair value of the stock option awards granted to employees was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	March 31,
	2019	2018
Expected term	6.03	5.93
Expected volatility	42%-47%	42%-45%
Risk-free interest rate	2.52%-2.59%	1.64%-2.80%
Dividend yield	—%	—%

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. At March 31, 2019 and December 31, 2018, the Company had a total of 59,193 and 74,019 shares of common stock, respectively, subject to repurchase under the 2008 Stock Option Plan and $0.3 million and $0.3 million, respectively, of associated liabilities for the repurchase.
Restricted Stock Units
The table below summarizes restricted stock units activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	53,436	$11.69
Granted	481,893	20.82
Forfeited	(3,660)	19.91
Outstanding at March 31, 2019	531,669	19.90

As of March 31, 2019, there was a total unrecognized compensation cost of $9.2 million related to the restricted stock units granted. These costs are expected to be recognized over a period of approximately 3.5 years.
Employee Stock Purchase Plan
In October 2018, the Company adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP" or "ESPP"). The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 515,307 shares of common stock reserved for issuance under the ESPP. As of March 31, 2019 and December 31, 2018, total accumulated ESPP related employee payroll deductions amounted to $1.0 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the three months ended March 31, 2019, the Company recognized $0.2 million stock-based compensation expense related to ESPP. As of March 31, 2019, the unrecognized compensation cost for the ESPP was $0.1 million.

On March 22, 2019, the Company filed a Registration Statement on Form S-8 to register 244,507 additional shares of common stock for issuance under the 2018 ESPP.

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$42	$6
Sales and marketing	670	127
Research and development	96	39
General and administrative	1,062	219
	$1,870	$391

10. Net Loss Per Share of Common Stock
Basic and Diluted Net Loss per Share
The table below summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018

Net loss	$(9,345)	$(4,201)

Weighted-average shares used to compute basic and diluted net loss per share	24,390,648	3,593,658	*
Net loss per share, basic and diluted	$(0.38)	$(1.17)	*

* Calculated based on the 1-for-18 reverse stock split effected October 4, 2018.
Unvested shares for the periods ended March 31, 2019 and 2018 were excluded from the weighted-average shares used to compute basic and diluted net loss per share.
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Stock options	3,047,130	3,017,033
Restricted stock units	531,669	—
Shares subject to repurchase	59,193	186,531
Redeemable convertible preferred stock	—	11,871,578
Redeemable convertible preferred stock warrants	—	156,551
Common stock warrants	118,122	124,326
	3,756,114	15,356,019

SI-BONE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company that has pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, more than 38,000 procedures have been performed by over 1,800 surgeons in the United States and 33 other countries. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. We believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States.
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
We have incurred net losses since our inception in 2008. We had net losses of $9.3 million for the three months ended March 31, 2019 and $17.5 million and $23.0 million for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, we had an accumulated deficit of $166.5 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our products. We have devoted substantially all of our resources to research and development of our products, reimbursement-related initiatives, sales and marketing activities, and clinical, quality assurance, and regulatory matters for our products.
In October 2018, we completed our initial public offering, or IPO, by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Factors Affecting Results of Operations
Coverage and Reimbursement
Prior to our launch of iFuse in 2009, Medicare and most private insurance companies reimbursed surgeons routinely for sacroiliac joint fusions, which were primarily invasive. However, effective July 1, 2013, the AMA’s ("American Medical Association") Editorial Panel effectively restricted reimbursement for minimally invasive sacroiliac joint fusion because they considered the published clinical evidence at the time to be inadequate.
Subsequently, as a result of the growing number of published clinical studies demonstrating the effectiveness and safety of iFuse, along with the support of several professional medical specialty societies and leading academic surgeons, the AMA Editorial Panel established a new reimbursement code for minimally invasive sacroiliac joint fusion surgery, effective January 1, 2015. However, the new code did not immediately lead to positive coverage decisions by payors-in many cases, the payors wanted additional published evidence before deciding to cover the procedure. As a result, positive reimbursement decisions covering the procedure have occurred over the last few years, and some payors are still in the process of making decisions based on the most recent evidence.
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

In 2018, more private payors began covering iFuse based upon our clinical evidence. As of March 31, 2019, U.S. payors covering 266 million lives regularly reimbursed for the iFuse procedures, 131 million lives of which are covered by private payors. Forty-nine of the largest 65 private payors that we track had positive coverage policies for the procedure, were consistently covering the procedure, or had announced coming future coverage. Of these there were 49 private payors, 30 of which have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Twenty-four of these exclusive coverage policies have published since January 1, 2018, which we believe has contributed to our recent sales growth.
There are a number of large and small private payors, including Aetna, Cigna, Humana, and Anthem, that are not yet reimbursing for the procedure. In the most recent review cycle, all four of the aforementioned large payors continued their experimental policies. These non-covering payors reevaluate coverage annually based upon the most recently published clinical data. There can be no assurance they will reach positive coverage decisions in the future.
Medical Affairs and Education
Our medical affairs team focuses on both internal and external education. Internally, specialized medical knowledge and practical experience with iFuse are used to help train our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical experience allow us to create and execute a wide variety of programs to train the relevant external medical community, to assist them in identifying and diagnosing patients with sacroiliac joint dysfunction and in performing the iFuse procedure. The medical affairs team is led by a board-certified fellowship trained orthopedic spine surgeon. As of March 31, 2019, our U.S. faculty consisted of 83 surgeons, 24 pain management physicians, 17 nurse practitioners/physician’s assistants, and 92 physical therapists. These third-party consultants educate surgeons, physician’s assistants, nurses, physical therapists, and other healthcare professionals regarding sacroiliac joint diagnosis and the iFuse procedure.
Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since its introduction, over 1,800 surgeons around the world have been trained and treated patients with iFuse. We also have a large number of educational programs for the broader medical community including primary care physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists, pain management physicians, and chiropractors. Our medical affairs programs focus on working with leading spine surgeons to educate other surgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical societies to raise the awareness of and the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.
Our Sales Force
We market and sell iFuse primarily through a direct sales force and a number of third-party distributors. Our target customer base includes approximately 7,500 U.S. surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States has grown from seven to ten sales regions. In each region there is a number of territory sales managers who act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. As of March 31, 2019, our territory sales managers were led by ten regional sales directors who reported to our Vice President of U.S. Sales. The Vice President of U.S. Sales reports to our Chief Commercial Officer. As of March 31, 2019, our U.S. sales force consisted of 49 sales representatives directly employed by us and 34 third-party distributors.
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
As of March 31, 2019, we had 32 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), and the United Kingdom (2015). As of March 31, 2019, our international sales force consisted of 16 sales representatives directly employed by us and 27 exclusive third-party distributors, which together had sales in 33 countries through March 31, 2019. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of March 31, 2019, beyond Europe and the United States, surgeons had performed the first iFuse procedures in Australia, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudi Arabia, Taiwan and Turkey.

We have in the past and expect in the future to enter into different compensation arrangements with our sales professionals, which may include minimum guaranteed commissions. This has impacted our compensation expenses in the past and we expect it will in the future.
Components of Results of Operations
Revenue
We derive substantially all our revenue from sales of iFuse. Revenue from sales of iFuse fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape. Further, revenue results can differ based upon the mix of business between U.S. and international sales. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of iFuse implants and instrument sets. Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase as case levels increase.
Our gross profit and gross margin have been and will continue to be affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins.
In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, we began to incur an excise tax on sales of medical devices in the United States. Effective December 2015, the Act was amended to include a provision to suspend the tax on medical devices through 2017. In January 2018, the suspension on the tax on medical devices was further extended through 2019.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We expect operating expenses to increase as we continue to invest and grow our business.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales directors, direct territory sales managers, and third-party distributors. We expect our sales and marketing expenses to increase with the continued commercialization of our current and future products and continued investment in our global sales organization, including broadening our relationships with third-party distributors, expanding exclusivity commitments among them and increasing the number of our direct sales representatives, especially with increased reimbursement and adoption in the United States. Our sales and marketing expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct territory sales managers in new territories.
Research and Development Expenses
Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses (including clinical study expenses), and consulting services, outside prototyping services, outside research activities, materials, depreciation, and other costs associated with development of our products. Research and development expenses also include related personnel and consultants’ compensation and stock-based compensation expense. We expense research and development costs as they are incurred. We expect research and development expense to increase as we develop new products, add research and development personnel, and undergo clinical activities, including more clinical studies to gain additional regulatory clearances and wider surgeon adoption.

General and Administrative Expenses
General and administrative expenses primarily consist of salaries, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We expect our general and administrative expenses to increase to support the growth of our business. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of the Nasdaq Global Market on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services.
Interest Income
Interest income is related to our investments of excess cash in money market funds and marketable securities.
Interest Expense
Interest expense is related to borrowings and amortization of debt issuance costs. Prior to our initial public offering, interest expense also included the amortization of debt discounts derived from the issuance of warrants.
Other Income (Expense), Net
Other income (expense), net consists primarily of net foreign exchange gains (losses) on foreign transactions. Prior to our initial public offering, other income (expense), net included changes in fair value of our preferred stock warrant liability. In connection with our initial public offering, our preferred stock warrant liability was reclassified to equity upon conversion of preferred stock warrants to common stock warrants.

Results of Operations
We operate as one operating and reportable segment. The table below summarizes our results of operations for the periods presented, which we derived from the accompanying condensed consolidated financial statements (in thousands, except for percentages):

	Three Months Ended March 31,
	2019		2018
Consolidated Statements of Operations Data:
Revenue	$14,991	100%	$12,712	100%
Cost of goods sold	1,526	10%	1,048	8%
Gross profit	13,465	90%	11,664	92%
Operating expenses:
Sales and marketing	15,815	106%	10,967	86%
Research and development	1,683	11%	1,206	9%
General and administrative	4,766	32%	2,408	20%
Total operating expenses	22,264	149%	14,581	115%
Loss from operations	(8,799)	(59)%	(2,917)	(23)%
Interest and other income (expense), net:
Interest income	744	5%	62	—%
Interest expense	(1,230)	(8)%	(1,275)	(10)%
Other income (expense), net	(60)	—%	(71)	(1)%
Net loss	$(9,345)	(62)%	$(4,201)	(34)%
We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography (in thousands except for percentages):

	Three Months Ended March 31,
	2019		2018
United States	13,450	90%	11,295	89%
International	1,541	10%	1,417	11%
	$14,991	100%	$12,712	100%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$14,991	$12,712	$2,279	18%
Cost of goods sold	1,526	1,048	478	46%
Gross profit	$13,465	$11,664	$1,801	15%
Gross margin	90%	92%

Revenue. Revenue increased $2.3 million or 18%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase is primarily due to an increase of $2.2 million as a result of growth of domestic case volumes. U.S. case volumes increased from higher sales force productivity, higher numbers of sales personnel, and more active surgeons due to improving U.S. reimbursement coverage. The remaining $0.1 million increase in our revenue was due to growth of our international case volumes.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $0.5 million, or 46%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in cost of goods sold is primarily due to higher sales volume and implant costs. Higher net revenue resulted in increased gross profit of $1.8 million, or 15%. Gross margin decreased to 90% for the three months ended March 31, 2019 as compared to 92% for the three months ended March 31, 2018 due to an increase in personnel in operations to support the growth of the business.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$15,815	$10,967	$4,848	44%
Research and development	1,683	1,206	477	40%
General and administrative	4,766	2,408	2,358	98%
Total operating expenses	$22,264	$14,581	7,683	53%
Sales and Marketing Expenses. Sales and marketing expenses increased $4.8 million, or 44%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to an increase of $1.8 million in salaries and other employee related costs, an increase of $0.5 million in travel expense, and an increase of $0.5 million in facilities and other related expenses as a result of an increase in headcount to further expand of our sales and marketing department, $0.7 million in commissions due to increased sales, $0.6 million in stock-based compensation expense due to increase in headcount and issuance of stock grants with higher market value, $0.7 million in training, advertising and marketing costs due to continued commercialization of our current and future products and continued investment in our global sales organization.
Research and Development Expenses. Research and development expenses increased $0.5 million, or 40%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily related to an increase of $0.2 million in salaries and other employee related costs and $0.1 million in stock-based compensation expense as a result of an increase in headcount. Facilities and other expenses also increased by $0.2 million mainly due to increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $2.4 million, or 98%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily due to higher stock-based compensation of $0.8 million from an increase in headcount and issuance of stock grants with higher market value, $0.3 million in salaries and employee related costs due to increases in headcount, $0.8 million in consulting and professional services due to additional regulatory and other compliance services required for a public company, and $0.5 million in facilities and other expenses due to expansion of our general and administrative department.
Interest and Other Income (Expense), Net

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands except for percentages)
Interest income	$744	$62	$682	1100%
Interest expense	(1,230)	(1,275)	45	(4)%
Other expense, net	(60)	(71)	11	(15)%
Interest Income. Interest income increased $0.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, due to an increase of investments of excess cash in marketable securities.

Interest Expense. Interest expense remained relatively unchanged for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Other Expense, Net. Other expense, net, remained relatively unchanged for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $12.6 million and short-term investments of $102.7 million, compared to cash and cash equivalents of $25.1 million and short-term investments of $97.1 million as of December 31, 2018. We have financed our operations through our initial public offering, debt financing arrangements, and the sale of our products. As of March 31, 2019 and December 31, 2018, we had $39.0 million and $39.0 million principal amount of outstanding debt, net of debt discounts, respectively.
As of March 31, 2019, we had an accumulated deficit of $166.5 million. During the three months ended March 31, 2019, we incurred a net loss of $9.3 million. During the years ended December 31, 2018 and 2017, we incurred a net loss of $17.5 million and $23.0 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. The debt covenants associated with our current debt agreement require us to maintain a minimum cash balance and meet either minimum net sales or trailing 12-month consolidated EBITDA targets as discussed in detail below. If we do not comply with these covenants, the debt will immediately become due.
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
Borrowings
The outstanding debt is related to a term loan we entered with Biopharma Credit Investments IV Sub L.Pl, or Pharmakon, in October 2017 for total loan proceeds of 40.0 million. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid for equal principal payments plus interest through December 2022. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee of the remaining interest payable for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan required us to maintain a minimum cash balance of $5.0 million.
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
The term loan is collateralized by all of our assets, including intellectual property.
As of December 31, 2018 and March 31, 2019, we were in compliance with all of our debt obligations and covenants.

Contractual Obligations

During the three months ended March 31, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from December 31, 2018.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Net cash (used in) provided by:
Operating activities	$(7,078)	$(4,411)	$(2,667)	60%
Investing activities	(5,553)	(218)	(5,335)	2447%
Financing activities	125	20	105	525%
Effects of exchange rate changes on cash and cash equivalents	(53)	(7)	(46)	657%
Net decrease in cash and cash equivalents	$(12,559)	$(4,616)	$(7,943)

Cash Used in Operating Activities
Net cash used in operating activities increased $2.7 million, or 60%, from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was primarily due to an increase of $5.1 million in our net loss, partially offset by an increase of $1.0 million in non-cash charges and decrease in changes in operating assets and liabilities of $1.5 million. The increase in net loss resulted from higher operating expenses from expansion of the business, partially offset by higher revenue. The increase in non-cash charges was mainly due to an increase in stock-based compensation expense, partially offset by accretion of our short-term investments. The decrease in changes in operating assets and liabilities was mainly due to the timing of payments of our accounts payable, accrued expenses and other liabilities.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2019 was $5.6 million compared to net cash used in investing activities of $0.2 million in the three months ended March 31, 2018. Cash used in investing activities for the three months ended March 31, 2019 consisted of purchases of short-term investments of $22.7 million and purchases of property and equipment of $0.4 million, which were partially offset by maturities of our short-term investments of $17.6 million. Net cash used in investing activities for the three months ended March 31, 2018 consisted of purchases of property and equipment.

Cash Provided by Financing Activities
Cash provided by financing activities increased $0.1 million, from the three months ended March 31, 2018 to the three months ended March 31, 2019. The increase was due to higher proceeds from the exercises of stock options.
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
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. There had been no material changes to these accounting policies. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for related discussions on updates on recently issued accounting pronouncements.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for related discussions on updates on recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.

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
We have incurred net losses since our inception in 2008. For the three months ended March 31, 2019, we had net loss of $9.3 million. For the years ended December 31, 2018 and 2017, we had net losses of $17.5 million and $23.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $166.5 million. To date, we have financed our operations primarily through the proceeds of our initial public offering of our common stock, or IPO, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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

We believe that some surgeons view the current Medicare and commercial reimbursement amount as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing minimally invasive sacroiliac joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore impede the growth of our revenues or cause them to decline.Generally, private commercial insurance payments to physicians are based on the Medicare set payment and are in the range of 20% to 30% higher i.e. a range of $864 to $936 depending upon the negotiated price between the provider and the payor.
{{
If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of March 31, 2019, 49 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons.
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

Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. These pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to convince potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

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
We are unable to predict what changes will be made to the reimbursement methodologies used by third-party payors. We cannot be certain that under current and future payment systems, in which healthcare providers may be reimbursed a set amount based on the type of procedure performed, such as those utilized by Medicare and in many privately managed care systems, the cost of our products will be justified and incorporated into the overall cost of the procedure. In addition, to the extent there is a shift from inpatient setting to outpatient settings, we may experience increased pricing pressure.

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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown from zero to 23 since 2008. Many of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put as at a disadvantage.
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
As of March 31, 2019, our U.S. sales force consisted of 49 sales representatives directly employed by us and 34 third-party distributors. As of March 31, 2019, our international sales force consisted of 16 sales representatives and 27 exclusive third-party distributors, which together have had sales in 33 countries through March 31, 2019. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
If we or others later identify adverse events caused by our products:

•	sales of the product may decrease significantly, and we may not achieve the anticipated market share;

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
We generally use a small number of suppliers for our instruments and rely on one supplier, Orchid Bio-Coat, a division of Orchid Orthopedic Solutions LLC, for the coating of our first-generation iFuse implants and one supplier, rms Company, for our second-generation iFuse-3D implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:

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

If we do not enhance and broaden our product offerings through our research and development efforts, we may be unable to compete effectively.
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
Before we can market or sell a new regulated product or make a significant modification to an existing product in the United States, with very limited exception, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a premarket approval, or PMA, application from the FDA for a Class III device. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining domestic and international regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies. These studies can be very expensive and time consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for a product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States.

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
The policies of the Trump Administration and their impact on the regulation of our products in the United States remain uncertain. Moreover, leadership, personnel and structural changes within the FDA as well as recent and future federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA's regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Another example can be found in the European Economic Area, or EEA. On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen the medical devices rules in the EEA. On May 25, 2017, the new Medical Devices Regulation (2017/745 or "MDR") entered into force. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will only become applicable in May 2020, three years after its first publication.  The In Vitro Diagnostic Medical Devices Regulation (IVDR) also was adopted by the Parliament and the Council and will be applicable in May 2022. These regulations will substantially impact medical devices manufacturers. Examples of the changes which will be introduced by these regulations include the following:

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

Transition from the regulation of our products under the current EU Medical Device Directive, and implementing legislation in each EU member state, to regulation under the EU MDR may require a substantial transition effort by us. In addition, detail as to how certain aspects of the MDR will be implemented remains unclear. Failure to update our quality system and regulatory documentation could delay our transition to compliance with the MDR and delay or prevent us from obtaining new CE Certificates of Conformity under the MDR. Transition from compliance with the MDD to the MDR could result in disruption to our business in the EEA which could adversely affect our business, results of operation and financial condition. In addition, any changes to the membership of the European Union, such as the departure of the United Kingdom from the EU, may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.
The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, and other healthcare-related organizations. Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, among other things, reduced and/or limited Medicare reimbursement to certain providers. Legislative changes to the Patient Protection and Affordable Care Act remain possible in the 116th United States Congress and under the Trump Administration. We expect that the Patient Protection and Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. Other federal laws further reduce Medicare’s payments to providers by two percent through 2024. These reductions reduce reimbursement for our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
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
The UK’s pending withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

Brexit has created significant uncertainty concerning the terms of the UK withdrawal from the EU and the future relationship between the UK and the EU. On April 11, 2019, the European Council agreed at its Special Meeting to extend the UK’s departure date to October 31, 2019. It is possible the UK could withdraw from the EU prior to October 31, 2019 pursuant to agreed terms for a transition period; however, both the EU and the UK are preparing for a “no deal” scenario in which the UK will leave the EU as a “third country” without the benefit of any transition arrangements.

The “no deal” scenario has been recognized by the policy makers in the UK and the EU as likely to cause significant market and economic disruption. The effects of Brexit will depend on whether the UK retains access to EU markets either during a transitional period or more permanently. Brexit could disrupt the single internal market principle, which ensures the free movement of goods, services and people between the UK and the EU, undermine bilateral cooperation in key policy areas and significantly disturb trade relationships between the UK and the EU. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace, amend or adopt.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations, and the pending withdrawal of the UK from the EU may also adversely affect European and global economic and market conditions, which may cause third-party payers, including governmental organizations, to closely monitor their costs and reduce their spending budgets, and which could contribute to instability in the global financial and foreign exchange markets. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.
Risks Related to Our Intellectual Property
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2019, we owned 37 issued U.S. patents and had 15 pending U.S. patent applications, and we owned 9 issued foreign patents and had 5 pending foreign patent applications. As of March 31, 2019, we have 12 registered trademarks in the United States and have filed for 2 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
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
We also rely on trade secrets, know-how, and technology, which are not protected by patents, to maintain our competitive position. We try to protect this information by entering into confidentiality and intellectual property assignment agreements with parties that develop intellectual property for us and/or have access to it, such as our officers, employees, consultants, and advisors. However, in the event of unauthorized use or disclosure or other breaches of such agreements, we may not be provided with meaningful protection for our trade secrets or other proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If any of our trade secrets, know-how or other technologies not protected by a patent were to be disclosed to or independently developed by a competitor, our business, financial condition, and results of operations could be materially adversely affected.

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
Our directors, executive officers, and each of our stockholders that own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 51.3% of the outstanding shares of our common stock as of March 31, 2019. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our other stockholders' interests and may vote in a manner that is adverse to our other stockholders' interests. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for these types of disputes with us or our directors, officers, or other employees.
Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, in light of a Delaware Chancery Court opinion issued in December 2018, we announced that we currently do not intend to enforce this aspect of our forum selection clause.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.
Use of Proceeds from our Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our IPO of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.4 million, after deducting the underwriting discount of $8.7 million and other estimated offering-related expenses of $2.1 million. None of the expenses associated with the IPO or private placement were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Canaccord Genuity Inc. and JMP Securities LLC acted as underwriters for the offering.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	2019 US Bonus Plan	8-K	001-38701	Item 5.02	1/22/2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SI-BONE, Inc.

Date:	May 9, 2019	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 9, 2019	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)