Form 10-Q
period 2019-06-30
SI-BONE, Inc.
filed 2019-08-07
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-38701

SI-BONE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2216351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

471 El Camino Real, Suite 101, Santa Clara, California	95050
(Address of principal executive offices)	(Zip Code)
 Registrant's telephone number, including area code: (408) 207-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SIBN	The Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock, par value $.0001 per share, was 24,801,172 as of August 5, 2019.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, their expected properties, performance and impact on healthcare costs, the timing of, and potential results from, clinical and other trials, marketing authorization from the U.S. Food and Drug Administration, or FDA, or regulatory authorities in other jurisdictions, coverage and reimbursement for procedures using our products, research and development costs, timing of regulatory filings and feedback, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•	our expectation that, for the foreseeable future, a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;

•	our ability to expand our sales and marketing capabilities to increase demand for iFuse, expand geographically, and obtain favorable coverage and reimbursement determinations from third-party payors;

•	our estimates of our market opportunity;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	competition in the markets we serve;

•	our expectations of the reliability and performance of iFuse;

•	our expectations of the benefits to patients, providers, and payors of iFuse;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of replacement instruments and materials;

•	the factors we believe drive demand for iFuse and our ability to sustain or increase such demand;

•	our ability to develop additional revenue opportunities, including new indications for use and new devices;

•	our expectations regarding the benefits of the scope of protection we establish and maintain for intellectual property rights covering iFuse and any other device we may develop;

•	our estimates regarding our costs and risks associated with our international operations and international expansion;

•	our expectations regarding our ability to retain and recruit key personnel and expand our sales force;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,496	$25,120
Short-term investments	91,780	97,103
Accounts receivable, net of allowance for doubtful accounts of $288 and $263, respectively	9,404	8,486
Inventory	4,436	3,343
Prepaid expenses and other current assets	1,902	1,990
Total current assets	119,018	136,042
Long-term investments	5,262	—
Property and equipment, net	2,532	2,154
Other non-current assets	310	325
TOTAL ASSETS	$127,122	$138,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,450	$2,146
Accrued liabilities and other	7,469	6,860
Total current liabilities	9,919	9,006
Long-term borrowings	39,093	38,963
Other long-term liabilities	363	360
TOTAL LIABILITIES	49,375	48,329

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,761,157 and 24,450,757 shares issued and outstanding, respectively	3	3
Additional paid-in capital	252,404	246,927
Accumulated other comprehensive income	516	439
Accumulated deficit	(175,176)	(157,177)
TOTAL STOCKHOLDERS’ EQUITY	77,747	90,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,122	$138,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$16,317	$13,663	$31,308	$26,375
Cost of goods sold	1,588	1,182	3,114	2,230
Gross profit	14,729	12,481	28,194	24,145
Operating expenses:
Sales and marketing	16,727	10,318	32,542	21,285
Research and development	1,946	1,296	3,629	2,502
General and administrative	4,194	2,564	8,960	4,972
Total operating expenses	22,867	14,178	45,131	28,759
Loss from operations	(8,138)	(1,697)	(16,937)	(4,614)
Interest and other income (expense), net:
Interest income	695	68	1,439	130
Interest expense	(1,233)	(1,269)	(2,463)	(2,544)
Other expense, net	22	(249)	(38)	(320)
Net loss	$(8,654)	$(3,147)	$(17,999)	$(7,348)
Other comprehensive income (loss):
Changes in foreign currency translation	12	54	(7)	33
Unrealized gain on marketable securities	59	—	84	—
Comprehensive loss	$(8,583)	$(3,093)	$(17,922)	$(7,315)

Net loss per share, basic and diluted	$(0.35)	$(0.87)	$(0.74)	$(2.04)

Weighted-average number of common shares used to compute basic and diluted net loss per share	24,577,938	3,608,283	24,484,608	3,603,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	46,809	—	125	—	—	125
Stock-based compensation	—	—	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	—	—	66	—	—	66
Additional accrual of IPO related cost	—	—	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	—	—	(19)	—	(19)
Unrealized gain on marketable securities	—	—	—	—	—	25	—	25
Net loss	—	—	—	—	—	—	(9,345)	(9,345)
Balance as of March 31, 2019	—	—	24,497,566	3	248,829	445	(166,522)	82,755
Issuance of common stock upon exercise of stock options	—	—	137,185	—	442	—	—	442
Issuance of common stock related to employee stock purchase plan	—	—	99,086	—	1,263	—	—	1,263
Issuance of common stock upon vesting of restricted stock units	—	—	27,320	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,814	—	—	1,814
Vesting of early exercised stock options	—	—	—	—	56	—	—	56
Foreign currency translation	—	—	—	—	—	12	—	12
Unrealized gain on marketable securities	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(8,654)	(8,654)
Balance as of June 30, 2019	—	$—	24,761,157	$3	$252,404	$516	$(175,176)	$77,747

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	11,871,578	$118,548	3,603,140	$1	$9,943	$402	$(139,724)	$(129,378)
Issuance of common stock upon exercise of stock options	—	—	4,207	—	18	—	—	18
Stock-based compensation	—	—	—	—	391	—	—	391
Vesting of early exercised stock options	—	—	—	—	20	—	—	20
Foreign currency translation	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(4,201)	(4,201)
Balance as of March 31, 2018	11,871,578	118,548	3,607,347	1	10,372	381	(143,925)	(133,171)
Issuance of common stock upon exercise of stock options	—	—	44,195	—	190	—	—	190
Issuance of common stock upon exercises of unvested stock options	—	—	55,726	—	—	—	—	—
Stock-based compensation	—	—	—	—	363	—	—	363
Vesting of early exercised stock options	—	—	—	—	8	—	—	8
Foreign currency translation	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	(3,147)	(3,147)
Balance as of June 30, 2018	11,871,578	$118,548	3,707,268	$1	$10,933	$435	$(147,072)	$(135,703)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(17,999)	$(7,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,685	754
Depreciation and amortization	395	356
Accretion on marketable securities	(940)	—
Amortization of debt discount	130	130
Change in fair value of redeemable convertible preferred stock warrants	—	224
Loss on sale and disposal of property and equipment	98	48
Changes in operating assets and liabilities:
Accounts receivable	(916)	194
Inventory	(1,092)	(320)
Prepaid expenses and other assets	102	237
Accounts payable	338	(462)
Accrued liabilities and other	725	514
Net cash used in operating activities	(15,474)	(5,673)
Cash flows from investing activities
Maturities of marketable securities	83,600	—
Purchases of marketable securities	(82,516)	—
Purchases of property and equipment	(893)	(715)
Net cash provided by (used in) investing activities	191	(715)
Cash flows from financing activities
Proceeds from the exercise of stock options	567	208
Proceeds from issuance of common stock under employee stock purchase plan	1,263	—
Payments of public offering costs	(167)	—
Net cash provided by financing activities	1,663	208
Effect of exchange rate changes on cash and cash equivalents	(4)	5
Net decrease in cash and cash equivalents	(13,624)	(6,175)
Cash and cash equivalents at
Beginning of period	25,120	22,408
End of period	$11,496	$16,233

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$122	$28
Purchases of property and equipment included in accounts payable and accrued liabilities	$57	$97
The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these accounting policies.
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies. Those standards apply to companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company continues to be an emerging growth company for five years following the completion of the IPO, unless one of the following occurs: (i) if the Company's total annual gross revenues are $1.07 billion or more; or (ii) the Company has issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) the Company becomes a "large accelerated filer," as defined in Rule 12b-2 of the Exchange Act.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Domestic	$15,019	$12,161	$28,469	$23,456
International	1,298	1,502	2,839	2,919
	$16,317	$13,663	$31,308	$26,375
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
Recently Issued Accounting Standards Not Yet Effective
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for fiscal years beginning after December 15, 2017 for public companies, and for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In November 2018, the FASB issued ASU 2018-18, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s revenue standard, Topic 606.
The Company will adopt this standard using the modified retrospective method effective for the year ending December 31, 2019, which will be first presented on the Company's Annual Report on Form 10-K for the year ended December 31, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company is not required to adopt the new revenue standard in the interim reporting periods for the year ending December 31, 2019, but rather for the fiscal year ending December 31, 2019 and then in the interim periods following the year of adoption. The Company also is not required, and intends not, to revise its 2019 interim periods which were and will be reported under ASC 605 in its fiscal year 2020 interim financial reporting. The Company continues to evaluate the impact of adoption of the new standard on its accounting policies, processes, and system requirements and has assigned internal resources, in addition to the engagement of third party service providers to assist in the evaluation. At this time, as it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or other medical facilities, which represents majority of the Company's revenue, the Company expects to continue to recognize the revenue upon completion of the procedure and authorization by the customer. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company expects to continue to recognize the revenue upon shipments to the customers. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company expects to continue expensing all sales commissions as incurred.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 for public companies and beginning after December 15, 2019 for private companies. Early adoption is permitted for any interim or annual financial statements not yet issued. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and anticipates adopting the standard for the fiscal year ending December 31, 2020.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.

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
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which provides guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. This update is effective for reporting periods beginning after December 15, 2017 for public companies, and fiscal years beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019 for private companies, with early adoption permitted. The Company has adopted this standard effective January 1, 2019, and the adoption did not have any material impact on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act (the 2017 Tax Act) from accumulated other comprehensive income to retained earnings. This standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this standard effective January 1, 2019, and the adoption did not have any material impact on the Company’s consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Marketable Securities

All of the Company's marketable securities were available-for-sale and were classified based on their maturities. Short term investments are securities that original maturity or remaining maturity is greater than three months and not more than twelve months. The maturities of the long-term investments outstanding as of June 30, 2019 range from 15 to 17 months. The table below summarizes the marketable securities as of June 30, 2019 and December 31, 2018 (in thousands). Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive loss.

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Money market funds	$6,294	$—	$—	$6,294
Cash equivalents	6,294	—	—	6,294

U.S. treasury securities	77,526	65	—	77,591
Corporate bonds	14,168	21	—	14,189
Short-term investments	91,694	86	—	91,780

Corporate bonds	5,254	8	—	5,262
Long-term investments	5,254	8	—	5,262
Total marketable securities	$103,242	$94	$—	$103,336

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
U.S. treasury securities	$1,000	$—	$—	$1,000
Commercial paper	6,635	—	—	6,635
Money market funds	15,223	—	—	15,223
Cash equivalents	22,858	—	—	22,858

U.S. treasury securities	65,491	2	(4)	65,489
Corporate bonds	19,708	15	(3)	19,720
Commercial paper	11,894	—	—	11,894
Short-term investments	97,093	17	(7)	97,103
Total marketable securities	$119,951	$17	$(7)	$119,961

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Fair Value Measurement
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate.
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands). There were no other financial assets and liabilities other than discussed above that requires fair value hierarchy measurements and disclosures for the periods presented.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Marketable securities
Money market funds[1]	$6,294	$—	$—	$6,294
U.S. treasury securities	77,591	—	—	77,591
Corporate bonds	—	19,451	—	19,451
Total marketable securities	$83,885	$19,451	$—	$103,336

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
Money market funds[1]	$15,223	$—	$—	$15,223
U.S. treasury securities	66,489	—	—	66,489
Corporate bonds	—	19,720	—	19,720
Commercial paper	—	18,529	—	18,529
Total marketable securities	$81,712	$38,249	$—	$119,961

[1]	Included in cash and cash equivalents on the condensed consolidated balance sheets.
5. Balance Sheet Components
Inventory
As of June 30, 2019 and December 31, 2018, inventory consisted entirely of finished goods.
Property and Equipment, net (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$4,097	$3,785
Construction in progress	854	730
Computer and office equipment	440	407
Leasehold improvements	497	448
Furniture and fixtures	151	148
	6,039	5,518
Less: Accumulated depreciation and amortization	(3,507)	(3,364)
	$2,532	$2,154
Depreciation expense was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively and $0.4 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued Liabilities and Other (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation and related expenses	$4,987	$5,425
Accrued interest	1,163	—
Accrued professional services	421	583
Sales tax payable	349	388
Liability for early exercise of unvested stock options	210	331
Others	339	133
	$7,469	$6,860

6. Commitments and Contingencies
Operating Leases
The Company has an existing seven-year non-cancelable operating lease for an office building space in Santa Clara, California which commenced in April 2018. Also, the Company has non-cancelable operating leases for its office building space in Gallarate, Italy and Mannheim, Germany which both expire in November 2024. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2019 to 2022.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.

The table below summarizes aggregate future minimum lease payments under all leases as of June 30, 2019 (in thousands):

Remainder of 2019	$550
2020	1,052
2021	934
2022	855
2023	833
Thereafter	1,184
$5,408
Purchase Commitments and Obligations
The Company has certain purchase commitments related to inventory used in normal course of business. These commitments amounted to $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. The amounts paid under these arrangements may be less in the event that the arrangement is renegotiated or canceled.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Legal Proceedings
On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the United States District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. On August 5, 2019, the District Court denied the Company’s motion to dismiss the case. The Company believes that it has meritorious defenses and intends to vigorously defend itself in the action. It is too early in this matter to reasonably predict the probability of the outcomes or to estimate the range of possible loss, if any.
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
7. Borrowings
The Company had $39.1 million and $39.0 million of outstanding debt, net of debt discounts, as of June 30, 2019 and December 31, 2018, respectively. The outstanding debt is related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The total debt issuance costs of $1.3 million were recorded as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet, and are being amortized over the period of the term loan using the effective interest method to interest expense in the consolidated statement of operations. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022, and is classified as long-term borrowings on the consolidated balance sheet. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee equal to the remaining interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan requires the Company to maintain a minimum cash balance of $5.0 million and beginning with the three months ended March 31, 2019, the Company is required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets as discussed in detail in Note 7 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K filed with the SEC on March 14, 2019. The loan is a senior obligation secured with a blanket first lien on the assets of the Company. The effective interest rate for the three months ended June 30, 2019 and 2018 was 12.3% and for the six months ended June 30, 2019 and 2018 was 12.2%. The Company was in compliance with all debt covenants as of June 30, 2019.
The table below summarizes annual future minimum principal payments under the loan agreement as of June 30, 2019 (in thousands):

Remainder of 2019	$—
2020	4,444
2021	17,778
2022	17,778
Total future minimum payments	40,000
Less: Amount representing debt discount	(907)
Long-term borrowings	$39,093

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Warrants

The table below summarizes common stock warrants issued and outstanding at both June 30, 2019 and December 31, 2018 (in thousands, except share and per share data):

Date			Number of Shares Underlying Warrants	Price per Share	Fair Value
Issuance	Expiration
3/1/2017	3/1/2027	[a]	1,388	$5.94	$5	[b]
7/19/2013	7/22/2023	[a]	32,983	9.10	122	[b]
11/26/2014	11/26/2024	[a]	6,680	16.47	49	[b]
10/20/2015	10/20/2025	[a]	41,650	16.47	396	[c]
11/9/2015	11/9/2025	[a]	25,709	16.47	244	[c]
12/22/2016	12/22/2026	[a]	9,712	10.03	45	[c]
			118,122		$861

[a]	Common stock warrants will remain outstanding until the earlier of the expiration date or the date exercised by the holder.

[b]	Fair value at the date of issuance.
[c] Fair value at the date of conversion from redeemable convertible preferred stock to common stock warrants in conjunction with the IPO on October 16, 2018.

9. Stock-Based Incentive Compensation Plans
2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the "2018 EIP"). The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 1,222,538 shares. The Company filed a Registration Statement on Form S-8 on March 22, 2019 to register these additional shares reserved for issuance under the 2018 EIP. As of June 30, 2019, a total of 2,591,917 shares of common stock are available for future grants under the 2018 EIP.
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	2,641,198	$4.27
Options granted	630,639	20.91
Options exercised	(184,130)	3.10
Options canceled	(62,964)	6.61
Outstanding as of June 30, 2019	3,024,743	7.76
As of June 30, 2019, there was $7.4 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 2.9 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value of the stock options granted during the respective periods using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average grant date fair value per share	$8.00	$2.11	$9.79	$2.09
Expected term	5.0 to 7.0 years	5.0 to 7.0 years	5.0 to 7.0 years	5.0 to 7.0 years
Expected volatility	46.6% to 47.2%	42.0% to 44.4%	41.7% to 47.2%	42.0% to 45.1%
Risk-free interest rate	1.83% to 2.41%	2.83% to 2.93%	1.83% to 2.59%	2.35% to 2.93%
Dividend yield	—%	—%	—%	—%

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. At June 30, 2019 and December 31, 2018, the Company had a total of 46,811 and 74,019 shares of common stock, respectively, subject to repurchase under the 2008 Stock Option Plan and $0.2 million and $0.3 million, respectively, of associated liabilities for the repurchase.
Restricted Stock Units
The table below summarizes restricted stock units activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	53,436	$11.69
Granted	548,906	20.49
Forfeited	(10,384)	19.84
Vested	(27,320)	20.97
Outstanding as of June 30, 2019	564,638	19.65

As of June 30, 2019, there was a total unrecognized compensation cost of $9.2 million related to the restricted stock units granted. These costs are expected to be recognized over a period of approximately 3.4 years.
Employee Stock Purchase Plan
Under the Company's 2018 Employee Stock Purchase Plan (the "ESPP") adopted in October 2018, the Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 515,307 shares of common stock originally reserved for issuance under the ESPP. On March 22, 2019, the Company filed a Registration Statement on Form S-8 to register 244,507 additional shares of common stock for issuance under the ESPP. As of June 30, 2019 and December 31, 2018, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to ESPP. As of June 30, 2019, the unrecognized compensation cost for the ESPP was $0.3 million.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company estimated the fair value of ESPP purchase rights during the offer period using a Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended
June 30, 2019
Expected term	0.5 years
Expected volatility	58.35%
Risk-free interest rate	2.49%
Dividend yield	—%
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$63	$6	$106	$12
Sales and marketing	940	113	1,674	240
Research and development	124	31	220	70
General and administrative	687	213	1,685	432
	$1,814	$363	$3,685	$754

10. Net Loss Per Share of Common Stock
Basic and Diluted Net Loss per Share
The table below summarizes the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018

Net loss	$(8,654)	$(3,147)		$(17,999)	$(7,348)

Weighted-average shares used to compute basic and diluted net loss per share	24,577,938	3,608,283	*	24,484,608	3,603,308	*
Net loss per share, basic and diluted	$(0.35)	$(0.87)	*	$(0.74)	$(2.04)	*

* Calculated based on the 1-for-18 reverse stock split effected October 4, 2018.
Unvested shares for the periods ended June 30, 2019 and 2018 were excluded from the weighted-average shares used to compute basic and diluted net loss per share.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	3,024,743	2,900,842	3,024,743	2,900,842
Restricted stock units	564,638	—	564,638	—
Shares subject to repurchase	46,811	64,107	46,811	64,107
ESPP purchase rights	84,321	—	84,321	—
Redeemable convertible preferred stock	—	12,066,654	—	12,066,654
Redeemable convertible preferred stock warrants	—	160,657	—	160,657
Common stock warrants	118,122	124,326	118,122	124,326
	3,838,635	15,316,586	3,838,635	15,316,586

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
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
Overview
We are a medical device company that has pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, more than 40,000 procedures have been performed by over 1,900 surgeons in the United States and 33 other countries. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. We believe iFuse is currently the market leading implantable device used in minimally invasive surgical fusions of the sacroiliac joint in the United States.
The two sacroiliac joints are the largest joints in the body and connect the sacrum, near the base of the spine, to the iliac bones, the two major bones of the pelvis. The iFuse system includes a series of patented triangular implants, the instruments we have developed to enable the procedure, as well as the diagnostic and surgical techniques we have developed to enable physicians to perform the procedure. We introduced our second generation implant, the iFuse-3D, in 2017. In April 2019, we received clearance from the U.S. Food and Drug Administration (FDA) to promote our iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. We market our products with a direct sales force and a number of distributors in the United States, and with a combination of a direct sales force and distributors in other countries.
We have incurred net losses since our inception in 2008. We had net losses of $18.0 million for the six months ended June 30, 2019 and $17.5 million and $23.0 million for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, we had an accumulated deficit of $175.2 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our products. We have devoted substantially all of our resources to research and development of our products, reimbursement-related initiatives, sales and marketing activities, and clinical, quality assurance, and regulatory matters for our products.
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
Subsequently, as a result of the growing number of published clinical studies demonstrating the effectiveness and safety of iFuse, along with the support of several professional medical specialty societies and leading academic surgeons, the AMA Editorial Panel established a new reimbursement code for minimally invasive sacroiliac joint fusion surgery, effective January 1, 2015. However, the new code did not immediately lead to positive coverage decisions by payors-in many cases, as the payors wanted additional published evidence before deciding to cover the procedure. As a result, positive reimbursement decisions covering the procedure have occurred over the last few years, and some payors are still in the process of making decisions based on the most recent evidence.
Coverage decisions for this code are made independently by each private insurance company and each of the seven regional Medicare Administrative Contractors that help manage Medicare. The process of obtaining coverage is laborious. As of the end of the second quarter of 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering.

In 2018, more private payors began covering iFuse based upon our clinical evidence. As of June 30, 2019, U.S. payors covering 266 million lives, including private payors covering 131 million lives, regularly reimbursed for the iFuse procedure. Forty-nine of the largest 65 U.S. private payors that we track had positive coverage policies for the procedure, were consistently covering the procedure, or had announced coming future coverage. Of these 49 U.S. private payors, 31 have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Twenty-five of these exclusive coverage policies have published since January 2018, which we believe has contributed to our recent sales growth.
There are a number of large and small private payors, including Aetna, Cigna, Humana, and Anthem, that are not reimbursing for the procedure. In the most recent review cycle, all four of the aforementioned large payors continued their experimental policies. These non-covering payors reevaluate coverage annually based upon the most recently published clinical data. There can be no assurance they will reach positive coverage decisions in the future.
Medical Affairs and Education
Our medical affairs team focuses on both internal and external education. Internally, specialized medical knowledge and practical experience with iFuse are used to help train our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical experience allow us to create and execute a wide variety of programs to train the relevant external medical community, to assist them in identifying and diagnosing patients with sacroiliac joint dysfunction and in performing the iFuse procedure. Our medical affairs team is led by a board-certified fellowship trained orthopedic spine surgeon. As of June 30, 2019, our U.S. consultant faculty consisted of 90 surgeons, 24 pain management physicians, 18 nurse practitioners/physician’s assistants, and 95 physical therapists. These third-party healthcare professional consultants educate other surgeons, physician’s assistants, nurses, physical therapists, and other healthcare professionals regarding sacroiliac joint diagnosis and the iFuse procedure.
Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since its introduction, over 1,900 surgeons around the world have been trained and treated patients with iFuse. We also have a large number of educational programs for the broader medical community including primary care physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists, pain management physicians, and chiropractors. Our medical affairs programs focus on working with leading spine surgeons to educate other surgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical societies to raise the awareness of and the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.
Our Sales Force
We market and sell iFuse primarily through a direct sales force and a number of third-party distributors. Our target customer base includes approximately 7,500 U.S. surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States consists of ten sales regions. In each region there are a number of territory sales managers who act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. As of June 30, 2019, our U.S. sales force consisted of 50 territory sales managers directly employed by us and 33 third-party sales representatives.
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
As of June 30, 2019, we had 36 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), the United Kingdom (2015) and France (2019). As of June 30, 2019, our international sales force consisted of 16 sales representatives directly employed by us and 28 exclusive third-party distributors, which together had sales in 33 countries through June 30, 2019. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of June 30, 2019, beyond Europe and the United States, surgeons had performed iFuse procedures in Australia, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudi Arabia, Taiwan and Turkey.

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
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of iFuse implants and instrument sets. Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase as case levels increase and as we introduce new products.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our senior sales management, direct territory sales managers, and third-party distributors. We expect our sales and marketing expenses to increase with the continued commercialization of our current and future products and continued investment in our global sales organization, including broadening our relationships with third-party distributors, expanding exclusivity commitments among them and increasing the number of our direct sales representatives, especially with increased reimbursement and adoption in the United States. Our sales and marketing expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct territory sales managers in new territories.
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
Results of Operations
We operate as one operating and reportable segment. The table below summarizes our results of operations for the periods presented, which we derived from the accompanying condensed consolidated financial statements (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Consolidated Statements of Operations Data:
Revenue	$16,317	100%	$13,663	100%	$31,308	100%	$26,375	100%
Cost of goods sold	1,588	10%	1,182	9%	3,114	10%	2,230	8%
Gross profit	14,729	90%	12,481	91%	28,194	90%	24,145	92%
Operating expenses:
Sales and marketing	16,727	103%	10,318	76%	32,542	104%	21,285	81%
Research and development	1,946	12%	1,296	9%	3,629	12%	2,502	9%
General and administrative	4,194	26%	2,564	19%	8,960	29%	4,972	19%
Total operating expenses	22,867	141%	14,178	104%	45,131	144%	28,759	109%
Loss from operations	(8,138)	(51)%	(1,697)	(13)%	(16,937)	(54)%	(4,614)	(17)%
Interest and other income (expense), net:
Interest income	695	4%	68	—%	1,439	5%	130	—%
Interest expense	(1,233)	(8)%	(1,269)	(9)%	(2,463)	(8)%	(2,544)	(10)%
Other income (expense), net	22	—%	(249)	(2)%	(38)	—%	(320)	(1)%
Net loss	$(8,654)	(55)%	$(3,147)	(24)%	$(17,999)	(57)%	$(7,348)	(28)%

We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography (in thousands except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
United States	$15,019	92%	$12,161	89%	$28,469	91%	$23,456	89%
International	1,298	8%	1,502	11%	2,839	9%	2,919	11%
	$16,317	100%	$13,663	100%	$31,308	100%	$26,375	100%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$16,317	$13,663	$2,654	19%
Cost of goods sold	1,588	1,182	406	34%
Gross profit	$14,729	$12,481	$2,248	18%
Gross margin	90.3%	91.3%

Revenue. Revenue increased $2.7 million or 19%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $2.9 million as a result of growth in domestic case volumes. U.S. case volumes increased from higher sales force productivity, higher numbers of sales personnel, and more active surgeons due to improving U.S. reimbursement coverage. The increase was partially offset by a decrease of $0.2 million in our international sales.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $0.4 million, or 34%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in cost of goods sold was primarily due to higher sales volume and implant costs. Higher net revenue resulted in increased gross profit of $2.2 million, or 18%. Gross margin decreased to 90.3% for the three months ended June 30, 2019 as compared to 91.3% for the three months ended June 30, 2018 due to an increase in personnel in operations to support the growth of the business.

Operating Expenses

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$16,727	$10,318	$6,409	62%
Research and development	1,946	1,296	650	50%
General and administrative	4,194	2,564	1,630	64%
Total operating expenses	$22,867	$14,178	$8,689	61%
Sales and Marketing Expenses. Sales and marketing expenses increased $6.4 million, or 62%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $2.1 million in salaries and other employee related costs, $0.8 million in travel expense, $0.5 million in facilities and other related expenses as a result of an increase in headcount to further expand our sales and marketing department; $1.2 million in commissions from increased sales, $0.8 million in stock-based compensation expense from the increase in headcount and issuance of stock grants with higher market value, and $1.0 million in training, advertising and marketing costs from continued commercialization of our current and future products and continued investment in our global sales organization.

Research and Development Expenses. Research and development expenses increased $0.7 million, or 50%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $0.3 million in salaries and other employee related costs, $0.1 million in stock-based compensation expense, and $0.3 million in facilities and other related expenses from increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 64%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to an increase of $0.4 million in salaries and employee related costs from an increase in headcount, $0.5 million in stock-based compensation expense from the increase in headcount and issuance of stock grants with higher market value, $0.5 million in consulting and professional services from additional regulatory and other compliance services required for a public company, and $0.2 million in facilities and other related expenses from expansion of our general and administrative department.
Interest and Other Income (Expense), Net

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands except for percentages)
Interest income	$695	$68	$627	922%
Interest expense	(1,233)	(1,269)	36	(3)%
Other income (expense), net	22	(249)	271	(109)%
Total interest and other expense, net	$(516)	$(1,450)	$934	(64)%
Interest Income. Interest income increased $0.6 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, due to an increase from investments of excess cash in marketable securities.
Interest Expense. Interest expense remained relatively unchanged for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Other Income (Expense), Net. Other income, net increased $0.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 . The other income for the three months ended June 30, 2019 consisted of net foreign exchange gains. The other expense for the three months ended June 30, 2018 consisted of a change in fair value of preferred stock warrant liability of $0.2 million and net foreign exchange losses.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$31,308	$26,375	$4,933	19%
Cost of goods sold	3,114	2,230	884	40%
Gross profit	$28,194	$24,145	$4,049	17%
Gross margin	90.1%	91.5%

Revenue. Revenue increased $4.9 million or 19%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $5.0 million as a result of growth in domestic case volumes. U.S. case volumes increased from higher sales force productivity, higher numbers of sales personnel, and more active surgeons due to improving U.S. reimbursement coverage. The increase was partially offset by a decrease of $0.1 million in our international sales.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $0.9 million, or 40%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in cost of goods sold was primarily due to higher sales volume and implant costs. Higher net revenue resulted in increased gross profit of $4.0 million, or 17%. Gross margin decreased to 90.1% for the six months ended June 30, 2019 as compared to 91.5% for the six months ended June 30, 2018 due to an increase in personnel in operations to support the growth of the business.

Operating Expenses

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$32,542	$21,285	$11,257	53%
Research and development	3,629	2,502	1,127	45%
General and administrative	8,960	4,972	3,988	80%
Total operating expenses	$45,131	$28,759	$16,372	57%
Sales and Marketing Expenses. Sales and marketing expenses increased $11.3 million, or 53%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $3.9 million in salaries and other employee related costs, $1.3 million in travel expense, $0.9 million in facilities and other related expenses as a result of an increase in headcount to further expand our sales and marketing department, $1.9 million in commissions due to increased sales, $1.4 million in stock-based compensation expense due to increase in headcount and issuance of stock grants with higher market value, and $1.9 million in training, advertising and marketing costs due to continued commercialization of our current and future products and continued investment in our global sales organization.
Research and Development Expenses. Research and development expenses increased $1.1 million, or 45%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $0.5 million in salaries and other employee related costs, $0.2 million in stock-based compensation expense, and $0.4 million in facilities and other related expenses from increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 80%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to an increase of $0.7 million in salaries and employee related costs due to increases in headcount, $1.3 million in stock-based compensation from an increase in headcount and issuance of stock grants with higher market value, $1.2 million in consulting and professional services due to additional regulatory and other compliance services required for a public company, and $0.8 million in facilities and other expenses due to expansion of our general and administrative department.
Interest and Other Income (Expense), Net

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands except for percentages)
Interest income	$1,439	$130	$1,309	1007%
Interest expense	(2,463)	(2,544)	81	(3)%
Other expense, net	(38)	(320)	282	(88)%
Total interest and other expense, net	$(1,062)	$(2,734)	$1,672	(61)%
Interest Income. Interest income increased $1.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, due to an increase from investments of excess cash in marketable securities.
Interest Expense. Interest expense remained relatively unchanged for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Other Expense, Net. Other expense, net, decreased by $0.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the change in fair value of preferred stock warrant liability of $0.2 million recognized in the six months ended June 30, 2018.

Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $11.5 million and short-term and long-term investments of $97.0 million, compared to cash and cash equivalents of $25.1 million and short-term investments of $97.1 million as of December 31, 2018. We had no long-term investments as of December 31, 2018. We have financed our operations through our initial public offering, debt financing arrangements, and the sale of our products. As of June 30, 2019 and December 31, 2018, we had $39.1 million and $39.0 million principal amount of outstanding debt, net of debt discounts, respectively.
As of June 30, 2019, we had an accumulated deficit of $175.2 million. During the six months ended June 30, 2019, we incurred a net loss of $18.0 million. During the years ended December 31, 2018 and 2017, we incurred a net loss of $17.5 million and $23.0 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. The debt covenants associated with our current debt agreement require us to maintain a minimum cash balance and meet either minimum net sales or trailing 12-month consolidated EBITDA targets as discussed in detail below. If we do not comply with these covenants, the debt could immediately become due.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term and long-term investments will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We continue to face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
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
Borrowings
The outstanding debt is related to a term loan we entered with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal principal payments plus interest through December 2022. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee of the remaining interest payable for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan requires us to maintain a minimum cash balance of $5.0 million.
Beginning this year, we are required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. We need to meet one or the other, but not both. If we do not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The minimum net sales and trailing 12-month consolidated EBITDA targets are as follows (in thousands):

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
March 31, 2019	$52,000	or	$(5,000)
June 30, 2019	53,500	or	(3,500)
September 30, 2019	54,500	or	(2,000)
December 31, 2019	56,000	or	—
March 31, 2020	57,500	or	1,000
June 30, 2020	58,500	or	2,000
thereafter, as applicable	60,000	or	3,000

The term loan is collateralized by all of our assets, including intellectual property.
As of December 31, 2018 and June 30, 2019, we were in compliance with all of our debt obligations and covenants.

Contractual Obligations

During the three and six months ended June 30, 2019, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from December 31, 2018.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Net cash provided by (used in):
Operating activities	$(15,474)	$(5,673)	$(9,801)	173%
Investing activities	191	(715)	906	(127)%
Financing activities	1,663	208	1,455	700%
Effects of exchange rate changes on cash and cash equivalents	(4)	5	(9)	(180)%
Net decrease in cash and cash equivalents	$(13,624)	$(6,175)	$(7,449)

Cash Used in Operating Activities
Net cash used in operating activities increased $9.8 million, or 173%, from the six months ended June 30, 2018 to the six months ended June 30, 2019. The increase was primarily due to an increase of $10.7 million in our net loss, partially offset by an increase of $1.9 million in non-cash charges and decrease in changes in operating assets and liabilities of $1.0 million. The increase in net loss resulted from higher operating expenses from expansion of the business, partially offset by higher revenue. The increase in non-cash charges was mainly due to an increase in stock-based compensation expense, partially offset by accretion of our marketable securities. The decrease in changes in operating assets and liabilities was primarily due to increases in inventory and accounts receivable from increased case volumes, partially offset by growth of the business and increased accounts payable, accrued expenses and other liabilities due to timing of payments.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2019 was $0.2 million compared to net cash used in investing activities of $0.7 million in the six months ended June 30, 2018. Cash provided by investing activities for the six months ended June 30, 2019 consisted of maturities of our marketable securities of $83.6 million, partially offset by purchases of marketable securities of $82.5 million and purchases of property and equipment of $0.9 million. Net cash used in investing activities for the six months ended June 30, 2018 consisted of purchases of property and equipment.
Cash Provided by Financing Activities
Cash provided by financing activities increased $1.5 million, from the six months ended June 30, 2018 to the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2019 consisted of proceeds from the issuance of 1.3 million shares of common stock under our employee stock purchase plan and proceeds from the exercise of 0.6 million stock options, partially offset by $0.2 million of payments for public company costs. Cash provided by financing activities for the six months ended June 30, 2018 consisted of proceeds of $0.2 million from exercises of stock options.

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
Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. There had been no material changes to these accounting policies. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Recent Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Legal Proceedings in “Note 6 - Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited), which information is incorporated by reference here.

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
We have incurred net losses since our inception in 2008. For the six months ended June 30, 2019, we had net loss of $18.0 million. For the years ended December 31, 2018 and 2017, we had net losses of $17.5 million and $23.0 million, respectively. As of June 30, 2019, we had an accumulated deficit of $175.2 million. To date, we have financed our operations primarily through the proceeds of our initial public offering of our common stock, or IPO, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Payors are imposing lower payment rates and negotiating reduced contract rates with service providers and being increasingly selective about the technologies and procedures they chose to cover. For example, several Blue Cross Blue Shield payors have adopted policies that treat 3D-printed orthopedic implants that come in standard sizes, rather than customized to the patient’s anatomy, such as our iFuse-3D implant, as experimental and investigational and therefore not eligible for reimbursement. There can be no guarantee that we will be able to provide the scientific and clinical data necessary to overcome these policies. Such policies may contribute to a decrease in sales of our iFuse-3D implants. Payors may adopt policies in the future restricting access to medical technologies like ours and/or the procedures performed using such technologies. Therefore, we cannot be certain that the procedures performed with each of our products will be reimbursed. There can be no guarantee that, should we introduce additional products in the future, payors will cover those products or the procedures in which they are used.
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

We believe that some surgeons view the current Medicare and commercial reimbursement amount as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing minimally invasive sacroiliac joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore impede the growth of our revenues or cause them to decline.Generally, private commercial insurance payments to physicians are based on the Medicare set payment and are in the range of 20% to 30% higher, depending upon the negotiated price between the provider and the payor.
{{
If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of June 30, 2019, 31 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
We may not be able to convince physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint.
Surgeons play the primary role in determining the course of treatment in consultation with their patients and, ultimately, the product that will be used to treat a patient. In order for us to sell our iFuse system successfully, we must convince surgeons through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in convincing surgeons of the merits of iFuse, they may not use our product, and we will be unable to increase our sales and achieve or grow profitability.
Historically, most spine surgeons did not include an evaluation of the sacroiliac joint in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with sacroiliac joint dysfunction. As a result, some patients with lower back pain resulting from sacroiliac joint dysfunction are misdiagnosed. We believe that educating surgeons and other healthcare professionals about the clinical merits and patient benefits of iFuse is an important element of our growth. If we fail to effectively educate surgeons and other medical professionals, they may not include a sacroiliac joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary surgical procedures or only non-surgical treatment.
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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown from zero to 23 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put as at a disadvantage.
In the United States, we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area, or EEA, more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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
We currently manufacture and sell a single family of products focused on procedures whose goal is to stabilize and fuse the sacroiliac joint, which could negatively affect our operations and financial condition.
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
If clinical experience with our iFuse Bedrock technique does not result in positive outcomes for patients or if clinical trials involving the use of iFuse Bedrock fail to show meaningful patient benefit, sales of our iFuse implants could be adversely impacted.
In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint. To date, clinical experience with the iFuse Bedrock technique is limited and we have yet to complete a clinical trial to evaluate the iFuse Bedrock technique. Surgeons do not know if the addition of iFuse implants to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with iFuse Bedrock is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain and expand our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of June 30, 2019, our U.S. sales force consisted of 50 sales representatives directly employed by us and 33 third-party distributors. As of June 30, 2019, our international sales force consisted of 16 sales representatives directly employed by us and 28 exclusive third-party distributors, which together have had sales in 33 countries through June 30, 2019. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

If we are unable to satisfy commercial demand for our iFuse system due to our inability to assemble and test, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products.
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
Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. In the United States, the full indication for the iFuse Implant System is: “The iFuse Implant System is intended for sacroiliac joint fusion for conditions including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. The iFuse Implant System is also intended for sacroiliac fusion to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion” In the United States, our marketing strategies must adhere to the above statements. In all other countries, the indication statement for the iFuse Implant System (including iFuse-3D) more broadly indicates that the device is indicated for sacroiliac joint fusion. The above-described potential limitation in indication statements in the U.S. does not apply in other geographies.

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

Clinical trials necessary to support a 510(k) or PMA application or a conformity assessment procedure will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products, or new indications for use for existing products, and will adversely affect our business, operating results and prospects.
Initiating and completing clinical trials necessary to support a PMA application for our future products and additional safety and effectiveness data beyond that typically required for a 510(k) clearance for iFuse, as well as other possible future product candidates, and to support a conformity assessment procedure would be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product, or new indication for use, we advance into clinical trials may not have favorable results in later clinical trials.
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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture, and sale of surgical devices . Sacroiliac joint and other orthopedic spine surgeries involve significant risk of serious complications, including bleeding, nerve injury, paralysis, and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment, or other adverse effects, we could be subject to significant liability. Surgeons may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts, or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.
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

Risks Related to Our Intellectual Property
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2019, we owned 37 issued U.S. patents and had 15 pending U.S. patent applications, and we owned 9 issued foreign patents and had 6 pending foreign patent applications. As of June 30, 2019, we have 14 registered trademarks in the United States and have filed for 3 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
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
Sales of substantial amounts of our common stock in the public markets or the perception that sales might occur, could reduce the price of our common stock and may dilute our stockholders' voting power and ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock, and may make it more difficult for our stockholders to sell our common stock at a time and price that they deem appropriate. All outstanding shares of common stock are freely tradable without restriction or registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our share price to fall, or make it more difficult for our stockholders to sell our common stock at a time and price that they deem appropriate.
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
Our directors, executive officers, and each of our stockholders that own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 37.2% of the outstanding shares of our common stock as of June 30, 2019. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our other stockholders' interests and may vote in a manner that is adverse to our other stockholders' interests. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.
Use of Proceeds from our Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our IPO of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.4 million, after deducting the underwriting discount of $8.7 million and other offering-related expenses of $2.1 million. None of the expenses associated with the IPO or private placement were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Canaccord Genuity Inc. and JMP Securities LLC acted as underwriters for the offering.
Shares of our common stock began trading on the Nasdaq Global Market on October 17, 2018. The shares were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-227445).
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of June 30, 2019, approximately $21.8 million of the net proceeds had been used for sales and marketing activities to support ongoing commercialization of the iFuse Implant System, for working capital and for general corporate purposes, including research and development and clinical studies.

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

SI-BONE, Inc.

Date:	August 7, 2019	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 7, 2019	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)