Form 10-Q
period 2019-09-30
SI-BONE, Inc.
filed 2019-11-12
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 25,005,329 as of November 8, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, sales force expansion, surgeon adoption, reimbursement determinations, clinical trial results, and U.S. Food and Drug Administration ("FDA") approvals, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•	our expectation that a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;

•	our ability to develop additional revenue opportunities, including new indications for use and new devices;

•	our ability to expand our sales team to increase demand for our products and expand geographically;

•	our ability to identify, train, and retain surgeons to perform procedures using our products;

•	our ability to obtain favorable coverage and reimbursement determinations from third-party payors;

•	our estimates of our market opportunity;

•	our expectations regarding the scope of protection from intellectual property rights covering our products;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	timing of and results from clinical and other trials;

•	marketing authorization from the FDA;

•	timing of regulatory filings and feedback;

•	competition in the markets we serve;

•	our expectations of the reliability and performance of our product;

•	our expectations of the benefits to patients, providers, and payors of our products;

•	our reliance on a limited number of suppliers which may impact the availability of instruments and materials;

•	our ability to drive demand for our products and sustain or increase such demand;

•	our estimates regarding our costs and risks associated with our international operations and expansion;

•	our expectations regarding our ability to retain and recruit key personnel and expand our sales force;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,614	$25,120
Short-term investments	83,609	97,103
Accounts receivable, net of allowance for doubtful accounts of $310 and $263, respectively	9,918	8,486
Inventory	4,953	3,343
Prepaid expenses and other current assets	1,619	1,990
Total current assets	112,713	136,042
Long-term investments	5,273	—
Property and equipment, net	3,025	2,154
Other non-current assets	305	325
TOTAL ASSETS	$121,316	$138,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,623	$2,146
Accrued liabilities and other	10,211	6,860
Total current liabilities	12,834	9,006
Long-term borrowings	39,158	38,963
Other long-term liabilities	363	360
TOTAL LIABILITIES	52,355	48,329

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 24,965,512 and 24,450,757 shares issued and outstanding, respectively	3	3
Additional paid-in capital	254,965	246,927
Accumulated other comprehensive income	475	439
Accumulated deficit	(186,482)	(157,177)
TOTAL STOCKHOLDERS’ EQUITY	68,961	90,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,316	$138,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$16,182	$13,381	$47,490	$39,756
Cost of goods sold	1,630	1,221	4,744	3,451
Gross profit	14,552	12,160	42,746	36,305
Operating expenses:
Sales and marketing	16,443	10,605	48,985	31,890
Research and development	1,874	1,373	5,503	3,875
General and administrative	6,816	3,226	15,776	8,198
Total operating expenses	25,133	15,204	70,264	43,963
Loss from operations	(10,581)	(3,044)	(27,518)	(7,658)
Interest and other income (expense), net:
Interest income	612	69	2,051	199
Interest expense	(1,243)	(1,282)	(3,706)	(3,826)
Other expense, net	(94)	(535)	(132)	(855)
Net loss	$(11,306)	$(4,792)	$(29,305)	$(12,140)
Other comprehensive income (loss):
Changes in foreign currency translation	(4)	(4)	(11)	29
Unrealized gain (loss) on marketable securities	(37)	—	47	—
Comprehensive loss	$(11,347)	$(4,796)	$(29,269)	$(12,111)

Net loss per share, basic and diluted	$(0.46)	$(1.29)	$(1.19)	$(3.34)

Weighted-average number of common shares used to compute basic and diluted net loss per share	24,803,452	3,712,876	24,596,788	3,638,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	46,809	—	125	—	—	125
Stock-based compensation	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	66	—	—	66
Additional accrual of IPO related cost	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	(19)	—	(19)
Unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(9,345)	(9,345)
Balance as of March 31, 2019	24,497,566	3	248,829	445	(166,522)	82,755
Issuance of common stock upon exercise of stock options	137,185	—	442	—	—	442
Issuance of common stock related to employee stock purchase plan	99,086	—	1,263	—	—	1,263
Issuance of common stock upon vesting of restricted stock units	27,320	—	—	—	—	—
Stock-based compensation	—	—	1,814	—	—	1,814
Vesting of early exercised stock options	—	—	56	—	—	56
Foreign currency translation	—	—	—	12	—	12
Unrealized gain on marketable securities	—	—	—	59	—	59
Net loss	—	—	—	—	(8,654)	(8,654)
Balance as of June 30, 2019	24,761,157	3	252,404	516	(175,176)	77,747
Issuance of common stock upon exercise of stock options	175,070	—	611	—	—	611
Issuance of common stock upon vesting of restricted stock units	38,115	—	—	—	—	—
Repurchase of unvested early exercised stock options	(8,830)	—	—	—	—	—
Stock-based compensation	—	—	1,911	—	—	1,911
Vesting of early exercised stock options	—	—	39	—	—	39
Foreign currency translation	—	—	—	(4)	—	(4)
Unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(11,306)	(11,306)
Balance as of September 30, 2019	24,965,512	$3	$254,965	$475	$(186,482)	$68,961

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	11,871,578	$118,548	3,603,140	$1	$9,943	$402	$(139,724)	$(129,378)
Issuance of common stock upon exercise of stock options	—	—	4,207	—	18	—	—	18
Stock-based compensation	—	—	—	—	391	—	—	391
Vesting of early exercised stock options	—	—	—	—	20	—	—	20
Foreign currency translation	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(4,201)	(4,201)
Balance as of March 31, 2018	11,871,578	118,548	3,607,347	1	10,372	381	(143,925)	(133,171)
Issuance of common stock upon exercise of stock options	—	—	44,195	—	190	—	—	190
Issuance of common stock upon exercises of unvested stock options	—	—	55,726	—	—	—	—	—
Stock-based compensation	—	—	—	—	363	—	—	363
Vesting of early exercised stock options	—	—	—	—	8	—	—	8
Foreign currency translation	—	—	—	—	—	54	—	54
Net loss	—	—	—	—	—	—	(3,147)	(3,147)
Balance as of June 30, 2018	11,871,578	118,548	3,707,268	1	10,933	435	(147,072)	(135,703)
Issuance of common stock upon exercise of stock options	—	—	205,639	—	707	—	—	707
Stock-based compensation	—	—	—	—	327	—	—	327
Vesting of early exercised stock options	—	—	—	—	36	—	—	36
Foreign currency translation	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	(4,792)	(4,792)
Balance as of September 30, 2018	11,871,578	$118,548	3,912,907	$1	$12,003	$431	$(151,864)	$(139,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(29,305)	$(12,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,596	1,081
Depreciation and amortization	570	536
Accretion on marketable securities	(1,288)	—
Amortization of debt issuance costs	194	194
Change in fair value of redeemable convertible preferred stock warrants	—	681
Loss on sale and disposal of property and equipment	152	95
Changes in operating assets and liabilities:
Accounts receivable	(1,383)	354
Inventory	(1,575)	(458)
Prepaid expenses and other assets	394	495
Accounts payable	526	(884)
Accrued liabilities and other	3,525	1,844
Net cash used in operating activities	(22,594)	(8,202)
Cash flows from investing activities
Maturities of marketable securities	117,100	—
Purchases of marketable securities	(107,545)	—
Purchases of property and equipment	(1,639)	(777)
Net cash provided by (used in) investing activities	7,916	(777)
Cash flows from financing activities
Proceeds from the exercise of stock options	1,178	915
Proceeds from issuance of common stock under employee stock purchase plan	1,263	—
Repurchase of unvested early exercised stock options	(38)	—
Payments of public offering costs	(167)	(288)
Net cash provided by financing activities	2,236	627
Effect of exchange rate changes on cash and cash equivalents	(64)	(52)
Net decrease in cash and cash equivalents	(12,506)	(8,404)
Cash and cash equivalents at
Beginning of period	25,120	22,408
End of period	$12,614	$14,004

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$161	$64
Purchases of property and equipment included in accounts payable and accrued liabilities	$31	$35
Public offering costs included in accounts payable	$—	$865
The accompanying notes are an integral part of these condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of the most common types of sacroiliac joint disorders that cause lower back pain. The Company introduced its primary product, the iFuse Implant System, or iFuse, in 2009 in the United States, in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world.
Reverse Stock Split
In October 2018, the Company's board of directors and stockholders approved a 1-for-18 reverse stock split of the Company's common stock and redeemable convertible preferred stock, which was effected on October 4, 2018. The par value of the common stock and redeemable convertible preferred stock was not adjusted as a result of the reverse split. All issued and outstanding share and per share amounts of common stock, redeemable convertible preferred stock, stock options, and warrants included in the accompanying condensed consolidated financial statements have been adjusted to reflect this reverse stock split for all periods presented.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the consolidated financial statements include: fair value of assets and liabilities; analysis of the allowance for doubtful accounts; inventory valuation; valuation of deferred tax assets, including related valuation allowances; fair value of common stock and redeemable convertible preferred stock warrants; stock-based compensation; and useful lives of long lived assets. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these accounting policies.
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies. Those standards apply to companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company continues to be an emerging growth company for five years following the completion of the IPO, unless one of the following occurs: (i) if the Company's total annual gross revenues are $1.07 billion or more; or (ii) the Company has issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) the Company becomes a "large accelerated filer," as defined in Rule 12b-2 of the Exchange Act.
Segments
The chief operating decision makers for the Company are the Chief Executive Officer ("CEO") and Chief Operating Officer & Chief Financial Officer ("COO/CFO"). The CEO and the COO/CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. The table below summarizes the Company's revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$14,856	$12,216	$43,325	$35,672
International	1,326	1,165	4,165	4,084
	$16,182	$13,381	$47,490	$39,756
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
The Company will adopt this standard using the modified retrospective method effective for the year ending December 31, 2019, which will be first presented on the Company's Annual Report on Form 10-K for the year ended December 31, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company is not required to adopt the new revenue standard in the interim reporting periods for the year ending December 31, 2019, but rather for the fiscal year ending December 31, 2019 and then in the interim periods following the year of adoption. The Company also is not required, and intends not, to revise its 2019 interim periods which were and will be reported under ASC 605 in its fiscal year 2020 interim financial reporting. The Company is finalizing its assessment of the impact of adopting this new standard on its accounting policies and processes. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or other medical facilities, which represents majority of the Company's revenue, the Company expects to continue to recognize the revenue upon completion of the procedure and authorization by the customer. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company expects to continue to recognize the revenue upon shipments to the customers. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company expects to continue expensing all sales commissions as incurred.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018 for public companies and effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020 for private companies. Early adoption is permitted for any interim or annual financial statements not yet issued. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and anticipates adopting the standard for the fiscal year ending December 31, 2020.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The amendments to this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for public companies and are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years for private companies. The Company is currently evaluating the impact of this standard on its consolidated financial statements, but do not expect the standard will have a material impact on our consolidated financial statements.
Recently Adopted Accounting Standards
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This update clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This update is effective upon issuance. The Company does not expect the disclosure and presentation amendments included in this update, which are to be applied prospectively, to have a material impact on its consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). This update provides companies with the option to reclassify stranded tax effects caused by the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has adopted this standard effective January 1, 2019, and the adoption did not have any material impact on the Company’s consolidated financial statements.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Marketable Securities

All of the Company's marketable securities were available-for-sale and were classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original maturity or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original maturity or remaining maturity is greater than twelve months.

The table below summarizes the marketable securities as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,956	$—	$—	$8,956
Cash equivalents	8,956	—	—	8,956

U.S. treasury securities	74,881	41	(12)	74,910
Corporate bonds	8,693	6	—	8,699
Short-term investments	83,574	47	(12)	83,609

Corporate bonds	5,251	22	—	5,273
Long-term investments	5,251	22	—	5,273
Total marketable securities	$97,781	$69	$(12)	$97,838

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
U.S. treasury securities	$1,000	$—	$—	$1,000
Commercial paper	6,635	—	—	6,635
Money market funds	15,223	—	—	15,223
Cash equivalents	22,858	—	—	22,858

U.S. treasury securities	65,491	2	(4)	65,489
Corporate bonds	19,708	15	(3)	19,720
Commercial paper	11,894	—	—	11,894
Short-term investments	97,093	17	(7)	97,103
Total marketable securities	$119,951	$17	$(7)	$119,961
The maturities of the long-term investments outstanding as of September 30, 2019 range from 13 to 14 months. Unrealized gains and losses on marketable securities are recorded in accumulated other comprehensive loss.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Fair Value Measurement
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. There were no other financial assets or liabilities that required fair value hierarchy measurements and disclosures for the periods presented.
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds[1]	$8,956	$—	$—	$8,956
U.S. treasury securities	74,910	—	—	74,910
Corporate bonds	—	13,972	—	13,972
Total marketable securities	$83,866	$13,972	$—	$97,838

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds[1]	$15,223	$—	$—	$15,223
U.S. treasury securities	66,489	—	—	66,489
Corporate bonds	—	19,720	—	19,720
Commercial paper	—	18,529	—	18,529
Total marketable securities	$81,712	$38,249	$—	$119,961

[1] Included in cash and cash equivalents on the condensed consolidated balance sheets.
5. Balance Sheet Components
Inventory
As of September 30, 2019 and December 31, 2018, inventory consisted entirely of finished goods.
Property and Equipment, net:

	September 30, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$4,175	$3,785
Construction in progress	1,297	730
Computer and office equipment	561	407
Leasehold improvements	497	448
Furniture and fixtures	154	148
	6,684	5,518
Less: Accumulated depreciation and amortization	(3,659)	(3,364)
	$3,025	$2,154

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Depreciation expense was $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively and $0.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.
Accrued Liabilities and Other:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued compensation and related expenses	$6,097	$5,425
Accrued litigation expense	2,500	—
Accrued professional services	730	583
Sales tax payable	346	388
Liability for early exercise of unvested stock options	133	331
Others	405	133
	$10,211	$6,860

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
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended September 30, 2019 and 2018, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The table below summarizes aggregate future minimum lease payments under all leases as of September 30, 2019:

Year ending December 31,	(in thousands)
2019 (remaining three months)	$295
2020	1,071
2021	958
2022	884
2023	831
Thereafter	1,178
$5,217
Purchase Commitments and Obligations
The Company has certain purchase commitments related to inventory used in normal course of business. These commitments amounted to $0.3 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. The amounts paid under these arrangements may be less in the event that the arrangement is renegotiated or canceled.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company records a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Legal Proceedings

On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the United States District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and putative classes of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. On August 5, 2019, the District Court denied the Company’s motion to dismiss the case. The Company believes that it has meritorious defenses and intends to continue to defend itself in the action.

Litigation of this kind is often resolved through mediation and settlement. If this lawsuit is resolved through a negotiated settlement, the Company believes that a loss associated with resolution of the pending claim is probable. The Company has accrued litigation expense of $2.5 million during the three months ended September 30, 2019 within general and administrative expenses in the condensed consolidated financial statements. The accrual reflects the estimable and probable costs that the Company may incur concerning the mediation activities and settlement negotiations between the Company and the named plaintiff. The Company continues to evaluate its defenses based on its internal review and investigation, new information and future circumstances. Final disposition of the lawsuit, whether through settlement or through trial, may result in a loss in excess of the aggregate recorded amount. However, a range of reasonably possible excess losses is not estimable at this time.
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
7. Borrowings
The Company had $39.2 million and $39.0 million of outstanding debt, net of debt issuance costs, as of September 30, 2019 and December 31, 2018, respectively. The outstanding debt is related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The total debt issuance costs of $1.3 million were recorded as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet, and are being amortized over the period of the term loan using the effective interest method to interest expense in the consolidated statement of operations. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022, and is classified as long-term borrowings on the consolidated balance sheet. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee equal to the remaining interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan requires the Company to maintain a minimum cash balance of $5.0 million and beginning with the three months ended March 31, 2019, the Company is required to meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets as discussed in detail in Note 7 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K filed with the SEC on March 14, 2019. The loan is a senior obligation secured with a blanket first lien on the assets of the Company. The effective interest rate for the three months ended September 30, 2019 and 2018 was 12.4% and for the nine months ended September 30, 2019 and 2018 was 12.3%. The Company was in compliance with all debt covenants as of September 30, 2019.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes annual future minimum principal payments under the loan agreement as of September 30, 2019:

Year ending December 31,	(in thousands)
2019 (remaining three months)	$—
2020	4,444
2021	17,778
2022	17,778
Total future minimum payments	40,000
Less: Amount representing debt issuance costs	(842)
Long-term borrowings	$39,158
8. Warrants

The table below summarizes common stock warrants issued and outstanding at both September 30, 2019 and December 31, 2018:

Date			Number of Shares Underlying Warrants	Price per Share	Fair Value (in thousands)
Issuance	Expiration
3/1/2017	3/1/2027	[a]	1,388	$5.94	$5	[b]
7/19/2013	7/22/2023	[a]	32,983	9.10	122	[b]
11/26/2014	11/26/2024	[a]	6,680	16.47	49	[b]
10/20/2015	10/20/2025	[a]	41,650	16.47	396	[c]
11/9/2015	11/9/2025	[a]	25,709	16.47	244	[c]
12/22/2016	12/22/2026	[a]	9,712	10.03	45	[c]
			118,122		$861

[a] Common stock warrants will remain outstanding until the earlier of the expiration date or the date exercised by the holder.
[b] Fair value at the date of issuance.
[c] Fair value at the date of conversion from redeemable convertible preferred stock to common stock warrants in conjunction with the IPO on October 16, 2018.
9. Stock-Based Incentive Compensation Plans
2018 Equity Incentive Plan

In October 2018, the Company adopted the 2018 Equity Incentive Plan (the "2018 EIP"). The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 1,222,538 shares. The Company filed a Registration Statement on Form S-8 on March 22, 2019 to register these additional shares reserved for issuance under the 2018 EIP. As of September 30, 2019, a total of 2,569,444 shares of common stock are available for future grants under the 2018 EIP.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2018	2,641,198	$4.27
Granted	638,983	20.89
Exercised	(359,200)	3.29
Canceled and forfeited	(96,496)	9.36
Outstanding as of September 30, 2019	2,824,485	7.98
As of September 30, 2019, there was $6.3 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 2.7 years.

The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value of the stock options granted during the respective periods using the Black-Scholes option-pricing model:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
Weighted average grant date fair value per share	$5.43			$3.48			$9.78			$2.47
Expected term (years)	5.0	to	7.0	5.3	to	7.0	5.0	to	7.0	5.0	to	7.0
Expected volatility	46.62%	to	47.25%	41.00%	to	44.00%	41.68%	to	47.25%	41.00%	to	46.00%
Risk-free interest rate	1.32%	to	1.39%	2.74%	to	2.80%	1.32%	to	2.59%	2.35%	to	2.93%
Dividend yield	—%			—%			—%			—%

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of September 30, 2019 and December 31, 2018, the Company had a total of 29,268 and 74,019 shares of common stock, respectively, subject to repurchase under the 2008 Stock Option Plan and $0.1 million and $0.3 million, respectively, of associated liabilities for the repurchase.
Restricted Stock Units
The table below summarizes restricted stock units activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	53,436	$11.69
Granted	607,585	20.30
Vested	(65,435)	20.74
Canceled and forfeited	(30,156)	19.45
Outstanding as of September 30, 2019	565,430	19.48

As of September 30, 2019, there was a total unrecognized compensation cost of $8.9 million related to the restricted stock units granted. These costs are expected to be recognized over a period of approximately 3.3 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee Stock Purchase Plan
Under the Company's 2018 Employee Stock Purchase Plan (the "ESPP") adopted in October 2018, the Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 515,307 shares of common stock originally reserved for issuance under the ESPP. On March 22, 2019, the Company filed a Registration Statement on Form S-8 to register 244,507 additional shares of common stock for issuance under the ESPP. As of September 30, 2019 and December 31, 2018, total accumulated ESPP related employee payroll deductions amounted to $0.7 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.6 million, respectively, of stock-based compensation expense related to ESPP. As of September 30, 2019, the unrecognized compensation cost for the ESPP was $0.1 million.

The Company estimated the fair value of ESPP purchase rights during the offer period which commenced in May 2019 and ends in November 2019, using a Black-Scholes option pricing model with the following assumptions:

Nine Months Ended
September 30, 2019
Expected term (years)	0.50
Expected volatility	58.35%
Risk-free interest rate	2.49%
Dividend yield	—%
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$57	$5	$163	$17
Sales and marketing	807	110	2,481	350
Research and development	144	30	364	101
General and administrative	903	183	2,588	613
	$1,911	$328	$5,596	$1,081

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Net Loss Per Share of Common Stock
Basic and Diluted Net Loss per Share
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
	(in thousands, except share and per share data)
Net loss	$(11,306)	$(4,792)		$(29,305)	$(12,140)

Weighted-average shares used to compute basic and diluted net loss per share	24,803,452	3,712,876	*	24,596,788	3,638,905	*

Net loss per share, basic and diluted	$(0.46)	$(1.29)	*	$(1.19)	$(3.34)	*

* Calculated based on the 1-for-18 reverse stock split effected October 4, 2018.
Because the Company has reported a net loss in all periods presented, outstanding stock options, restricted stock units, shares subject to repurchase, ESPP purchase rights, common stock warrants, shares of redeemable convertible preferred stock and redeemable convertible preferred stock warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for the periods presented. The following anti-dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	2,824,485	2,711,667	2,824,485	2,711,667
Restricted stock units	565,430	—	565,430	—
Shares subject to repurchase	29,268	78,757	29,268	78,757
ESPP purchase rights	72,679	—	72,679	—
Redeemable convertible preferred stock	—	12,066,654	—	12,066,654
Redeemable convertible preferred stock warrants	—	160,657	—	160,657
Common stock warrants	118,122	124,326	118,122	124,326
	3,609,984	15,142,061	3,609,984	15,142,061

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 14, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company that has pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, more than 42,000 procedures have been performed by over 2,000 surgeons in the United States and 33 other countries. Published clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. We believe iFuse is currently the market leading implantable device used in minimally invasive surgical fusions of the sacroiliac joint in the United States.
The two sacroiliac joints are the largest joints in the body and connect the sacrum, near the base of the spine, to the iliac bones, the two major bones of the pelvis. The iFuse system includes a series of patented triangular implants, the instruments we have developed to enable the procedure, as well as the diagnostic and surgical techniques we have developed to enable physicians to perform the procedure. We introduced our second generation implant, the iFuse-3D, in 2017. In April 2019, we received clearance from the U.S. Food and Drug Administration ("FDA") to promote our iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. We market our products with a direct sales force and a number of distributors in the United States, and with a combination of a direct sales force and distributors in other countries.
We have incurred net losses since our inception in 2008. We had net losses of $29.3 million for the nine months ended September 30, 2019 and $17.5 million and $23.0 million for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, we had an accumulated deficit of $186.5 million. To date, we have financed our operations primarily through an initial public offering, private placements of equity securities, certain debt-related financing arrangements, and sales of our products. We have devoted substantially all of our resources to research and development of our products, reimbursement-related initiatives, sales and marketing activities, and clinical, quality assurance, and regulatory matters for our products.
In October 2018, we completed our initial public offering ("IPO"), by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses payable by us.
Factors Affecting Results of Operations
Coverage and Reimbursement
Prior to our launch of iFuse in 2009, Medicare and most private insurance companies reimbursed surgeons routinely for sacroiliac joint fusions, which were primarily invasive. However, effective July 1, 2013, the American Medical Association's ("AMA") Current Procedural Terminology ("CPT") Editorial Panel effectively restricted reimbursement for minimally invasive sacroiliac joint fusion because they considered the published clinical evidence at the time to be inadequate.
Subsequently, as a result of the growing number of published clinical studies demonstrating the effectiveness and safety of iFuse, along with the support of several professional medical specialty societies and leading academic surgeons, the AMA's CPT Editorial Panel established a new medical code used to report minimally invasive sacroiliac joint fusion surgery, effective January 1, 2015. However, the new code did not immediately lead to positive coverage decisions by payors-in many cases, as the payors wanted additional published evidence before deciding to cover the procedure. As a result, positive reimbursement decisions covering the procedure have occurred over the last few years, and some payors are still in the process of making decisions based on the most recent evidence.
Coverage decisions for this procedure are made independently by each private insurance company and each of the seven regional Medicare Administrative Contractors that help manage Medicare. The process of obtaining coverage is laborious. As of the end of the second quarter of 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering.

In 2018, more private payors began covering iFuse based upon our clinical evidence. As of September 30, 2019, U.S. payors covering 268 million lives, including private payors covering 133 million lives, regularly reimbursed for the iFuse procedure. Fifty of the largest 65 U.S. private payors that we track had positive coverage policies for the procedure, were consistently covering the procedure, or had announced coming future coverage. Of these 50 U.S. private payors, 32 have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Twenty-six of these exclusive coverage policies have published since January 2018, which we believe has contributed to our recent sales growth.
There are a number of large and small private payors, including Aetna, Cigna, Humana, and Anthem, that do not have positive coverage policies for the procedure. In the most recent review cycle, all four of these large payors continued their experimental policies. These non-covering payors reevaluate coverage annually based upon the most recently published clinical data. There can be no assurance they will reach positive coverage decisions in the future.
Medical Affairs and Education
Our medical affairs team focuses on both internal and external education. Internally, specialized medical knowledge and practical experience with iFuse are used to help train our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical experience allow us to create and execute a wide variety of programs to train the relevant external medical community, to assist them in identifying and diagnosing patients with sacroiliac joint dysfunction and in performing the iFuse procedure. Our medical affairs team is led by a board-certified fellowship trained orthopedic spine surgeon. As of September 30, 2019, our U.S. consultant faculty consisted of 97 surgeons, 26 pain management physicians, 20 nurse practitioners/physician’s assistants, and 100 physical therapists. These third-party healthcare professional consultants educate other surgeons, physician’s assistants, nurses, physical therapists, and other healthcare professionals regarding sacroiliac joint diagnosis and the iFuse procedure.
Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since its introduction, over 2,000 surgeons around the world have been trained and treated patients with iFuse. We also have a large number of educational programs for the broader medical community including primary care physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists, pain management physicians, and chiropractors. Our medical affairs programs focus on working with leading spine surgeons to educate other surgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical societies to raise the awareness of and the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.
Our Sales Force
We market and sell iFuse primarily through a direct sales force and a number of third-party distributors. Our target customer base includes approximately 7,500 U.S. surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States consists of ten sales regions. In each region there are a number of territory sales managers who act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. As of September 30, 2019, our U.S. sales force consisted of 53 territory sales managers directly employed by us, and 34 third-party sales representatives.
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
As of September 30, 2019, we had 38 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), the United Kingdom (2015) and France (2019). As of September 30, 2019, our international sales force consisted of 19 sales representatives directly employed by us and 28 exclusive third-party distributors, which together had sales in 34 countries through September 30, 2019. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the United States, working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of September 30, 2019, beyond Europe and the United States, surgeons had performed iFuse procedures in Australia, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudi Arabia, Taiwan and Turkey.

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
Results of Operations
We operate as one operating and reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$16,182	100%	$13,381	100%	$47,490	100%	$39,756	100%
Cost of goods sold	1,630	10%	1,221	9%	4,744	10%	3,451	9%
Gross profit	14,552	90%	12,160	91%	42,746	90%	36,305	91%
Operating expenses:
Sales and marketing	16,443	102%	10,605	79%	48,985	103%	31,890	80%
Research and development	1,874	12%	1,373	10%	5,503	12%	3,875	10%
General and administrative	6,816	42%	3,226	24%	15,776	33%	8,198	21%
Total operating expenses	25,133	156%	15,204	113%	70,264	148%	43,963	111%
Loss from operations	(10,581)	(66)%	(3,044)	(22)%	(27,518)	(58)%	(7,658)	(20)%
Interest and other income (expense), net:
Interest income	612	4%	69	1%	2,051	4%	199	1%
Interest expense	(1,243)	(8)%	(1,282)	(10)%	(3,706)	(8)%	(3,826)	(10)%
Other income (expense), net	(94)	(1)%	(535)	(4)%	(132)	—%	(855)	(2)%
Net loss	$(11,306)	(71)%	$(4,792)	(35)%	$(29,305)	(62)%	$(12,140)	(31)%

We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. No single country outside the United States accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$14,856	92%	$12,216	91%	$43,325	91%	$35,672	90%
International	1,326	8%	1,165	9%	4,165	9%	4,084	10%
	$16,182	100%	$13,381	100%	$47,490	100%	$39,756	100%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$16,182	$13,381	$2,801	21%
Cost of goods sold	1,630	1,221	409	33%
Gross profit	$14,552	$12,160	$2,392	20%
Gross margin	89.9%	90.9%

Revenue. Revenue increased $2.8 million or 21%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $2.6 million as a result of growth in domestic case volumes. U.S. case volumes increased from higher sales force productivity, higher numbers of sales personnel, and more active surgeons due to improving U.S. reimbursement coverage. Our international sales increased by $0.2 million mainly as a result of growth in international case volumes.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $0.4 million, or 33%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase in cost of goods sold was primarily due to higher sales volume and implant costs. Higher net revenue resulted in increased gross profit of $2.4 million, or 20%. Gross margin decreased to 89.9% for the three months ended September 30, 2019 as compared to 90.9% for the three months ended September 30, 2018 due to an increase in personnel in operations to support the growth of the business.

Operating Expenses:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$16,443	$10,605	$5,838	55%
Research and development	1,874	1,373	501	36%
General and administrative	6,816	3,226	3,590	111%
Total operating expenses	$25,133	$15,204	$9,929	65%
Sales and Marketing Expenses. Sales and marketing expenses increased $5.8 million, or 55%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $2.1 million in salaries and other employee related costs, $0.8 million in travel expense and $0.4 million in facilities and other related expenses as a result of an increase in headcount to further expand our sales and marketing department, $1.4 million in commissions from increased sales, $0.7 million in stock-based compensation expense from the increase in headcount and issuance of stock grants with higher market value, and $0.4 million in training, advertising and marketing costs from continued commercialization of our current and future products and continued investment in our global sales organization.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 36%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to an increase of $0.2 million in salaries and other employee related costs, $0.1 million in stock-based compensation expense, and $0.2 million in facilities and other related expenses from increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $3.6 million, or 111%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily due to $2.5 million accrued litigation expense, $0.7 million in stock-based compensation expense as a result of the increase in headcount and issuance of stock grants with higher market value, $0.3 million in consulting and professional services from additional regulatory and other compliance services required for a public company, and $0.1 million in facilities and other related expenses from expansion of our general and administrative department.
Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$612	$69	$543	787%
Interest expense	(1,243)	(1,282)	39	(3)%
Other income (expense), net	(94)	(535)	441	(82)%
Total interest and other expense, net	$(725)	$(1,748)	$1,023	(59)%
Interest Income. Interest income increased by $0.5 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, due to an increase from investments of excess cash in marketable securities.
Interest Expense. Interest expense remained relatively unchanged for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and relates to our outstanding debt.
Other Income (Expense), Net. Other income, net decreased by $0.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 mainly due to the change in fair value of preferred stock warrant liability of $0.5 million recognized in the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$47,490	$39,756	$7,734	19%
Cost of goods sold	4,744	3,451	1,293	37%
Gross profit	$42,746	$36,305	$6,441	18%
Gross margin	90.0%	91.3%

Revenue. Revenue increased $7.7 million or 19%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $7.7 million as a result of growth in domestic case volumes. U.S. case volumes increased from higher sales force productivity, higher numbers of sales personnel, and more active surgeons due to improving U.S. reimbursement coverage. Our international sales increased by $0.1 million mainly as a result of growth in international case volumes.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $1.3 million, or 37%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in cost of goods sold was primarily due to higher sales volume and implant costs. Higher net revenue resulted in increased gross profit of $6.4 million, or 18%. Gross margin decreased to 90.0% for the nine months ended September 30, 2019 as compared to 91.3% for the nine months ended September 30, 2018 due to an increase in personnel in operations to support the growth of the business.

Operating Expenses:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$48,985	$31,890	$17,095	54%
Research and development	5,503	3,875	1,628	42%
General and administrative	15,776	8,198	7,578	92%
Total operating expenses	$70,264	$43,963	$26,301	60%
Sales and Marketing Expenses. Sales and marketing expenses increased $17.1 million, or 54%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $6.0 million in salaries and other employee related costs, $2.1 million in travel expense and $1.3 million in facilities and other related expenses as a result of an increase in headcount to further expand our sales and marketing department, $3.4 million in commissions due to increased sales, $2.1 million in stock-based compensation expense due to increase in headcount and issuance of stock grants with higher market value, and $2.2 million in training, advertising and marketing costs due to continued commercialization of our current and future products and continued investment in our global sales organization.
Research and Development Expenses. Research and development expenses increased $1.6 million, or 42%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to an increase of $0.7 million in salaries and other employee related costs, $0.3 million in stock-based compensation expense, and $0.7 million in facilities and other related expenses from increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $7.6 million, or 92%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to $2.5 million accrued litigation expense, $0.7 million in salaries and employee related costs due to increase in headcount, $2.0 million in stock-based compensation from an increase in headcount and issuance of stock grants with higher market value, $1.5 million in consulting and professional services due to additional regulatory and other compliance services required for a public company, and $0.9 million in facilities and other expenses due to expansion of our general and administrative department.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,051	$199	$1,852	931%
Interest expense	(3,706)	(3,826)	120	(3)%
Other expense, net	(132)	(855)	723	(85)%
Total interest and other expense, net	$(1,787)	$(4,482)	$2,695	(60)%
Interest Income. Interest income increased $1.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to an increase from investments of excess cash in marketable securities.
Interest Expense. Interest expense remained relatively unchanged for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 and relates to our outstanding debt.
Other Expense, Net. Other expense, net, decreased by $0.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the change in fair value of preferred stock warrant liability of $0.7 million recognized in the nine months ended September 30, 2018.

Liquidity and Capital Resources
As of September 30, 2019, we had cash and marketable securities of $101.5 million compared to $122.2 million as of December 31, 2018. We have financed our operations through our initial public offering, debt financing arrangements, and the sale of our products. As of September 30, 2019 and December 31, 2018, we had $39.2 million and $39.0 million principal amount of outstanding debt, net of debt issuance costs, respectively.
As of September 30, 2019, we had an accumulated deficit of $186.5 million. During the nine months ended September 30, 2019, we incurred a net loss of $29.3 million. During the years ended December 31, 2018 and 2017, we incurred a net loss of $17.5 million and $23.0 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. The debt covenants associated with our current debt agreement require us to maintain a minimum cash balance and meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets as discussed in detail below. If we do not comply with these covenants, the debt could immediately become due.
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
Beginning this year, we are required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. We need to meet one or the other, but not both. If we do not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The remaining minimum net sales and trailing 12-month consolidated EBITDA targets are as follows:

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
	(in thousands)
December 31, 2019	56,000	or	—
March 31, 2020	57,500	or	1,000
June 30, 2020	58,500	or	2,000
thereafter, as applicable	60,000	or	3,000
As of September 30, 2019 and December 31, 2018, we were in compliance with all of our debt obligations and covenants.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business as of September 30, 2019 compared to our contractual obligations and commitments as of December 31, 2018 as reported in tabular format in our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Net cash provided by (used in):	(in thousands, except for percentages)
Operating activities	$(22,594)	$(8,202)	$(14,392)	175%
Investing activities	7,916	(777)	8,693	(1119)%
Financing activities	2,236	627	1,609	257%
Effects of exchange rate changes on cash and cash equivalents	(64)	(52)	(12)	23%
Net decrease in cash and cash equivalents	$(12,506)	$(8,404)	$(4,102)

Cash Used in Operating Activities
Net cash used in operating activities increased $14.4 million, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The increase was primarily due to an increase of $17.2 million in our net loss, partially offset by an increase of $2.6 million in non-cash charges. The increase in net loss resulted from higher operating expenses from expansion of the business, partially offset by higher revenue. The increase in non-cash charges was mainly due to an increase in stock-based compensation expense, partially offset by accretion of our marketable securities. Changes in operating assets and liabilities increased cash by $0.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increases in accounts payable, accrued expenses and other liabilities due to timing of payments, which were partially offset by increases in inventories and accounts receivable as a result of increased case volumes and growth of the business.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2019 was $7.9 million compared to net cash used in investing activities of $0.8 million in the nine months ended September 30, 2018. Cash provided by investing activities for the nine months ended September 30, 2019 consisted of maturities of our marketable securities of $117.1 million, partially offset by purchases of marketable securities of $107.5 million and purchases of property and equipment of $1.6 million. Net cash used in investing activities for the nine months ended September 30, 2018 consisted of purchases of property and equipment.
Cash Provided by Financing Activities
Cash provided by financing activities increased $1.6 million, from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2019 primarily consisted of proceeds received from the issuance of shares of common stock under our employee stock purchase plan of $1.3 million and proceeds received from exercises of stock options of $1.2 million, partially offset by payments for public company offering costs of $0.2 million. Cash provided by financing activities for the nine months ended September 30, 2018 consisted of proceeds from exercises of stock options of $0.9 million, partially offset by payments for public company offering costs of $0.3 million.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company," we are not required to provide the information required by this Item.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurances level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

For information regarding legal proceedings, refer to Legal Proceedings in “Note 6 - Commitments and Contingencies” in the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited), which information is incorporated by reference here.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and our stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For the nine months ended September 30, 2019, we had net loss of $29.3 million. For the years ended December 31, 2018 and 2017, we had net losses of $17.5 million and $23.0 million, respectively. As of September 30, 2019, we had an accumulated deficit of $186.5 million. To date, we have financed our operations primarily through the proceeds of our initial public offering of our common stock, or IPO, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.

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
Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, continue to deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. For example, our sales decreased significantly after minimally invasive sacroiliac joint fusion was assigned to a Category III CPT code effective July 1, 2013. After implementation of this Category III CPT Code, surgeons were no longer able to consistently obtain reimbursement for procedures performed using our products. However, effective January 1, 2015, minimally invasive sacroiliac joint fusion was assigned to a Category I CPT Code.
Many private payors refer to coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services ("CMS"), which administers the Medicare program, as guidelines for setting their coverage and reimbursement policies. By December 31, 2016, all Medicare Administrative Contractors were regularly reimbursing for minimally invasive sacroiliac joint fusion. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. Private commercial payors have been slower to adopt positive coverage policies for minimally invasive sacroiliac joint fusion, and many private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by CMS or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products.
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
The national average Medicare payment per procedure to hospital outpatient departments was $14,704 effective January 1, 2017. Effective January 1, 2019, the national average Medicare payment to hospital outpatient departments is $15,402 and the Medicare payment to an ambulatory surgical center for a sacroiliac joint fusion is $12,481. Effective January 1, 2020, the national average Medicare payment to hospital outpatient departments will be $15,944 and the Medicare payment to an ambulatory surgical center for a sacroiliac joint fusion will be $12,981. We believe that payments to facilities are generally adequate for these facilities to offer the iFuse procedure. However, there can be no guarantee that these facility fee payments will not decline in the future. The number of iFuse procedures performed and the prices paid for our implants may in the future decline if payments to facilities for minimally invasive sacroiliac joint fusions decline.
Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Prior to reassignment of minimally invasive sacroiliac joint fusion to a Category III CPT Code, the national average Medicare physician fee schedule payment to surgeons for CPT codes commonly used to submit claims for reimbursement for the iFuse procedure was approximately $1,000 and the procedure was commonly covered by both government and private commercial payors in the United States. The national average Medicare payment for the Category I CPT code effective on January 1, 2016 was $718 and was increased to $720 effective January 1, 2019. Effective January 1, 2020, the average Medicare payment for the Category I CPT code will be $915. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.
We believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing minimally invasive sacroiliac joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore impede the growth of our revenues or cause them to decline.
{{
If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of September 30, 2019, 32 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

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
Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. These pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices and other products intended to treat the sacroiliac joint. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to convince potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

Surgeons and payors may not find our clinical evidence to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than initially anticipated.
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act ("FDCA"), or are exempt from premarket review. Those marketed in the European Union ("EU"), have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the FDA requires us to document that our product is “substantially equivalent” to another 510(k)-cleared products. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval, ("PMA"), and does not usually require pre-clinical or clinical studies. Additionally, to date, we have not been required to complete clinical studies in connection with the sale of our products outside the United States. As a result, while there are a number of published studies relating to iFuse and minimally invasive sacroiliac joint surgery that support the safety and effectiveness of our products and the benefits they offer, our clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension, or withdrawal of FDA clearance, and suspension, variation, or withdrawal of our CE Certificates of Conformity, significant legal liability or harm to our business reputation, which could have a material adverse effect on our results or operations and financial condition. Similar risks apply to product approvals and registrations in other countries outside the United States and the EU as well.

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
Physician-owned distributorships ("POD"), are medical device distributors that are owned, directly or indirectly, by physicians. These physicians profit from selling or arranging the sale of medical devices for use in procedures they perform on their own patients at hospitals that purchase the devices from the POD. We currently do not engage with PODs. The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
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

In the United States, we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area ("EEA"), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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
In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint in connection with a thoracolumbar fusion procedure. To date, clinical experience with the iFuse Bedrock technique is limited and we have yet to complete a clinical trial to evaluate the iFuse Bedrock technique. Surgeons do not know if the addition of iFuse implants to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with iFuse Bedrock is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.

If we are unable to maintain and expand our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of September 30, 2019, our U.S. sales force consisted of 53 sales representatives directly employed by us, and 34 third-party sales representatives. As of September 30, 2019, our international sales force consisted of 19 sales representatives directly employed by us and 28 exclusive third-party distributors, which together have had sales in 34 countries through September 30, 2019. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
We were formed in 2008. Accordingly, we have a limited operating history upon which to base an evaluation of our business and prospects. In assessing our prospects, investors must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly companies engaged in the development and sales of medical devices. These risks include our inability to:

•	increase coverage by third-party, private, and government payors;

•	establish and increase awareness of our brand and strengthen customer loyalty;

•	obtain domestic and international regulatory clearances or approvals, and CE Certificates of Conformity to commercialize new products and enhance our existing products;

•	manage rapidly changing and expanding operations;

•	grow our direct sales force and increase the number of our third-party distributors to expand sales of our products in the United States and in targeted international markets;

•	implement and successfully execute our business and marketing strategy;

•	respond effectively to competitive pressures and developments;

•	continue to develop and enhance our products and product candidates;

•	expand our presence and commence operations in international markets;

•	perform clinical research and trials on our existing products and current and future product candidates; and

•	attract and retain qualified personnel.
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

The size and future growth in the market for iFuse has not been established with precision and may be smaller than we estimate, possibly materially. In addition, we estimate cost savings to the economy and healthcare system as a result of the iFuse procedure based on our market research. If our estimates and projections overestimate the size of this market or these benefits and cost savings, our sales growth may be adversely affected.
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
Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import, and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), and the United Kingdom Bribery Act ("UKBA"), anti-boycott laws, anti-money laundering laws, and regulations relating to economic sanctions imposed by the United States, including the Office of Foreign Asset Control of the U.S. Treasury. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
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
Before we can market or sell a new regulated product or make a significant modification to an existing product in the United States, with very limited exception, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a PMA application from the FDA for a Class III device. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining domestic and international regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
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

•
the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments or other “transfers of value” made to physicians and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
There are a number of state, federal, and international laws protecting the privacy and security of health information and personal data. These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny of companies’ data practices and escalating levels of enforcement and sanctions. As part of the American Recovery and Reinvestment Act 2009 ("ARRA"), Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act ("HIPAA"). HIPAA imposes certain requirements regarding the privacy, security, use, and disclosure of an individual’s protected health information ("PHI"), by certain health care providers, health care clearinghouses, and health insurance plans, collectively referred to as “covered entities,” and their “business associates,” or subcontractors who provide services to covered entities that involve the creation, use, maintenance, or disclosure of PHI. ARRA included significant increases in the penalties for improper use or disclosure of an individual’s PHI under HIPAA and extended enforcement authority to state attorneys general. The amendments also created notification requirements applicable to covered entities and business associates in certain cases when PHI in their control has been inappropriately accessed or disclosed. In the case of a breach of unsecured PHI, covered entities may be required to provide notification to individuals affected by the breach, federal regulators, and, in some cases, local and national media. In addition to HIPAA, most states have laws requiring notification of affected individuals and state regulators in the event of a breach of “personal information,” which is a broader class of information than the PHI protected by HIPAA. Certain states also have data privacy requirements applicable to individually identifiable health information. Privacy laws in different states may contain different requirements, and such laws may not be pre-empted by HIPAA, which could complicate our efforts to comply.
In addition, even when HIPAA does not apply, according to the Federal Trade Commission ("FTC"), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.
Many states, foreign countries and other governmental bodies, including California, the EU, Australia, and other relevant jurisdictions, have laws and regulations concerning the collection and use of personal or sensitive data obtained from their residents or by businesses operating within their jurisdiction. For example, the European Commission recently adopted the General Data Protection Regulation ("GDPR"), effective on May 25, 2018, that superseded current EU data protection legislation, imposed more stringent EU data protection requirements and provides for greater penalties for noncompliance. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use “personal data,” or any information relating to an identified or identifiable natural person, in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and substantial new obligations on services providers. Non-compliance with the GDPR can trigger steep fines of up to €20 million or 4% of total worldwide annual revenues, whichever is higher. Given the breadth and depth of changes in data protection obligations, achieving and maintaining GDPR compliance will require considerable time and resources.

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
In June 2018, California enacted the California Consumer Privacy Act ("CCPA"). The CCPA, which takes effect on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach.  These remedies are expected to increase data breach litigation.  The California Attorney General, who is charged with interpreting and enforcing the law, has not yet promulgated final implementing regulations, and considerable uncertainty as to how the law will be implemented and enforced remains. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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
Any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA, our Notified Body and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations ("QSR"), and International Standards Organization, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity.
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
The FDA inspected our facilities in May 2014. As a result, we received a Notice of Inspectional Observations, or Form 483, with three observations that have since been addressed with a corrective and preventative action plan. We responded to the Agency in writing and the matter was closed as of October 2014 through the issuance of an Establishment Inspection Report. To date, the FDA has not taken any further action with respect to the May 2014 inspection or its findings. The FDA inspected our facilities again in December 2016 and no findings were noted.
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
In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions ("FSCAs"), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices.
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

Another example can be found in the EEA. On September 26, 2012, the European Commission adopted a package of legislative proposals designed to replace the existing regulatory framework for medical devices in the EEA. These proposals are intended to strengthen the medical devices rules in the EEA. On May 25, 2017, the new Medical Devices Regulation (2017/745 or "MDR") entered into force. Following its entry into application on May 26, 2020, the MDR will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the EU MDR repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA Member States and are intended to eliminate current differences in regulation of medical devices among EEA Member States. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. The MDR will only become applicable in May 2020, three years after its first publication.  The In Vitro Diagnostic Medical Devices Regulation also was adopted by the Parliament and the Council and will be applicable in May 2022. These regulations will substantially impact medical devices manufacturers. Examples of the changes which will be introduced by these regulations include the following:

•	additional scrutiny during the conformity assessment procedure for high risk medical devices;

•	strengthening of the clinical data requirements related to medical devices;

•	strengthening of the designation and monitoring processes governing notified bodies;

•	the obligation for manufacturers and authorized representative to have a person responsible for regulatory compliance continuously at their disposal;

•	authorized representatives would be held legally responsible and liable for defective products placed on the EU market;

•	increased traceability of medical devices following the introduction of a Unique Device Identification ("UDI"), system;

•	new rules governing the reprocessing of medical devices; and

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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture, and sale of surgical devices. Sacroiliac joint and other orthopedic spine surgeries involve significant risk of serious complications, including bleeding, nerve injury, paralysis, and even death. In addition, if longer-term patient results and experience indicates that our products or any component of a product cause tissue damage, motor impairment, or other adverse effects, we could be subject to significant liability. Surgeons may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts, or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.
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

Brexit has created significant uncertainty concerning the terms of the UK withdrawal from the EU and the future relationship between the UK and the EU. On October 28, 2019, the EU granted the U.K. a further extension to the Brexit date until January 31, 2020. Under the terms of the extension, the Brexit date may be earlier than January 31, 2020, if a formal withdrawal agreement is ratified by the UK Parliament. In addition, the U.K. will hold a general election on December 12, 2019. Until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on which terms a withdrawal agreement with the EU will be agreed, if at all. Both the EU and the UK are continuing to prepare for a “no deal” scenario in which the UK will leave the EU as a “third country” without the benefit of any transition arrangements.

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

Risks Related to Our Intellectual Property

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2019, we owned 40 issued U.S. patents and had 15 pending U.S. patent applications, and we owned 10 issued foreign patents and had 5 pending foreign patent applications. As of September 30, 2019, we have 14 registered trademarks in the United States and have filed for 3 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
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
The holders of a significant number of shares of our common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans.
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
Our directors, executive officers, and each of our stockholders that own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 23.0% of the outstanding shares of our common stock as of September 30, 2019. As a result, these stockholders will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our other stockholders' interests and may vote in a manner that is adverse to our other stockholders' interests. This concentration of ownership may have the effect of deterring, delaying, or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We may be unable to utilize our federal net operating loss carryforwards to reduce our income taxes.
As of December 31, 2018, we had net operating loss ("NOL"), carryforwards of $135.5 million and $109.9 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2029 and 2019, respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOL and tax credit carryforwards are subject to limitation. In addition, we are still analyzing the effect that our IPO may have had on our NOLs, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result of our IPO, or if a future ownership change occurs, our ability to use our NOL tax credit carryforwards may be materially limited, which would harm our future operating results by effectively increasing our future tax obligations.
Failure to establish and maintain an effective system of internal controls could result in material misstatements of our financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud in which case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our stock.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Global Market. The Sarbanes-Oxley Act Section 404 requires companies to: (i) annually document and asses the effectiveness of internal controls over financial reporting (called Section 404(a)); and (ii) external auditors to opine of the company's internal controls (called Section 404(b)). Material weaknesses in internal controls have to be disclosed in the registration statement and future SEC reports. As an emerging growth company, we are currently exempt from the requirements of Section 404(b). We are however required to comply with the requirements of Section 404(a) beginning on our Annual Report on Form 10-K for the year ending December 31, 2019. As such, annually, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K for that year. Further, when we are no longer an emerging growth company, we are required to have our auditors opine on our assessment of the effectiveness of our internal controls over financial reporting. This requires us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. As a result, we may experience difficulty in producing accurate financial statements in a timely manner.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to a Stock Repurchase Agreement dated July 27, 2019 with one of our former board of director (the "seller"), we purchased 8,830 shares of unvested stock options which were previously early exercised by the seller for an aggregate consideration of $0.04 million. Under our 2008 Stock Option Plan, unvested early exercised stock options are subject to a right of repurchase by us. The repurchase rights lapse over the original vesting period of the options. This repurchase is set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (in thousands)
July 1, 2019 to July 31, 2019	8,830	$4.32	$—	$—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	8,830		$—	$—

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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of September 30, 2019, approximately $29.6 million of the net proceeds had been used for sales and marketing activities to support ongoing commercialization of the iFuse Implant System, for working capital and for general corporate purposes, including research and development and clinical studies.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Changes to Chief Operating Officer & Chief Financial Officer Compensation	8-K	001-38701	Item 5.02	8/6/2019

10.2	Amendment to Restricted Stock Units of Chief Operating Officer & Chief Financial Officer

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SI-BONE, Inc.

Date:	November 12, 2019	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 12, 2019	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)