Form 10-K
period 2019-12-31
SI-BONE, Inc.
filed 2020-03-11
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ☐    NO  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $391.3 million, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 28,384,633 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Report.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “SI-BONE,” and “the Company” refer to SI-BONE, Inc. and its consolidated subsidiaries. The SI-BONE logo and other trade names, trademarks or service marks of SI-BONE are the property of SI-BONE, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this report are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•	our expectation that a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;

•	our ability to develop additional revenue opportunities, including new indications for use and new devices;

•	our ability to expand our sales team to increase demand for our products and expand geographically;

•	our ability to identify, train, and retain surgeons to perform procedures using our products;

•	our ability to obtain and maintain favorable coverage and reimbursement determinations from third-party payors;

•	our estimates of our market opportunity;

•	our expectations regarding the scope of protection from intellectual property rights covering our products;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	timing of and results from clinical and other trials;

•	marketing clearances and authorization from the U.S. Food and Drug Administration or FDA and regulators in other jurisdictions;

•	timing of regulatory filings and feedback;

•	competition in the markets we serve;

•	our expectations of the reliability and performance of our product;

•	our expectations of the benefits to patients, providers, and payors of our products;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;

•	our ability to sustain or increase demand for our products;

•	our estimates regarding our costs and risks associated with our international operations and expansion;

•	our expectations regarding our ability to retain and recruit key personnel;

•	our expectations regarding acquisitions and strategic operations;

•	our ability to fund our working capital requirements;

•	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•	the factors that may impact our financial results; and

•	anticipated trends and challenges in our business and the markets in which we operate.

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

PART I
Item 1. Business.
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. Since we introduced iFuse in 2009, as of December 31, 2019, more than 44,000 procedures have been performed by over 2,000 surgeons in the U.S. and 35 other countries.
The sacroiliac joint, which is the largest joint in the human body, can cause debilitating pain. Clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. Studies have also shown that the disability that results from disease of the sacroiliac joint is comparable to the disability associated with a number of other serious orthopedic conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions where an implant is used and a multi-billion dollar market exists. We believe iFuse is currently the market leading implantable device used in minimally invasive surgical fusions of the sacroiliac joint in the U.S.
The iFuse system includes a series of patented triangular implants and the instruments we have developed to enable the procedure. The surgeon places our implants across the sacroiliac joint, either from a lateral approach through the iliac, or hipbones into the sacrum, or from a posterior approach, through the sacrum and into the iliac bone in the Bedrock technique. Surgeons typically use three iFuse implants to fuse a sacroiliac joint in the lateral procedure, and the Bedrock technique involves placement of one iFuse implant in each sacroiliac joint, alongside another device crossing the joint and joining to the spinal construct.
Our iFuse Implants have a triangular cross section which resists twisting of the implant within the bone in which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape helps stabilize the joint, and the implants' porous surface enables biologic fixation of the bone onto the implant, or bony ingrowth, which results in fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape we use for iFuse. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant is at least three times as strong as a typical eight-millimeter surgical screw and the larger porous surface area of our implants allows for bony ingrowth.
We introduced our second-generation implant, the iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of the iFuse implant with a proprietary 3D-printed porous surface and fenestrated design. These fenestrations allow the host bone to grow directly into the implant structure, or bony through-growth, and allow the surgeon to fill the implant with ground-up bone before implanting it, which some surgeons believe accelerates bony through-growth. iFuse-3D implants have shown positive bony ingrowth and through-growth in cell culture and animal studies, whether or not ground-up bone is used.
In April 2019, we received clearance from the U.S. Food and Drug Administration, or FDA, to promote the use of our iFuse system with the iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures, to provide further stabilization and immobilization of the sacroiliac joint. We received CE marking and began marketing our iFuse system for the same indication in Europe in December 2019.
We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries.
In 2019 and 2018, we generated revenue of $67.3 million and $55.4 million, respectively, a growth rate of 22%, and incurred net losses of $38.4 million and $17.5 million, respectively. Our gross margins were 90% and 91% for 2019 and 2018, respectively. The number of iFuse procedures performed globally in 2019 and 2018 was over 8,000 and 6,600, respectively. We generate our revenues from sales of the iFuse system.

Market Opportunity
Over 30 million American adults are estimated to have chronic lower back pain. Our experience in both clinical trials and commercial settings indicates that at least 30% of patients whose chronic lower back pain stems from the sacroiliac joint may be candidates for surgery with iFuse. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential market for iFuse in the U.S. could be 279,000 patients annually, for a potential annual market in the U.S. of approximately $2.7 billion. While we have made significant progress in penetrating this market, U.S. patients received only over 6,400 and 5,000 iFuse procedures in 2019 and 2018, respectively.
Frequently, sacroiliac joint patients are aging and/or may have experienced one or more of the following events that have contributed to disruption or degeneration of the sacroiliac joint: falls, previous lumbar surgery, automobile accidents, and/or pregnancies. We believe that Americans spend approximately $85.9 billion per year on spine problems and that approximately 65% of people who suffer from sacroiliac pain are women. In the U.S., iFuse is intended for sacroiliac joint fusion for conditions including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. The iFuse Implant System is also intended for sacroiliac fusion to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion.
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
Surgical Treatment of Sacroiliac Joint Disease

Patients with sacroiliac joint dysfunction frequently experience significant pain simply from sitting, standing, or rolling over in bed. These activities result in small movements of the sacroiliac joints and pressure transferred across the joints. The pain can be exacerbated with activity - when a patient walks or runs, for example, the shock from each step is transmitted up the leg, through the iliac bones of the pelvis to the sacroiliac joint. The initial goal in fusion of the sacroiliac joint is to immediately stabilize the joint which rapidly reduces the pain. Following initial stabilization of the sacroiliac joint, the goal is to permanently fuse the joint. We believe our proprietary triangular implants stabilize the joint better and more quickly than competing technologies such as screws.

Surgical fusion of the sacroiliac joint with an open surgical technique was first reported in 1908, with further reports in the 1920s. The open procedure uses plates and screws, requires a 6- to 12-inch incision and is extremely invasive. The iFuse procedure involves a 1- to 2-inch incision and is much less invasive. For these reasons, we believe that open surgery for elective sacroiliac joint fusion has significant disadvantages compared to iFuse.

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

Non-Surgical Treatment of Sacroiliac Joint Disease

Although a number of non-surgical treatments exist for sacroiliac joint pain, they did not provide the level of pain or disability relief seen with the iFuse procedure for the patients participating in our randomized controlled clinical trials. Non-surgical treatments include:

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
Our Solution - The iFuse Implant System
Our iFuse system, which includes our implants and instruments, is designed to address the shortcomings of alternative treatments, including open surgery, non-surgical management, and screw-based and other minimally invasive stabilization and fusion procedures. As shown in the graphic below, our iFuse implants are triangular, and three implants are typically used in each procedure. Our implants are made of titanium and have a porous surface. Each iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw and the large porous surface area allows adherence of the bone to the implants. We introduced the original iFuse implants in 2009, and our second-generation iFuse-3D implants in 2017.
The iFuse procedure is typically performed under general anesthesia. The surgeon uses a custom instrument set we provide to prepare a triangular channel for each implant through the ilium, across the sacroiliac joint, and into the sacrum. An iFuse implant is then pressed into the triangular channel, which is slightly smaller than the implant, creating what is known as an interference fit. The triangular cross section of our iFuse implants, as shown below, prevents them from rotating. Our triangular iFuse implants cross the sacroiliac joint and provide immediate joint stability, which is why we believe pain diminishes soon after the iFuse procedure. Over time, bone grows onto, and in the case of iFuse-3D into, the implants and across the joint, permanently stabilizing or fusing the joint.
By contrast, open fusion of the sacroiliac joint, as well as other minimally invasive techniques, typically use screws, plates and/or bone graft for fixation. When placed across the sacroiliac joint, standard orthopedic screws, which lack features to encourage biologic fixation, tend to rotate and loosen over time. Because of the triangular shape, porous surface, strength, and other differentiating factors of our iFuse implants, we believe that our published clinical data do not apply to other minimally invasive solutions. Little published evidence of safety, clinical effectiveness, durability, or economic utility currently exists for sacroiliac fusion devices other than iFuse. We are unaware of any data to show that our competitors’ sacroiliac joint screws, with features allowing biologic fixation, have a lower rate of loosening than standard orthopedic screws. In addition, placement of plates for open fusion procedures typically requires larger incisions and more invasive dissection, which results in longer recovery times and increased morbidity. We believe that the differences between iFuse and other products, as well as the substantial published clinical evidence showing the safety and effectiveness of iFuse, are the reason why a growing number of payors have recommended that iFuse be reimbursed for sacroiliac surgery to the exclusion of other technologies that are designed for the procedure.
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

Three implants are used in most lateral iFuse procedures. Each implant bridges across the joint from the iliac bone to the sacrum. Placing each implant requires four basic steps:

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

iFuse is a cannulated system, which means that the drill, broach and implants have hollow channels which fit over the pin for guidance purposes. As is typical in many orthopedic procedures, a member of our team is normally present in the operating suite during surgery to provide technical assistance for the use of iFuse.
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
In addition to our iFuse and iFuse-3D platform technologies, we also provide enabling technologies for our surgeons. We introduced an instrument set that is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the 3D positioning of certain instruments intra-operatively. In March 2018, we introduced surgical pins cleared for use with the Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. In early 2019, we introduced our Decortication and Graft Delivery Systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials. In mid-2019, we introduced the iFuse Bedrock technique that supplements pelvic fixation in deformity and degeneration cases, and provides enhanced initial stabilization and long-term SI-joint fusion. In late-2019, we introduced the iFuse Bone allograft for homologous use.
Our Published Studies
iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the U.S. that, to our knowledge, is supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility. Our implants have a triangular cross section, which resists twisting of the implant within the bone in which it is implanted, helping stabilize the joint even before fixation of the bone onto the implant, or bony ingrowth, which results in fusion. Products from our competitors use screws to treat the sacroiliac joint, which do not resist twisting within the bone as well as our patented triangular implants. A study we performed showed that our iFuse implants have more than six times the rotation resistance of a screw designed for sacroiliac joint fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape we use for iFuse. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw and the larger porous surface area of our implants allows for bony ingrowth. Three of our implants are typically used in each procedure.
The safety, durable effectiveness and cost effectiveness of iFuse are all supported by a large number of studies that have resulted in more than 80 published papers. Several of these papers publish results from three prospective multi-center studies (INSITE, SIFI, and iMIA) that we sponsored, two of which were randomized controlled clinical trials. A prospective, follow-on study called “LOIS” that we also sponsored tracks certain study participants from INSITE and SIFI for up to five years after their initial surgery. Additionally, there have been several studies showing longer-term follow-up of up to six years.

INSITE Study Design
INSITE is a randomized controlled study conducted in the U.S. Positive 24-month follow-up results were published in August 2016 in the International Journal of Spine Surgery showing statistically significant and clinically important reduction in pain and disability after sacroiliac joint fusion but very little response to maximal non-surgical treatment.
The INSITE clinical trial included 148 subjects treated at 19 centers in the U.S., with subjects randomized in a two-to-one ratio to either immediate sacroiliac joint fusion with iFuse or non-surgical management. The study design allowed subjects in the non-surgical management group to cross over and have surgery after six months. By 24 months after the start of the clinical trial, 89% of the non-surgical management group subjects still participating in the trial had elected to cross over to have the iFuse procedure, primarily because they derived little clinical benefit from non-surgical treatments. The study’s results can be summarized as follows:

•
Reduction in Pain. There was statistically significant and clinically important pain reduction in subjects treated with iFuse as compared to very small responses in the same measures in those treated with non-surgical management. Subjects surgically treated with iFuse had mean 52- 54- and 55-point reductions in sacroiliac joint pain at 6, 12 and 24 months, respectively, as measured by the Visual Analog Scale ("VAS"). By contrast, subjects in the non-surgical management group had only a mean 12-point reduction (p<0.0001) at six months. 12 points is below the commonly accepted 20-point threshold for clinically important improvement. In addition, the non-surgical management group subjects who elected after six months to cross over to have the iFuse procedure had pain reduction similar to that seen in subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with a reduction in VAS sacroiliac joint pain of 20 or more points due to the assigned treatment only was 83% in the iFuse group and 10% in the non-surgical management group.

•
Reduction in Disability. There was a statistically significant and clinically important reduction in disability in subjects treated with iFuse as compared to very little response in those treated with non-surgical management. Subjects surgically treated with iFuse had a mean 27-point reduction in disability at six months, on the 0–100 Oswestry Disability Index ("ODI"), while subjects in the non-surgical management group had only a mean five-point reduction (p<0.0001). Five points is less than the commonly accepted 15-point threshold to denote a clinically important response. At 24 months, the iFuse group had a mean 28-point reduction in ODI. At six months, the proportion of subjects with ODI improvements of at least 15 points was 72.5% with iFuse treatment and only 13.0% in those undergoing non-surgical management (p<0.0001 for difference in response rate). In addition, the subjects who elected after six months to cross over to have the iFuse procedure had similar reduction in disability as the subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with an ODI improvement of at least 15 points with the assigned treatment only was 68.2% and 7.5% in the iFuse and non-surgical management groups, respectively (p<0.0001 for difference in response rate).

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
SIFI Clinical Trial
Sacroiliac Joint Fusion with iFuse Implant System (“SIFI”), is a prospective, multicenter single-arm clinical trial. Eligibility criteria and endpoints were identical to INSITE. SIFI is a single-arm study conducted in the U.S. Positive 24-month follow-up results were published in the International Journal of Spine Surgery in April 2016, showing substantial and sustained reduction in pain and disability.
LOIS Clinical Trial
LOIS is a prospective follow-on study, enrolling subjects at a subset of INSITE and SIFI sites treated with iFuse. Study outcomes at four years were published in July 2018 in Medical Devices: Evidence and Research. In September 2019, we announced the publication of the 5-year results, which showed excellent durability of clinical responses and positive radiographic outcomes for SI-joint fusion using triangular titanium implants. Among 103 enrolled subjects, mean sacroiliac joint pain scores decreased 54 points from baseline prior to surgery. Disability scores decreased 26 points and quality of life improved 0.29 points, all of which are statistically significant, clinically meaningful and consistent with previously published LOIS 4-year results. The 5-year results from LOIS demonstrated that improvements in pain, patient function and quality of life demonstrated at two years in INSITE and SIFI were durable and sustained at five years. Independent radiographic analysis of CT scans at five years showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of SI joint fusion (88% bridging bone). Patient satisfaction remained high for patients treated with the iFuse Implant. There were no reported adverse events related to the study device or procedure at five years.

SALLY Clinical Trial
SALLY is a prospective single-arm multicenter trial of iFuse-3D for the treatment of sacroiliac joint dysfunction. The enrolled patient population was very similar to that of INSITE, SIFI and iMIA. Early results from SALLY show preoperative and six-month pain scores that are nearly identical to those of the three earlier prospective trials of iFuse. In addition, SALLY showed improvements in physical function tests and a larger reduction in opioid usage. A manuscript describing early SALLY results was submitted for publication in a peer-reviewed journal in February 2019.
Other Published Clinical Studies
To date, several studies, some of which we did not sponsor, have been published on the safety and effectiveness of sacroiliac joint fusion using iFuse. These are prospective or retrospective, single site or multi-site, and U.S. or Europe-based. These clinical studies demonstrate the iFuse procedure to be safe and effective. These studies demonstrate pain reduction and/or ODI improvement that is statistically significant and clinically important. These additional studies are consistent with the results of INSITE, iMIA, and SIFI, including the types and rates of adverse events observed.
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
Coverage and Reimbursement
Coverage and reimbursement for iFuse products and related procedures vary by setting of care, payor type, and region. In the U.S., healthcare providers that purchase iFuse products look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organizations, and other healthcare-related organizations, to cover and pay for all or part of the costs of these procedures. These providers bill patients for any applicable deductibles or co-payments. Sales volumes and prices of company products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors for both the surgeon's professional fee and the facility fee which covers, among other things, the cost of implants used in iFuse procedures.
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
In the U.S., the American Medical Association ("AMA"), generally creates specific billing codes for surgical procedures under a coding system known as Current Procedural Terminology ("CPT"), which surgeons must use to bill and receive reimbursement for our iFuse procedure. Once a CPT code is established, the Centers for Medicare & Medicaid Services ("CMS"), typically establishes payment levels under Medicare while private payors establish rates and coverage rules independently.
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

However, effective July 1, 2013, the AMA’s CPT Editorial Panel created a new Category III CPT code for fusion of the sacroiliac joint using a minimally invasive or percutaneous approach. Category III CPT codes are used for new and emerging technologies and are reimbursed sporadically. This new code functionally redefined coding for sacroiliac joint fusions because it meant that minimally invasive or percutaneous fusion procedures should not be billed by the surgeon using the general Category I CPT code for sacroiliac fusion surgery. This coding change was accompanied by the establishment of a Medicare hospital outpatient prospective payment rate for facilities to bill for procedures with the new code.
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
In March 2015, our INSITE prospective, randomized controlled multi-center clinical trial was published. In June 2015, the largest spine society in the world, the North American Spine Society ("NASS"), published a positive coverage recommendation, based on the clinical evidence, signaling to insurance companies and Medicare Administrative Contractors that sacroiliac joint fusion using a minimally invasive surgical approach should be routinely reimbursed. In March 2015, the International Society for Advancement of Spine Surgery ("ISASS"), also published a similar, updated positive coverage document signaling to insurance companies in the U.S. that evidence supports reimbursement for the procedure.
Coverage decisions for this code are made independently by each private insurance company and each of the Medicare Administrative Contractors that help manage Medicare. The process of obtaining coverage is laborious. As of June 30, 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering. As of December 31, 2018, U.S. payors covering 256.5 million lives regularly reimbursed for the iFuse procedures, a 58% increase over December 31, 2017. As of December 31, 2019, U.S. payors covering 282.7 million lives regularly reimbursed for the iFuse procedures, a 10% increase over December 31, 2018.
Third-party payors, whether governmental or commercial, are also developing increasingly sophisticated methods of controlling healthcare costs. No uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors in the U.S. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.
In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and sometimes revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals, and ambulatory surgical centers for procedures during which our products are used. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis pursuant to the pertinent statute and regulations.
Specialty benefit managers and companies which perform healthcare technology assessments have significant influence on coverage decisions. In May 2016, the ECRI Institute Health Technology Assessment Information Service published a positive review of the iFuse Implant System, citing our clinical evidence. In January 2018, the Blue Cross Blue Shield Association, the licensor to all 36 Blue Cross and Blue Shield insurers across the U.S., wrote a favorable review of the clinical evidence conferring a positive coverage recommendation for minimally invasive sacroiliac fusion, but only when performed with iFuse. In February 2018, Milliman Care Guidelines, a Hearst Company publication, also recommended coverage and in May 2018, AIM Specialty Health, owned by Anthem, established coverage for only iFuse and none of our competitors. In October 2018, eviCore recommended our iFuse system exclusively for sacroiliac joint fusion or stabilization.
Private Payors. Private payors also decide whether to cover and how much to pay on an individual basis. We target and track 65 of the largest private payors. Of the targeted and tracked payors, 52 were covering regularly, or had announced coverage for, the iFuse procedure, while the remaining private payors were reevaluating their coverage policies. As of December 31, 2019, of the private payors, 32 have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Further, 20 private payors are covering iFuse and other sacroiliac joint fusion products.

As of December 31, 2019, of the U.S. payors covering 282.7 million lives that reimburse for iFuse, 147.9 million lives are covered by private payors. The table below summarizes the overall covered lives by payor type as of December 31, 2019:

Covered Lives (in millions)
Commercial, exclusive	57.6
Commercial, non-exclusive	90.3
Medicaid	55.5
Medicare	64.5
Military/Federal	14.8
282.7
Note that because many individuals are covered by more than one health insurance plan or may switch plans during the year, the total number of covered lives reported by the payors represented above may be larger than the number of individuals who have access to the iFuse procedure through their health insurance provider at any given time.
In December 2019, CIGNA established a positive coverage policy for minimally invasive SI joint fusion using the iFuse Implant System. CIGNA is the fourth largest commercial health plan in the U.S. with approximately 14.6 million members. Also in December 2019, Anthem, which is the second largest commercial health plan in the U.S. with approximately 34.9 million members, published a positive coverage policy for minimally invasive SI joint fusion procedures using the iFuse Implant System for the treatment of chronic SI joint pain or functional impairment, but only subsequent to pelvic girdle trauma. The Anthem policy does not generally cover SI joint dysfunction due to degenerative sacroiliitis. There are other large and small private payors, including Aetna and Humana, that have not published positive coverage policies for the procedure. Some of these non-covering payors are reevaluating coverage given the latest data, but there can be no assurance they will reach positive coverage decisions. In most cases, the payors who are not covering are reevaluating coverage. Many payors will only review their coverage policies for a procedure on a scheduled basis, which can be every few months or as infrequently as once per year.
Prior to payor coverage, surgeons have been reluctant to get trained on a procedure for which they could not reliably be reimbursed. While we believe the increased coverage described above will have a positive effect on the number of iFuse procedures and our associated revenue in the future, the effect likely will happen with a lag time: after a positive coverage decision is made, a number of months may pass before it impacts the number of procedures and associated revenue, since the surgeons have to be made aware of the coverage decision, in some cases attend on of our training courses to learn the surgical technique, schedule re-examinations of patients who were candidates for surgery and subsequently schedule surgeries for the patients who are still candidates.
We believe that it generally takes between 6 and 24 months for a surgeon to fully incorporate iFuse into his or her practice after payors initiate coverage and the surgeon is trained. Further, the administrative burden on surgical practices can be substantial for patients where reimbursement coverage is new, and some surgeons do not believe that the current average surgeon reimbursement is yet adequate to compensate them. However, as reimbursement coverage has improved, surgeon interest in learning to diagnose the sacroiliac joint and perform iFuse procedures has been increasing.
Coverage Outside the U.S.
Outside the U.S., reimbursement levels vary significantly by country, and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Some countries will require us to gather additional clinical data before recognizing and granting broader coverage and reimbursement for our products.
Health Technology Assessment ("HTA") of medical devices is, however, becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost‑effectiveness of individual products as well as their potential implications for the healthcare system. Those elements of medical devices are compared with other treatment options available on the market. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medical device varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross‑border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.

As a further step in this direction, on January 31, 2018, the European Commission adopted a proposal for a regulation on HTA. This legislative proposal is intended to increase cooperation among EU Member States in assessing health technologies, including new medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The proposal would permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement. The European Commission has stated that the role of the draft HTA regulation is not to influence pricing and reimbursement decisions in the individual EU Member States. However, this consequence cannot be excluded.
In April 2017, the UK’s National Institute for Health and Care Excellence ("NICE"), published guidance on minimally invasive sacroiliac joint fusion, recommending that the procedure be available to properly diagnosed patients in the UK National Health System. NICE develops guidance and quality standards in health and social care and is a worldwide leader in technology evaluations. The recommendation states that the safety and efficacy of minimally invasive sacroiliac joint fusion surgery is adequate provided that standard arrangements are in place. Use with standard arrangements is the most positive recommendation that NICE can make for an interventional procedure such as minimally invasive SI joint fusion. In October 2018, NICE published medical technology guidance specific to the iFuse Implant System, recommending that it be used in the National Health System because of the evidence demonstrating that treatment with iFuse improves pain, quality of life, and disability in properly selected patients. The continued relevance of the NICE guidance following the departure of the UK from the EU on 31 January 2020 is yet to be determined. Additionally, in August 2018, the public hospital system in France announced it would initiate coverage for iFuse exclusively beginning September 6, 2018. Some countries will require us to gather additional clinical data before recognizing and granting broader coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.
Medical Affairs and Education
We have created a medical affairs team that focuses both internally and externally. Internally, specialized medical knowledge, and practical experience with iFuse are used to help train our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical experience allow us to create and execute a wide variety of programs to train the relevant external medical community, to assist them in identifying and diagnosing patients with sacroiliac joint dysfunction and in performing the iFuse procedure. The medical affairs team is led by a fellowship trained orthopedic spine surgeon. As of December 31, 2019, our U.S. faculty consisted of 107 surgeons, 26 pain management physicians, 22 nurse practitioners/physician’s assistants, and 103 physical therapists. These third-party consultants educate surgeons, physician’s assistants, nurses, physical therapists, and other healthcare professionals regarding sacroiliac joint diagnosis and the iFuse procedure.
Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since its introduction, over 2,000 surgeons have treated patients with iFuse. We grew our active surgeon base to 539 surgeons as of December 31, 2019, compared to 450 active surgeons as of December 31, 2018. We define an active surgeon to be a surgeon who has performed at least one case in the last three months. The increase in active surgeons is primarily due to training of additional surgeons throughout the year.
We also have a large number of educational programs for the broader medical community including primary care physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists, pain management physicians, and chiropractors. As of December 31, 2019, our medical affairs team and physical therapist consultants have educated over 7,700 physical therapists on sacroiliac joint dysfunction, its diagnosis and iFuse as a potential treatment. We also work to educate case managers, facilities where the iFuse procedure is performed such as hospitals, as well as payors and health plans. For example, as of December 31, 2019, we have trained over 1,300 case managers across the U.S. Case managers help patients navigate the healthcare system so that they receive the appropriate treatment. In addition to the continuing education program for case managers, we have created continuing education programs for physical therapists and chiropractors. As of December 31, 2019, our physical therapy continuing education programs were approved in 47 states. These programs include instruction on the diagnosis and non-surgical treatment of sacroiliac joint dysfunction due to degenerative sacroiliitis and sacroiliac joint disruptions. Our medical affairs programs focus on working with leading spine surgeons to educate other surgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

Sales and Marketing
We market and sell iFuse primarily through a direct sales force and a small number of third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the U.S. covered ten sales regions as of December 31, 2019. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory associate representatives who cover cases. As of December 31, 2019, our U.S. sales force consisted of 56 territory sales managers directly employed by us, and 37 third-party distributors.
As of December 31, 2019, we had 39 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), the United Kingdom (2015) and France (2019). As of December 31, 2019, our international sales force consisted of 19 sales representatives directly employed by us and 27 exclusive third-party distributors, which together had sales in 35 countries through December 31, 2019. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We intend to follow a similar model in Europe to the one established in the U.S., working with internationally recognized healthcare professional experts as we expand our training and reimbursement activities. As of December 31, 2019, beyond Europe and the U.S., surgeons had performed the first iFuse procedures in Australia, Bahrain, Canada, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudia Arabia, South Africa, and Turkey.
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
Research and Development

Since our initial launch of the iFuse Implant System, we have introduced a number of new product and procedure enhancements. An example is the iFuse-3D implant, which we developed over several years and launched in 2017. The most notable instrument enhancement was the release of the revamped instrument set that included a number of radiolucent instruments.

In 2017, we also introduced an instrument set that is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the 3D positioning of certain instruments intra-operatively. In March 2018, we introduced surgical pins which may be used with the Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. In early 2019, we introduced our Decortication and Graft Delivery Systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials. In mid-2019, we introduced the iFuse Bedrock technique that supplements pelvic fixation in deformity and degeneration cases and provides enhanced initial stabilization and long-term SI-joint fusion. In late-2019, we introduced the iFuse Bone allograft for homologous use.

We expect to continue developing enhancements to iFuse to meet our customers’ changing needs and improve the surgery’s effectiveness. For example, we know that some surgeons use iFuse to treat trauma patients post-stabilization.  We are developing products and techniques to help surgeons improve the treatment of these patients, and we will seek any additional regulatory clearances that may be required. We also design and manufacture Class I instruments for our surgeon customers based on special requests under our “Non-Standard Product” program.

Competition
We believe that we were the first company to develop, manufacture, and market a minimally invasive implant cleared by the FDA expressly for sacroiliac joint fusion other than a modified screw. Over the past several years, other companies have subsequently recognized the opportunity and have entered the minimally invasive sacroiliac joint fusion market. However, all of these products are either screw-based or allograft products. We expect more competitors to enter into the market and an increased number of new product introductions by existing competitors. Many of our competitors are large, publicly traded companies that can dedicate far greater resources to the minimally invasive sacroiliac joint market than we can. These companies often have wide product offerings for spine and orthopedic surgery, which allow them to bundle products in order to win large hospital group contracts and can create a barrier to entry for us. For example, some of our competitors offer sacroiliac joint fusion products which integrate with their surgical navigation and robotics platforms, enabling navigation of their procedures or performance of aspects of these procedures by surgical robots. Many of these companies also have much larger sales forces than ours, which allow them to reach more surgeons. We also expect there to be a continued push for non-surgical alternatives.
In the U.S., we believe that our primary competitors currently are Globus Medical, Inc. and Medtronic plc. Our primary competitors in Europe are Globus Medical and SIGNUS Medizintechnik GmbH. However, these customers sell screw-based products, which we believe to be weaker and less able to resist rotation than our triangular iFuse implants. We also compete against non-hardware products, such as allograft bone implants. These allograft products comprise human cells or tissues and are regulated by the FDA differently from implantable medical devices made of metallic or other non-tissue based materials, unless these customers include specific claims about their intended use which exceed a homologous use, or use consistent with the original function of the donor tissue.
Based on our commercial experience and market research, we believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the U.S. Our triangular titanium implant is differentiated from other screw-based technologies on the market. iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the U.S. that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than 80 published papers. We have received exclusive reimbursement coverage in the U.S. by certain payors based upon our differentiated product and quality of our evidence. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

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

Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2019, we had been issued 40 patents in the U.S., and 10 patents outside of U.S. Also, as of December 31, 2019, we have 19 pending patent applications in the U.S. and 5 pending patent applications outside of the U.S. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Our current U.S. patents on iFuse 3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
We have 14 registered trademarks in the U.S. and have filed for 4 more. In other countries, we have focused on registering three primary trademarks: “iFuse Implant System,” “SI-BONE,” and the SI-BONE logo. As of December 31, 2019, we have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
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
The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. There can be no assurance that patents will be issued from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop treatment methods or devices that are not covered by our patents but that compete with our proprietary technology and products. Furthermore, numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. Because patent applications can take many years to issue, there may be applications currently unknown to us, which may later result in issued patents that our existing or future products or proprietary technologies may be alleged and/or found to infringe.
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
Regulation
Domestic Regulation of Our Products and Business
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the U.S. and other countries. Most notably, all of our products sold in the U.S. are subject to the Federal Food, Drug, and Cosmetic Act ("FDCA") as implemented and enforced by the FDA. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	product design, research, development, and manufacture;

•	product safety, testing, labeling, and storage;

•	record keeping procedures;

•	product marketing, promotion, advertising, sales, distribution, export, and import; and

•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions, and repair or recall of products.
There are numerous FDA regulatory requirements governing the clearance or approval and marketing of our products. These include:

•	product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

•	investigational device exemptions to conduct premarket clinical trials, which include extensive monitoring, recordkeeping, and reporting requirements;

•
Quality System Regulation ("QSR"), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k), clearance or approval of a pre-market approval ("PMA") from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA.
Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.
Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification procedure, though certain Class II devices are exempt from this premarket review process. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA may place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.
Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. The safety and effectiveness of Class III devices cannot be assured solely by general or special controls. Submission and FDA approval of a premarket approval, or PMA, application is required before marketing of a Class III device can proceed. As with 510(k) submissions, unless subject to an exemption, PMA submissions are subject to user fees. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, typically including data from preclinical studies and human clinical trials.

510(k) Clearance
To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a device that was legally marketed prior to May 28, 1976 for which a PMA is not required (known as a “pre-amendments device” based on the date of enactment of the Medical Device Amendments of 1976), a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence sometimes, but not always, requires clinical data.
Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information before the FDA will proceed with additional review of the submission. By regulation, the FDA has 90 days from acceptance of the 510(k) submission for review to review and issue a determination. As a practical matter, clearance often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, if the modification changes the classification of the product to Class III, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacture documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
PMA Approval
A PMA must be submitted to the FDA for any device that is classified in Class III or otherwise cannot be cleared through the 510(k) process (although the FDA has discretion to continue to allow certain pre-amendment Class III devices to use the 510(k) process). PMA applications must be supported by, among other things, valid scientific evidence demonstrating the safety and effectiveness of the device, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will formally accept the application for review. The FDA, by statute and by regulation, has 180 days to review an “accepted” PMA application, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation.
In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSR. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. In approving a PMA the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients.

New PMAs or PMA supplements are required for modifications that affect the safety or effectiveness of a PMA-approved device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or the FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.
Clinical Trials
Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials for implanted devices such as iFuse generally require an investigational device exemption application ("IDE"), approved in advance by the FDA for a specified number of subjects and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board ("IRB"), for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high- risk devices, by the ministry of health in the applicable country.
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

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indications;

•	clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•	approval of product modifications that affect the safety or effectiveness of one of our approved devices;

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
We have registered our facility with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

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
Promotional Materials - “Off-Label” Promotion
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
International Regulation of Our Products
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, in the European Economic Area ("EEA") our devices are currently required to comply with the Essential Requirements concerning medical devices that are imposed by the Medical Device Directive (Council Directive 93/42/EEC) and the related national implementing legislation of individual EU member states as well as related guidance. Demonstration of compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in the EEA.

To demonstrate compliance with the Essential Requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by the competent authorities of a EEA country to conduct conformity assessments. The Notified Body typically audits and examines products’ Technical File and the quality system for the manufacture, clinical evaluation report, design and final inspection of our devices before issuing a CE Certificate of Conformity demonstrating compliance with the relevant Essential Requirements. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have successfully completed several Notified Body audits since our original certification in November 2010. Following these audits, our Notified Body issued International Standards Organization Certificates and CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices.
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
In May 2017, the Medical Device Regulation (Regulation 2017/745) was adopted. From May 26, 2020, the Medical Device Regulation will repeal and replace the Medical Device Directive and the Active Implantable Medical Device Directive. Unlike directives, which must be implemented into the national laws of the EU Member States, the Medical Device Regulation will be directly applicable in the EU Member States and, on the basis of the EEA agreement, in Iceland, Lichtenstein and Norway. The Medical Device Regulation is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Device Regulation will, among other things:

•	strengthen the rules on placing medical devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

•	strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
The Medical Device Regulation substantially augments those aspects of the Medical Device Directive governing clinical investigations of medical devices. Among others, it imposes specific obligations concerning incapacitated subjects, minors, pregnant or breastfeeding women and clinical investigations in emergency situations. In addition to detailed provisions concerning the authorization and conduct of clinical investigations, the Regulation imposes on non-EU sponsors a responsibility to appoint a legal representative established in the EU and an obligation on EU Member States to ensure that systems for compensation for any damage suffered by a subject resulting from participation in a clinical investigation conducted in that jurisdiction are in place and on sponsors and investigators the obligation to ensure they make use of these systems.

Once applicable, the Medical Device Regulation will impose increased compliance obligations which we must respect if we wish to continue to access the EU market. This includes the up-classification of some of our devices. Moreover, the scrutiny imposed by Notified Bodies for the technical documentation related these devices will increase considerably.
Further, the advertising and promotion of our products in the EEA is currently subject to the provisions of the Medical Devices Directive, Directive 2006/114/EC concerning misleading and comparative advertising, Directive 2005/29/EC on unfair commercial practices, and from 26 May 2020, the Medical Device Regulation, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Regulatory Status
In November 2008, we received 510(k) clearance to market our first generation iFuse implant from the FDA. Since 2008, we have received additional FDA 510(k) clearances for new instruments, additional implant sizes and labeling changes. In the U.S., the iFuse Implant System is intended for sacroiliac fusion for conditions, including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruptions and degenerative sacroiliitis. This includes conditions where symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. The iFuse Implant System is also intended for sacroiliac fusion to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion. In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In November 2010, we obtained a CE Certificate of Conformity and affixed a CE mark to our iFuse Implant System to allow commercialization of iFuse in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion. Since 2010, we have added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in Europe. We plan to continue to work with our Notified Body to incorporate new products and labeling updates in our Technical Files for CE marking in Europe. Current delays in the revisions to the current bilateral agreement between the EU and Switzerland necessary to ensure the on-going supply of our CE marked medical devices in Switzerland following entry into application of the Medical Device Regulation may, however, affect this plan.
Since July 2013, we have obtained approval for iFuse in regions beyond the U.S. and the EEA, including Australia, Canada, Hong Kong, Israel, Malaysia, New Zealand, Saudi Arabia, Singapore and Taiwan. We are currently collecting information to determine our regulatory strategy in Japan.
Healthcare Fraud and Abuse
Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers and prescribers of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursable under Medicare, Medicaid, or other federally funded healthcare programs. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of, or a specific intent to violate, the law;

•
the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds; knowingly making, using, or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease, or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government and to share in any monetary recovery. There are also criminal penalties for making or presenting a false or fictitious or fraudulent claim to the federal government;

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

•
the federal Physician Payment Sunshine Act, implemented by CMS as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (beginning in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If we or our employees are found to have violated any of the above laws we may be subject to administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and damage to our reputation. For a more detailed description of the federal and state health care fraud and abuse laws, see the risk factor “We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to physician kickbacks and false claims for reimbursement, as well as equivalent foreign laws” in the Risks Related to Our Legal and Regulatory Environment section of Item 1A of this Annual Report on Form 10-K.
The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other countries, such as the United Kingdom Bribery Act ("UKBA"), generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.
Violations of these federal and state fraud and abuse laws can subject us to administrative, civil, and criminal penalties, including imprisonment, substantial fines, penalties, damages, and exclusion from participation in federal healthcare programs, including Medicare and Medicaid.
Data Privacy and Security Laws
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act, and its implementing regulations, as amended by Health Information Technology for Economic and Clinical Health Act enacted under the American Recovery and Reinvestment Act 2009 ("ARRA") (collectively, "HIPAA"), in the U.S.
HIPAA requires the notification of patients, reporting to the U.S. Department of Health and Human Services ("HHS"), and other compliance actions, in the event of a breach of unsecured Protected Health Information ("PHI"). Required notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach, under HIPAA. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, HHS would post the notification on its website, and we may be required to notify the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $58,490 per violation, not to exceed $1.755 million per calendar year for non-compliance of an identical provision, and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.

In addition, even when HIPAA does not apply other federal and state laws impose security obligations. For example, according to the Federal Trade Commission ("FTC"), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards.
In the European Union ("EU"), we are subject to laws relating to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to our operations. We process data of our employees, consultants, certain individuals who may be affiliated with our customers, including physician users of our products and, in the context of clinical investigations, patients. The personal data may include sensitive personal data including health information. The data privacy regime in the EU includes the EU General Data Protection Regulation, or the GDPR, effective on May 25, 2018 and the E-Privacy Directive 2002/58/EC and the national laws implementing it. Each EU Member State may adopt additional legislation implementing these regulations into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
The GDPR is directly applicable in each EU Member State. This should, in principle, result in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and to disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant-the greater of € 20 million or 4% of global turnover. The GDPR provides that EU Member States may introduce further conditions, including limitations, to the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Each EU Member State may also adopt additional related legislation and guidance in its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law. We depend on a number of third parties in relation to our provision of our services, a number of which process personal data on our behalf. With each such provider we enter into contractual arrangements to ensure that they only process personal data according to our instructions and applicable laws, and that they have sufficient technical and organizational security measures in place to fulfil their related obligations. Where we transfer personal data outside the EEA, we do so in compliance with the relevant data export requirements. We take our data protection obligations seriously, as any improper disclosure, particularly with regard to our customers’ sensitive personal data, could negatively impact our business and/or our reputation.
Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. Our primary suppliers for implants are rms Company ("RMS") for iFuse-3D, which represents the majority of our implant sales, and Orchid MPS Holdings, LLC ("Orchid") for iFuse. To mitigate supply risk, we hold four to six months of inventory for both our iFuse-3D and iFuse. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the U.S.
We entered into a non-exclusive Manufacturing, Quality and Supply Agreement with RMS in February 2017, which was amended in July 2017. Pursuant to such agreement, RMS manufactures certain of our implants in accordance with our specifications, including both purchased and sterilized iFuse-3D implants, as well as uncoated machined implants which are subsequently coated to become our finished first generation iFuse implants. While the agreement provides that we are required to purchase the amounts forecasted in a blanket purchase order, we are not required to purchase product in excess of such forecasted amounts. In the initial three-year term of the agreement, the prices we pay for products are fixed under the agreement provided that if order volumes deviate from forecasted amounts beyond certain thresholds, we or RMS may request to negotiate further price changes. After the initial term, the agreement automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement. With respect to our first generation iFuse implant, the parts manufactured by RMS needs to be coated by Orchid to finish the goods. RMS is currently our only supplier of iFuse-3D implants.

Our iFuse implants are provided by Orchid Bio-Coat, a division of Orchid Orthopedic Solutions LLC. In April 2016, we entered into a Quality and Manufacturing Agreement with Orchid, which agreement was amended in March 2017, April 2019 and June 2019. Pursuant to such agreement, Orchid manufactures certain of our implants in accordance with our specifications. While the agreement provides that we are required to purchase the amounts forecasted in a blanket purchase order, we are not required to purchase product in excess of such forecasted amounts. In the first year of the agreement, the prices we paid for products were fixed as specified in the agreement. On an annual basis thereafter, we meet with Orchid to review changes in direct costs beyond certain thresholds and may negotiate changes to prices based on such changes in costs. In addition, the prices we pay for product may be increased with our consent to the extent such products are ordered with delivery timeline shorter than agreed upon order timeline. The initial agreement had a term of five years, and pursuant to subsequent amendments it is now automatically renewing for successive 30-day periods; provided, however, the agreement may be terminated by either party with 30 days' notice, as specified in the agreement.
Aside from quality agreements, we do not currently have any significant manufacturing agreements with our other manufacturers and orders are primarily controlled through purchase orders.
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
In the U.S., products we sell are required to be manufactured in compliance with the FDA's Quality System Regulation, codified at 21 CFR Part 820, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications, including those issued by DEKRA Certification, B.V., our notified body. DEKRA has issued the following international certifications: Quality Management System ISO13485:2016 for our locations in Santa Clara, California, and Gallarate Italy, Full Quality Assurance Certification for the design and manufacture of iFuse, and a Design Examination certificate for iFuse.
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
Employees

As of December 31, 2019, we had 262 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2019, we had a direct field sales organization of 107 in the U.S. and 19 in Europe. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. We continue to emphasize employee development and training, and we embrace diversity and inclusion. We also have policies setting forth our expectations for nondiscrimination and a harassment-free work environment. None of our employees is subject to a collective bargaining agreement, and we consider our relationship with our employees to be good.

Emerging Growth Company Status
We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"). We will continue to be an emerging growth company until December 31, 2023, unless one of the following occurs: (i) if our total annual gross revenues are $1.07 billion or more; or (ii) if we issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) if we become a "large accelerated filer," as defined in Rule 12b-2 of the Exchange Act.

 As an emerging growth company under the JOBS Act, we can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As an emerging growth company, we are also exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act. Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls. Sections 14A(a) and (b) of the Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation. As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Exchange Act.
Smaller Reporting Company Status

We qualify as a “smaller reporting company” as defined under Rule 12b‑2 of the Exchange Act. We will continue to qualify as a smaller reporting company if: (i) our public float is less than $250.0 million; or (ii) our annual revenues is less than $100.0 million and our public float is less than $700.0 million. As per guidance, we determine whether we qualify as a smaller reporting company annually as of the last business day of our second fiscal quarter. As a smaller reporting company, we may use the smaller reporting company scaled disclosure accommodations of Regulation S-K and S-X in our filings, including among others:

•	two years of income statements rather than three years as required by Rule 8-02 of Regulation S-X;

•	two-year management discussions and analysis comparison rather than three-year comparison as required by Item 303 of Regulation S-K;

•	no requirement to provide selected financial data table required by Item 301 of Regulation S-K;

•	no requirement to provide market risk disclosures required by Item 305 of Regulation S-K;

•	no requirement to provide supplemental financial information required by Item 302 of Regulation S-K; and

•	less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation as required by Item 402 of Regulation S-K.
Company History
SI-BONE was founded in 2008 by the main inventor of iFuse, orthopedist Mark A. Reiley, M.D., our President, Chief Executive Officer, and Chairman, Jeffrey W. Dunn, and orthopedic surgeon Leonard Rudolf, M.D. Dr. Reiley previously invented balloon kyphoplasty and founded Kyphon Inc., which was sold to Medtronic plc in 2007. Dr. Reiley also invented the INBONE total ankle replacement system, which was sold to Wright Medical Technology, Inc. in 2008.
Corporate Information
We were incorporated in March 2008 in Delaware. Our principal executive offices are located at 471 El Camino Real, Suite 101, Santa Clara, California 95050 and our telephone number is (408) 207-0700. Our website address is www.si-bone.com. We completed our initial public offering in October 2018, and our common stock is listed on the Nasdaq Global Market under the symbol “SIBN.”
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
We have incurred net losses since our inception in 2008. For the years ended December 31, 2019 and 2018, we had net losses of $38.4 million and $17.5 million, respectively. As of December 31, 2019, we had an accumulated deficit of $195.6 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, continue to deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels. For example, our sales decreased significantly after minimally invasive sacroiliac joint fusion was assigned to a Category III Current Procedural Terminology ("CPT") code effective July 1, 2013. After implementation of this Category III CPT Code, surgeons were no longer able to consistently obtain reimbursement for procedures performed using our products. However, effective January 1, 2015, minimally invasive sacroiliac joint fusion was assigned to a Category I CPT Code.

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
The healthcare industry in the U.S. has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Payors are imposing lower payment rates and negotiating reduced contract rates with service providers and being increasingly selective about the technologies and procedures they chose to cover. For example, several Blue Cross Blue Shield payors have adopted policies that treat 3D-printed orthopedic implants that come in standard sizes, rather than customized to the patient’s anatomy, such as our iFuse-3D implant, as experimental and investigational and therefore not eligible for reimbursement. There can be no guarantee that we will be able to provide the scientific and clinical data necessary to overcome these policies. Such policies may contribute to a decrease in sales of our iFuse-3D implants. Payors may adopt policies in the future restricting access to medical technologies like ours and/or the procedures performed using such technologies. Therefore, we cannot be certain that the procedures performed with each of our products will be reimbursed. There can be no guarantee that, should we introduce additional products in the future, payors will cover those products or the procedures in which they are used.
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
Effective January 1, 2020, the national average Medicare payment to hospital outpatient departments is $15,944 and the Medicare payment to an ambulatory surgical center for a sacroiliac joint fusion is $12,981. We believe that payments to facilities are generally adequate for these facilities to offer the iFuse procedure. However, there can be no guarantee that these facility fee payments will not decline in the future. The number of iFuse procedures performed and the prices paid for our implants may in the future decline if payments to facilities for minimally invasive sacroiliac joint fusions decline.
Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Prior to reassignment of minimally invasive sacroiliac joint fusion to a Category III CPT Code, the national average Medicare physician fee schedule payment to surgeons for CPT codes commonly used to submit claims for reimbursement for the iFuse procedure was approximately $1,000 and the procedure was commonly covered by both government and private commercial payors in the U.S. Effective January 1, 2020, the average Medicare payment for the Category I CPT code is $915. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.
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
As of December 31, 2019, 32 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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
The products we currently market in the U.S. have either received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act ("FDCA"), or are exempt from premarket review. Those marketed in the European Union ("EU"), have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration ("FDA") requires us to document that our product is “substantially equivalent” to another 510(k)-cleared products. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval, ("PMA"), and does not usually require pre-clinical or clinical studies. Additionally, to date, we have not been required to complete clinical studies in connection with the sale of our products outside the U.S. As a result, while there are a number of published studies relating to iFuse and minimally invasive sacroiliac joint surgery that support the safety and effectiveness of our products and the benefits they offer, our clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension, or withdrawal of FDA clearance, and suspension, variation, or withdrawal of our CE Certificates of Conformity, significant legal liability or harm to our business reputation, which could have a material adverse effect on our results or operations and financial condition. Similar risks apply to product approvals and registrations in other countries outside the U.S. and the EU as well.
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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the U.S. has grown from zero to 23 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put as at a disadvantage.
In the U.S., we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area ("EEA"), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.
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

We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint, which could negatively affect our operations and financial condition.
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
As of December 31, 2019, our U.S. sales force consisted of 56 territory sales managers directly employed by us and 37 third-party distributors. As of December 31, 2019, our international sales force consisted of 19 sales representatives directly employed by us and 27 exclusive third-party distributors, which together have had sales in 35 countries through December 31, 2019. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
In addition, distribution arrangements are complex and time consuming to negotiate and document, especially outside the U.S. We may not be able to negotiate distribution arrangements on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of our products, delay their potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our products or bring them to market and generate revenue.
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
We generally use a small number of suppliers for our instruments and rely on RMS for iFuse-3D implants and Orchid for iFuse implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:

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
Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import, and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"), and the United Kingdom Bribery Act ("UKBA"), anti-boycott laws, anti-money laundering laws, and regulations relating to economic sanctions imposed by the U.S., including the Office of Foreign Asset Control of the U.S. Treasury. Any failure to comply with applicable legal and regulatory obligations in the U.S. or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
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
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage:

•	sales and marketing, accounting, and financial functions;

•	inventory management;

•	engineering and product development tasks; and

•	our research and development data.
Our information technology systems are vulnerable to damage or interruption from:

•	earthquakes, fires, floods, and other natural disasters;

•	terrorist attacks and attacks by computer viruses or hackers or breach of our cybersecurity;

•	power losses; and

•	computer systems, or Internet, telecommunications, or data network failures.
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
Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19, the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease, or continued escalation of the outbreak of the COVID-19, could also negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our iFuse implants and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our iFuse implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Risks Related to Our Legal and Regulatory Environment
We, our suppliers, and our third-party manufacturers are subject to extensive governmental regulation both in the U.S. and abroad, and failure to comply with applicable requirements could cause our business to suffer.
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
Before we can market or sell a new regulated product or make a significant modification to an existing product in the U.S., with only limited exceptions, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a PMA application from the FDA for a Class III device. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining domestic and international regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
In the U.S., our currently commercialized products have either received premarket clearance under Section 510(k) of the FDCA or are exempt from premarket review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy, and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure investors that we will be able to obtain the 510(k) clearances with respect to those products.

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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies. These studies can be very expensive and time consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for a product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the U.S.
In the EEA, our medical devices must currently comply with the Essential Requirements set forth in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC), or Essential Requirements. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of a EEA country to conduct conformity assessments, known as a Notified Body. The Notified Body would typically audit and examine the medical device’s Technical File including the clinical evaluation, the quality system for the manufacture, design and conduct a final inspection of our medical devices before issuing a CE Certificate of Conformity demonstrating compliance with the Essential Requirements or the QSR of the Medical Devices Directive.
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
In May 2017, the EU Medical Device Regulation, (Regulation 2017/745) was adopted, as described in "Item 1. Business - Regulation - International Regulation of Our Products".
The FDA and other regulatory authorities, including foreign authorities, have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some surgeons from using our products and adversely affect our reputation and the perceived safety and effectiveness of our products.
Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

•	warning letters;

•	fines;

•	injunctions;

•	civil penalties;

•	termination of distribution;

•	recalls or seizures of products;

•	delays in the introduction of products into the market;

•	total or partial suspension of production;

•	facility closures;

•	refusal of the FDA or our Notified Body or other regulator to grant future clearances or approvals or to issue CE Certificates of Conformity;

•	withdrawals, variation, or suspensions of current clearances or approvals and CE Certificates of Conformity, resulting in prohibitions on sales of our products; and

•	in the most serious cases, criminal penalties.
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
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our distributors’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act ("HIPAA") and the federal Physician Payment Sunshine Act, each of which is described in detail in Item 1 Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws”.
Certain states also mandate implementation of corporate compliance programs, require compliance with the industry’s voluntary compliance guidelines, impose restrictions on device manufacturer marketing practices, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If we or our employees are found to have violated any of the above laws we may be subject to administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare, Medicaid, and equivalent foreign programs, significant fines, monetary penalties and damages, imposition of compliance obligations and monitoring, the curtailment or restructuring of our operations, and damage to our reputation.
We have entered into consulting agreements and royalty agreements with surgeons, including some who are customers. We also engage in co-marketing arrangements with certain surgeons who use our products. In addition, a small number of our current customer surgeons own less than 1.0% of our stock, which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured with the intention of complying with all applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties and criminal, civil and administrative liability. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.
In certain cases, federal, state and foreign authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved, or “off-label” uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted to use medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for “off-label” uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. If it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, criminal penalty, and damage to our reputation. Federal, state and foreign authorities also pursue actions for false claims based upon improper billing and coding advice or recommendations, as well as decisions related to the medical necessity of procedures, including the site-of-service where procedures are performed.
Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal Anti- Kickback Statute. To enforce compliance with the federal laws, the U.S. Department of Justice has increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if a healthcare company settles an investigation with the Department of Justice or other law enforcement agencies, it may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
The scope and enforcement of these laws is uncertain and subject to rapid change. The shifting compliance environment and the need to build and maintain robust and expandable systems and processes to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that we may run afoul of one or more of the requirements or that federal or state regulatory authorities might challenge our current or future activities under these laws. Additionally, we cannot predict the impact of any changes in these laws, whether or not retroactive.

Our failure to adequately protect personal information in compliance with evolving legal requirements could harm our business.
In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information during the course of clinical trials and for post-marketing safety vigilance, helping enable surgeons and their patients to pursue claims for reimbursement for procedures using iFuse and servicing potential warranty claims. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, in the U.S. and regulations in the European Union ("EU"), which are described in detail in Item 1 Business - Data Privacy and Security Laws”.
In June 2018, California enacted the California Consumer Privacy Act ("CCPA"). The CCPA, which became effective on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach.  These remedies are expected to increase data breach litigation.  The California Attorney General, who is charged with interpreting and enforcing the law, has not yet promulgated final implementing regulations, and considerable uncertainty as to how the law will be implemented and enforced remains. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, or if we expand into new regions and are required to comply with new requirements, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.
We are subject to risks associated with our non-U.S. operations.
The FCPA prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Other anti-corruption or anti-bribery laws, such as the UKBA, prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business in foreign countries. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, many of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, and result in a material adverse effect on our business, results of operations, and financial condition. We also could suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures, including further changes or enhancements to our procedures, policies, and controls, as well as potential personnel changes and disciplinary actions.
Furthermore, we are subject to anti-boycott laws, anti-money laundering laws, and the export controls and economic embargo rules and regulations of the U.S., including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute, or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits, and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.

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
The failure by us or one of our suppliers to comply with applicable statutes and regulations, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent, and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention, or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing or delaying our requests for 510(k) clearance or premarket approval and conformity assessments of new products or modified products;

•	limitations on the intended uses for which the product may be marketed;

•	operating restrictions;

•	withdrawing 510(k) clearances or PMA approvals that have already been granted;

•	suspension, variation or withdrawal of CE Certificates of Conformity;

•	refusal to grant export approval for our products; and

•	criminal prosecution.
In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace, or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation, or withdrawal of regulatory approvals or CE Certificates of Conformity, product seizures, injunctions, or the imposition of civil, administrative, or criminal penalties which would adversely affect our business, operating results, and prospects.
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
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, and third-party distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws, and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
We may be subject to enforcement action, including fines, penalties or injunctions, if we are determined to be engaging in the off-label promotion of our products.
Our promotional materials and training methods must comply with FDA and other applicable national and foreign laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA and equivalent third country authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine. In the U.S., the full indication for the iFuse Implant System is: “The iFuse Implant System is intended for sacroiliac joint fusion for conditions including sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months. The iFuse Implant System is also intended for sacroiliac fusion to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion” In the U.S., our marketing strategies must adhere to the above statements. In all other countries, the indication statement for the iFuse Implant System (including iFuse-3D) more broadly indicates that the device is indicated for sacroiliac joint fusion. The above-described potential limitation in indication statements in the U.S. does not apply in other geographies.
 We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA and our notified body. However, if the FDA or an equivalent third country authority determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, require us to stop promoting our products for those specific procedures until we obtain FDA or third country authority clearance or approval for them, or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines, and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government fund. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.
Further, under the FDA’s medical device reporting, regulations, and equivalent rules of other countries, we are required to report to the FDA or a similar authority in such other country, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA or applicable authority in another country within the required timeframes, or at all, FDA, or the applicable authority in the other country, could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in a voluntary or involuntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.

In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions ("FSCAs"), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. The entry into application in May 2020 of the Medical Device Regulation will increase the obligation that we must fulfill in relation to vigilance and post-market surveillance obligations.
Any adverse event involving our products, whether in the U.S. or abroad could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
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
The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. Equivalent procedures and penalties have been established in other countries including EU Member States.
Modifications to our products may require new 510(k) clearances or premarket approvals and new conformity assessment by our Notified Body, or may require us to cease marketing or recall the modified products until clearances, approvals, or CE Certificates of Conformity are obtained.
Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make and document this determination in the first instance. A manufacturer may determine that a modification could not significantly affect safety or effectiveness and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. FDA may review any manufacturer’s decision and may not agree with our decisions regarding whether new clearances or approvals are necessary. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified until clearance or approvals can be obtained, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

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
In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system, manufacturing process, or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity with Essential Requirements and related applicable laws. There can be no assurances that the assessment will be favorable and that the Notified Body will attest our compliance with the essential requirements, which will prevent us from selling our products in the EEA. Moreover, any substantial changes that take place in the coming years may impact the continuing effectiveness of our CE Certificates of Conformity that were issued on the basis of the Medical Device Directive.
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
We are in the process of developing our regulatory strategies for obtaining clearance or approval for future products. Some of them may require 510(k) clearance by the FDA or a new CE Certificate of Conformity. Other future products may require premarket approval. In addition, some of our new products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products or our Notified Body may not issue CE Certificate of Conformity for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products and our Notified Body may refuse to issue new CE Certificates of Conformity. Failure to receive clearance, approval, or Certificates of Conformity for our new products would have an adverse effect on our ability to expand our business.
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
Initiating and completing clinical trials necessary to support a PMA application for our future products and additional safety and effectiveness data beyond that typically required for a 510(k) clearance for iFuse, as well as other possible future product candidates, and to support a conformity assessment procedure to support a new CE Certificate of Conformity would be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product, or new indication for use, we advance into clinical trials may not have favorable results in later clinical trials.
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
From time to time, Congress introduces legislation that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Moreover, the new Medical Device Regulation will enter into application on May 26, 2020. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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
Leadership, personnel and structural changes within the FDA as well as recent and impending federal election outcomes, including the 2020 presidential election, could result in significant legislative and regulatory reforms impacting the FDA's regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
Another example can be found in the EEA. The Medical Devices Regulation became effective on May 25, 2017. Following its entry into application on May 26, 2020, the Medical Devices Regulation will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of national legislation in EEA Member States implementing them. The purpose of regulations is to eliminate current differences in regulation of medical devices among EEA Member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. These regulations will substantially impact medical devices manufacturers. Examples of the changes which will be introduced by these regulations include the following:

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

The Medical Device Regulation substantially amplifies the provisions of the Medical Device Directive governing clinical investigations of medical devices. Among others, it imposes specific obligations concerning incapacitated subjects, minors, pregnant or breastfeeding women and clinical investigations in emergency situations. In addition to detailed provisions concerning the authorization and conduct of clinical investigations, the Regulation imposes on non-EU sponsors a responsibility to appoint a legal representative established in the EU and an obligation on EU Member States to ensure that systems for compensation for any damage suffered by a subject resulting from participation in a clinical investigation conducted on their territory are in place and on sponsors and investigators the obligation to ensure they make use of these make use of these systems.
Transition from the regulation of our products under the current Medical Device Directive, and implementing legislation in each EU Member State, to regulation under the Medical Devices Regulation may require a substantial transition effort by us. In addition, detail as to how certain aspects of the Medical Devices Regulation will be applied remains unclear. Failure to update our quality system and regulatory documentation could delay our transition to compliance with the Medical Devices Regulation and delay or prevent us from obtaining new CE Certificates of Conformity under the Regulation. Transition from compliance with the Medical Device Directive to the Medical Devices Regulation could result in disruption to our business in the EEA which could adversely affect our business, results of operation and financial condition. In addition, any changes to the membership of the European Union, such as the departure of the United Kingdom from the EU, may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries.

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, and other healthcare-related organizations. Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, among other things, reduced and/or limited Medicare reimbursement to certain providers. Legislative changes to the Patient Protection and Affordable Care Act remain possible in the 116th U.S. Congress and under the Trump Administration. We expect that the Patient Protection and Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. Other federal laws further reduce Medicare’s payments to providers by two percent through 2024. These reductions reduce reimbursement for our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
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
The UK’s withdrawal from the EU and uncertainty regarding tariffs affecting U.S. imports and exports may have a negative effect on global economic conditions, financial markets and our business.
On January 31, 2020, the UK withdrew from the EU. Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product in the UK or the EU. Any changes in our manufacturing or commercialization activities as a result of Brexit, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business, particularly our ability to conduct international business from a base of operations in the UK. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, possibly resulting in increased trade barriers, which could make doing business in Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
Risks Related to Our Intellectual Property
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2019, we owned 40 issued U.S. patents and had 19 pending U.S. patent applications, and we owned 10 issued foreign patents and had 5 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Our current U.S. patents on iFuse 3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031. Competitors may market similar triangular shaped devices upon the expiration of the patents in 2024. We will continue to have patent protection of our 3D-printed fenestrated implants through 2035.
As of December 31, 2019, we have 14 registered trademarks in the U.S. and have filed for 4 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure investors that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available. Since most of our issued patents are for the U.S. only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make and sell our products. We have conducted a limited review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and the uncertainty of litigation increase the risk of business assets and management’s attention being diverted to patent litigation. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the medical device industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations, and financial condition. If passed into law, patent reform legislation currently pending in the U.S. Congress could significantly change the risks associated with bringing or defending a patent infringement lawsuit. For example, fee shifting legislation could require a non-prevailing party to pay the attorney fees of the prevailing party in some circumstances.
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
Medical device stocks have historically experienced volatility, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	actual or anticipated changes or fluctuations in our results of operations;

•	results of our clinical trials and that of our competitors’ products;

•	regulatory actions with respect to our products or our competitor’s products;

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of healthcare companies, in general, and of companies in the medical device industry in particular;

•	fluctuations in the trading volume of our shares or the size of our public float;

•	negative publicity;

•	whether our results of operations meet the expectations of securities analysts or investors or those expectations change;

•	litigation involving us, our industry, or both;

•	regulatory developments in the U.S., foreign countries, or both;

•	lock-up releases and sales of large blocks of our common stock;

•	additions or departures of key employees or scientific personnel; and

•	general economic conditions and trends.
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
Our sales volumes and our operating results may fluctuate over the course of the year, which could affect the price of our common stock.
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

Some of the products we may seek to develop and introduce in the future will require FDA clearance or approval before commercialization in the U.S., and commercialization of such products outside of the U.S. would likely require additional regulatory approvals, or Certificates of Conformity and import licenses. As a result, it will be difficult for us to forecast demand for these products with any degree of certainty. In addition, we will be increasing our operating expenses as we expand our commercial capabilities. Accordingly, we may experience significant, unanticipated losses. If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. Quarterly comparisons of our financial results may not always be meaningful and should not be relied upon as an indication of our future performance.

We may be unable to utilize our federal net operating loss carryforwards to reduce our income taxes.
As of December 31, 2019, we had net operating loss ("NOL") carryforwards of $164.4 million and $129.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2028 and 2020, respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOL and tax credit carryforwards are subject to limitation. We also updated our Section 382 ownership change analysis through June 30, 2019, considering the recent changes in ownership following our IPO in October 2018. Based on the result of the analysis, we concluded that we did not undergo ownership change that would require for any additional limitations on our NOL carryforwards. We further concluded that the equity shift between June 30, 2019 to December 31, 2019 was not material, considering the changes in the outstanding number of shares at each respective periods. We will continually assess the need to update our Section 382 ownership change analysis, as we may experience ownership changes in the future that could materially limit our ability to use our NOL carryforwards, which may harm our future operating results by effectively increasing our future tax obligations.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the U.S. federal district courts are the exclusive forums for substantially all disputes between us and our stockholders, which restricts our stockholders’ ability to bring a lawsuit against us or our directors, officers, or employees in jurisdictions other than Delaware and federal district courts.
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

Our amended and restated certificate of incorporation also provides that the U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, in light of a Delaware Chancery Court opinion issued in December 2018, we announced that we currently do not intend to enforce this aspect of our forum selection clause.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet. Our headquarters houses our research, product development, marketing, finance, education, and administration functions. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space. We also lease office spaces in Gallarate, Italy, Mannheim, Germany and Knaresborough, United Kingdom to accommodate our European sales and marketing team.
Item 3. Legal Proceedings
On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. ("Plaintiff") v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the U.S. District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and a putative class of persons alleged to be similarly situated. The complaint alleges that we sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The plaintiff sought various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting us from sending or having sent advertisements by way of facsimile transmission. On December 23, 2019 the parties filed a joint stipulation of dismissal of the case in the District Court in the Northern District of California and on January 14, 2020, the parties executed a definitive settlement agreement (the "Settlement Agreement"), pursuant to which, we agreed to settle all disputes regarding the advertising faxes to the settlement class.
As this lawsuit is being resolved through a negotiated settlement and class resolution process, we believe that we will incur a loss associated with resolution of the claims against us. We accrued a litigation expense of $3.2 million during the year ended December 31, 2019 within general and administrative expenses in the consolidated financial statements. The accrual reflects the estimable and probable costs that we may incur based on estimated claims submitted by members of the settlement class, as defined in the Settlement Agreement. The final disposition of the lawsuit may result in a loss in excess of the aggregate recorded amount.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the Nasdaq Global Market under the symbol “SIBN”.
Holders of Record
As of March 6, 2020, we had 209 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended December 31, 2019.
Use of Proceeds from our Initial Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our initial public offering ("IPO") of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.4 million, after deducting the underwriting discount of $8.7 million and other offering-related expenses of $2.1 million. None of the expenses associated with our IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of December 31, 2019, approximately $39.5 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 6. Selected Financial Data.
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
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of December 31, 2019, more than 44,000 procedures have been performed by over 2,000 surgeons, in the U.S. and 35 other countries.
We introduced our second-generation implant, the iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of our first-generation iFuse Implant with a proprietary 3D-printed porous surface and fenestrated design.
In April 2019, we received clearance from the U.S. Food and Drug Administration ("FDA"), to promote the use of our iFuse system with the iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. We received CE marking and began marketing our iFuse system for the same indication in Europe in December 2019.
We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries.
In October 2018, we completed our initial public offering ("IPO") by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses payable by us. In January 2020, we received $50.3 million of net proceeds, after deducting the underwriting discounts and commissions but before offering expenses, from our public offering of 4,300,000 shares of our common stock, of which 2,490,053 shares were offered and sold by us. Further, in February 2020, the underwriters fully exercised its option to purchase 645,000 shares of our common stock at a public offering price of $21.50 per share for an additional net proceeds of $13.0 million to us, after deducting the underwriting discounts and commissions. For more information regarding this subsequent public offering, refer to Item 8. Financial Statements and Supplementary Data, “Note 14 - Subsequent Events” in the accompanying Notes to Consolidated Financial Statements.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provides us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among others, our key performance indicators including our ability to expand our sales force, increase surgeon activity, engage key opinion leaders and influence coverage and reimbursements.

Expanding our sales force

We made significant investments in our sales force. As of December 31, 2019, our U.S. sales force consisted of 56 territory sales managers directly employed by us and 37 third-party distributors, compared to 45 territory sales managers directly employed by us and 30 third-party distributors as of December 31, 2018. As of December 31, 2019, our international sales force consisted of 19 sales representatives directly employed by us and 27 exclusive third-party distributors, compared to 14 sales representatives directly employed by us and 23 exclusive third-party distributors as of December 31, 2018. We anticipate continuing to build our operations in the major European countries while establishing distributor arrangements in smaller ones. We believe that our expanded field organization allows us to reach more surgeons, educating them to include the sacroiliac joint in their differential diagnosis of lower back pain and to regularly perform the iFuse procedure for patients for whom the procedure is indicated.

Increasing surgeon activity

We grew our active surgeon base to 539 surgeons as of December 31, 2019, compared to 450 active surgeons as of December 31, 2018. We define an active surgeon to be a surgeon who has performed at least one case in the last three months. The increase in active surgeons is primarily due to training of additional surgeons throughout the year. We have several surgeon trainer consultants who train new surgeons, focusing on diagnosis and treatment. As of December 31, 2019, approximately 1,400 surgeons in the U.S. have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S. for training in the future.

Engaging key opinion leaders

We conduct training courses in several academic centers in the U.S. We are seeing interest from key opinion leaders at academic centers in our Bedrock technique. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique is based on our proprietary implants and is used to increase stability at the base of a long construct. Biomechanical data shows that placing iFuse implants with the Bedrock technique reduces sacroiliac joint motion by approximately 30% in conjunction with a long construct. Interest in the Bedrock technique has enabled our field sales representatives to access leading spine surgeons at important academic medical centers in the U.S. Our representatives are often then able to train a broader group of spine surgeons, including residents and fellows in training at the centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. We recently received CE mark clearance for the promotion of the Bedrock technique in Europe and we are now in the process of launching the promotion of this technique in select European markets. We believe that acceptance of the sacroiliac joint as a pain generator by leading spine surgeons may result in more widespread awareness of sacroiliac joint dysfunction and its role in causing certain types of chronic low back pain.

Influencing coverage and reimbursement

We made progress in 2019 in both the number of covered lives and the Medicare physician fee for surgeons performing minimally invasive sacroiliac fusion in the U.S.

•
Covered lives - As of December 31, 2019, of the U.S. payors covering 282.7 million lives that reimburse for iFuse, 147.9 million lives are covered by private payors, compared to 256.2 million covered lives, of which 121.7 million were covered by private payors as of December 31, 2018. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. As of December 31, 2019, 32 private payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 26 exclusive coverage policies as of December 31, 2018. These payors have based their exclusive coverage decisions on the quality of our data. Further, as of December 31, 2019 and 2018, 20 and 19, respectively, private payors are covering iFuse and other products for sacroiliac joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

•
Surgeon payment - The Center for Medicare & Medicaid Services ("CMS") announced in November 2019 that the U.S. national average physician fee reimbursement for minimally invasive sacroiliac joint fusion increased from $720, effective January 1, 2019 to $915, effective January 1, 2020. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. We believe that expanded coverage for minimally invasive sacroiliac fusion and the increase in physician reimbursement for the procedure may enable surgeons to treat more patients diagnosed with sacroiliac joint dysfunction with iFuse.

Components of Results of Operations
Revenue
We generate our revenue from sales of iFuse. Revenue from sales of iFuse fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, mix of Bedrock and lateral sacroiliac fusions, and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape. Further, revenue results can differ based upon the mix of business between U.S. and international sales and mix of our products either delivered at the point of implantation at the hospital or other medical facilities or delivered through distributors or to hospitals where the products were ordered in advance of the procedure. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of iFuse implants and instrument sets. Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, instrument set depreciation, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. We anticipate that our cost of goods sold will increase as case levels increase.
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
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our senior sales management, direct territory sales managers, territory associate representatives and third-party distributors. We expect our sales and marketing expenses to increase with the continued commercialization of our current and future products and continued investment in our global sales organization, including broadening our relationships with third-party distributors, expanding exclusivity commitments among them and increasing the number of our direct sales representatives, especially with increased reimbursement and adoption in the U.S. Our sales and marketing expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct territory sales managers in new territories.
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

Interest Income
Interest income is primarily related to our investments of excess cash in money market funds and marketable securities.
Interest Expense
Interest expense is primarily related to borrowings and amortization of debt issuance costs. Prior to our initial public offering, interest expense also included the amortization of debt discounts derived from the issuance of warrants.
Other Income (Expense), Net
Other income (expense), net consists primarily of net foreign exchange gains (losses) on foreign transactions. Prior to our initial public offering, other income (expense), net included changes in fair value of our preferred stock warrant liability. In connection with our IPO, our preferred stock warrant liability was reclassified to equity upon conversion of preferred stock warrants to common stock warrants.

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying consolidated financial statements:

	Year ended December 31, 2019		Year ended December 31, 2018
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$67,301	100%	$55,380	100%
Cost of goods sold	6,790	10%	4,833	9%
Gross profit	60,511	90%	50,547	91%
Operating expenses:
Sales and marketing	68,251	101%	44,497	80%
Research and development	7,279	11%	5,376	10%
General and administrative	20,984	31%	12,639	23%
Total operating expenses	96,514	143%	62,512	113%
Loss from operations	(36,003)	(53)%	(11,965)	(22)%
Interest and other income (expense), net:
Interest income	2,551	4%	769	2%
Interest expense	(4,949)	(7)%	(5,108)	(9)%
Other expense, net	(2)	—%	(1,149)	(2)%
Net loss	$(38,403)	(56)%	$(17,453)	(31)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Year ended December 31, 2019		Year ended December 31, 2018
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$61,843	92%	$50,137	91%
International	5,458	8%	5,243	9%
	$67,301	100%	$55,380	100%

Comparison of the years ended December 31, 2019 and 2018
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year ended December 31,
	2019	2018	$ Change	% Change
	(in thousands except for percentages)
Revenue	$67,301	$55,380	$11,921	22%
Cost of goods sold	6,790	4,833	1,957	40%
Gross profit	$60,511	$50,547	$9,964	20%
Gross margin	90%	91%
Revenue. Revenue increased $11.9 million, or 22%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This is primarily due to an increase of $11.7 million from growth of U.S. revenue due to the hiring of more sales force and training of new surgeons resulting to increased case volumes. Our international sales also increased $0.2 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 mainly due to increased case volumes.
Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $2.0 million, or 40%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to higher sales volumes. Higher net revenue resulted in increased gross profit of $10.0 million, or 20%. Gross margin decreased to 90% for the year ended December 31, 2019 as compared to 91% the year ended December 31, 2018 due to an increase in personnel in operations to support the growth of the business.
Operating Expenses:

	Year ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$68,251	$44,497	$23,754	53%
Research and development	7,279	5,376	1,903	35%
General and administrative	20,984	12,639	8,345	66%
Total operating expenses	$96,514	$62,512	$34,002
Sales and Marketing Expenses. Sales and marketing expenses increased $23.8 million, or 53%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to an increase of $8.6 million in salaries and other employee related costs, $2.5 million in travel expense, and $1.8 million in facilities and other related expenses as a result of an increase in headcount, $5.5 million in commissions due to increased sales, $2.7 million in stock-based compensation expense due to increase in headcount and issuance of stock grants with higher market value, and $2.7 million in training, advertising and marketing costs due to continued commercialization of our current and future products and continued investment in our global sales organization.
Research and Development Expenses. Research and development expenses increased $1.9 million, or 35%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to an increase of $0.9 million in salaries and other employee related costs, $0.4 million in stock-based compensation expense, and $0.6 million in facilities and other related expenses from increased research and development activities as well as higher headcount.
General and Administrative Expenses. General and administrative expenses increased $8.3 million, or 66%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily due to $3.2 million of accrued litigation expense in 2019, and increases of $0.8 million in salaries and employee related costs due to increases in headcount, $2.0 million in stock-based compensation from an increase in headcount and issuance of stock grants with higher market value, $1.3 million in consulting and professional services due to additional regulatory and other compliance services required for a public company, and $1.0 million in facilities and other expenses due to expansion of our general and administrative department.

Interest and Other Income (Expense), Net:

	Year ended December 31,		$ Change	% Change
	2019	2018
	(in thousands, except for percentages)
Interest income	$2,551	$769	$1,782	232%
Interest expense	(4,949)	(5,108)	159	(3)%
Other expense, net	(2)	(1,149)	1,147	(100)%
Total interest and other expense, net	$(2,400)	$(5,488)	$3,088	(56)%
Interest Income. Interest income increased $1.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, mainly as a result of full year investments in marketable securities during the year ended December 31, 2019 compared to partial year investments in marketable securities during the year ended December 31, 2018, following the IPO.
Interest Expense. Interest expense remained relatively unchanged for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Other Expense, Net. Other expense, net, decreased by $1.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the change in fair value of preferred stock warrant liability of $0.8 million recognized in the year ended December 31, 2018, and lower foreign currency exchange losses.
Liquidity and Capital Resources
As of December 31, 2019, we had cash and marketable securities of $93.1 million compared to $122.2 million as of December 31, 2018. Since inception, we have financed our operations through our initial public offering, private placements of preferred stock, debt financing arrangements, and the sale of our products. In January and February 2020, we received a total of $63.4 million of net proceeds after deducting underwriting discounts and commissions but before offering expenses, from a follow-on public offering of our common stock, including the underwriters' full exercise its option to purchase additional shares of our common stock. For more information regarding subsequent public offering, refer to Item 8. Financial Statements and Supplementary Data, “Note 14 - Subsequent Events” in the accompanying Notes to Consolidated Financial Statements.
As of December 31, 2019, we had an accumulated deficit of $195.6 million. During the years ended December 31, 2019 and 2018, we incurred a net loss of $38.4 million and $17.5 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. As of December 31, 2019 and 2018, we had $39.2 million and $39.0 million, respectively, principal amount of outstanding debt, net of debt issuance costs. The debt covenants associated with our current debt agreement require us to maintain a minimum cash balance and meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets as discussed in detail below. If we do not comply with these covenants, the debt will immediately become due.
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

Borrowings
Our outstanding debt is related to a term loan we entered with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal principal payments plus interest through December 2022. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee of the remaining interest payable for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan is collateralized by all of our assets, including intellectual property. The term loan requires us to maintain a minimum cash balance of $5.0 million.
Beginning in the first quarter of 2019, we are required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. We need to meet one or the other, but not both. If we do not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The remaining minimum net sales and trailing 12-month consolidated EBITDA targets are as follows:

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
	(in thousands)
March 31, 2020	$57,500	or	$1,000
June 30, 2020	$58,500	or	$2,000
thereafter, as applicable	$60,000	or	$3,000
As of December 31, 2019 and 2018, we were in compliance with all of our debt obligations and covenants.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations on the debt arrangements	$40,000	$4,444	$35,556	$—	$—
Interest obligations on the debt arrangements	9,331	4,677	4,654	—	—
Operating leases	5,128	1,102	1,932	1,729	365
Purchase obligations	403	403	—	—	—
Total	$54,862	$10,626	$42,142	$1,729	$365
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except for percentages)
Net cash provided by (used in):
Operating activities	$(31,627)	$(14,519)	$(17,108)	118%
Investing activities	13,491	(97,825)	111,316	(114)%
Financing activities	3,488	115,150	(111,662)	(97)%
Effects of exchange rate changes on cash and cash equivalents	(37)	(94)	57	(61)%
Net (decrease) increase in cash and cash equivalents	$(14,685)	$2,712	$(17,397)

Cash Used in Operating Activities
Net cash used in operating activities increased by $17.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Net cash used in operating activities for the year ended December 31, 2019 of $31.6 million resulted from cash outflows due to a net loss of $38.4 million, adjusted for $7.3 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $0.5 million. Net cash used in operating activities for the year ended December 31, 2018 of $14.5 million resulted from cash outflows due to a net loss of $17.5 million, adjusted for $4.0 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $1.0 million. The increase in net loss, net of non-cash items for the year ended December 31, 2019 compared to the year ended December 31, 2018 was mainly due to higher operating expenses from expansion of the business, partially offset by higher revenue. Cash outflows from changes in operating assets and liabilities for the years ended December 31, 2019 and 2018 were primarily due to increases in inventories and accounts receivable as a result of increased case volumes and growth of the business, partially offset by increases in accounts payable, accrued expenses and other liabilities due to timing of payments and accrual of litigation expense.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the year ended December 31, 2019 was $13.5 million compared to net cash used in investing activities of $97.8 million in the year ended December 31, 2018. Cash provided by investing activities for the year ended December 31, 2019 consisted of maturities of our marketable securities of $159.8 million, partially offset by purchases of marketable securities of $143.9 million and purchases of property and equipment of $2.4 million. Net cash used in investing activities for the year ended December 31, 2018 primarily consisted of purchases of marketable securities of $96.9 million, which was mainly from the net proceeds from our IPO, and purchases of property and equipment of $0.9 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the year ended December 31, 2019 was $3.5 million compared to $115.2 million in the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2019 consisted of proceeds received from stock option exercises of $1.5 million and proceeds received from issuance of shares of common stock under our employee stock purchase plan of $2.2 million, partially offset by payments due to additional accrual of public offering costs of $0.2 million. Cash provided by financing activities for the year ended December 31, 2018 consisted of proceeds from our IPO, net of underwriting discounts and commissions of $115.5 million, and proceeds from exercise of stock options of $1.6 million, partially offset by payments of public offering costs of $1.9 million and repurchases of common stock of $0.1 million.
Critical Accounting Policies, Significant Judgments, and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. We base our estimates on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For more comprehensive discussion of our significant accounting policies, refer to “Note 2 - Summary of Significant Account Policies” in the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:
•revenue recognition;
•stock-based compensation; and
•income taxes

Revenue Recognition
We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and distributors throughout the U.S. and Europe. Through the year ended December 31, 2018, in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"), we recognized revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.
As a result of the adoption of the new revenue standard in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") effective for the fiscal year ended December 31, 2019, we now recognize revenue when control is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. Under the new revenue recognition standard, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. There had been no material differences in our revenue recognition accounted for under ASC 605 and ASC 606. The adoption of the new revenue standard did not result to a material impact on our consolidated financial statements. For more comprehensive discussion of our adoption to the new revenue standards, refer to "Adoption of New Revenue Recognition Standard" in “Note 2 - Summary of Significant Account Policies” in the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. As it relates to product sales where our sales representative delivers the product at the point of implantation at hospital or other medical facilities, we continue to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents majority of our consolidated revenue. We also generate a small portion of our revenue from sale of products through distributors and hospital or medical facilities where the product is ordered in advance of a procedure. The performance obligation is the delivery of the product and therefore, we recognize revenue upon shipment to the customers, net of rebates and price discounts. We account for rebates and price discounts as reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, we have agreements in place consists of either a master services agreement or an approved price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. We also have agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. Our standard payment terms are generally net 30 to 90 days.
We consider sales commissions and related expenses as incremental and recoverable costs of acquiring customer contracts. Our sales commissions paid to our sales representatives commensurate for each surgery performed. The period of benefit is concurrent when we recognize our revenue, as such, we also recognize sales commission as expense when incurred.
Stock-Based Compensation

We apply the fair value recognition provisions of stock-based compensation. We recognize stock-based compensation expense over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, we reduce our stock-based compensation for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that we expect to vest. To the extent actual forfeitures differ from the estimates, we record the difference as a cumulative adjustment in the period that the estimates are revised.

We estimate the grant date fair value of stock options using the Black-Scholes option valuation model. The model requires us to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. A number of these assumptions are subjective, and their determination generally require judgment.

•
Expected Term - The expected term represents the period that we expect the share-based awards to be outstanding. We use the simplified method to determine the expected term as permitted by the guidance since we have no sufficient historical exercise patterns to estimate the expected life. The simplified method is calculated as the average of the time to vesting and the contractual life of the options.

•
Expected Volatility - Since we became public in October 2018 and have no sufficient trading history, we use stock price volatility using the average historical volatilities of publicly traded companies within our industry that we consider comparable to our business over a period approximately equal to the expected term of our stock options.

•	Risk-Free Interest Rate - We base the risk-free interest rate on the U.S. Treasury zero coupon issued in effect at the time of grant for periods corresponding with the expected term of the option.

•	Dividend Yield - We have not paid any dividends and we have no current plans to pay dividends on our common stock. As such, we use expected dividend yield of zero.

We base the fair value of the restricted stock unit ("RSU") grant on the market price of our common stock on the date of grant.

Prior to IPO, the fair value of the shares of our common stock has historically been determined by our Board of Directors since there were no public market information available for our common stock. The estimated fair value of our common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our Board of Directors, with the assistance of management and independent third-party valuation experts, developed these valuations and took into account numerous factors, including developments at our company, market conditions, and contemporaneous independent third-party valuations. In valuing our common stock, the fair value of our business, or enterprise value, was determined using both the income approach and market approach. The income approach estimates value based on the expectation of future cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. The assumptions used in determining the fair value of our common stock involved management's best estimates and judgments at the time the valuation was performed. Subsequent to our IPO, we now use the market closing price our common stock as reported on the Nasdaq Global Market on the date of grant.
We record equity instruments issued to non-employees at their fair value on the measurement date which are subject to periodic adjustments as the underlying equity instruments vest. We believe that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. We recognize stock-based compensation related to stock options granted to non-employees as the stock options are earned.
In the event we modify the underlying terms of stock options on which stock-based compensation was granted, we recognize additional expense for any modification that increases the total fair value of the share-based payment arrangement at the modification date.
Income Taxes
We account for income taxes under the liability method, whereby we determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which we expect the differences to affect taxable income.
We recognize uncertain tax positions when it meets a more-likely-than-not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit may change as new information becomes available.

We record a valuation allowance to reduce deferred tax assets when management cannot conclude that it is more-likely-than-not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more-likely-than-not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. There is judgment required in determining whether we should record the valuation allowance against deferred tax assets. We continue to maintain a full valuation allowance against our deferred tax assets due to the uncertainty surrounding realization of these assets. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Seasonality
Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year. However, taken as a whole, seasonality does not have a material impact on our financial results.

JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, are not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recent Accounting Pronouncements
See Note 2 of Notes to Consolidated Financial Statements for related discussions on recently adopted accounting standards and updates on recently issued accounting standards not yet effective, which information is incorporated by reference here.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
March 11, 2020

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,435	$25,120
Short-term investments	81,345	97,103
Accounts receivable, net of allowance for doubtful accounts of $238 and $263, respectively	11,720	8,486
Inventory	5,452	3,343
Prepaid expenses and other current assets	2,510	1,990
Total current assets	111,462	136,042
Long-term investments	1,278	—
Property and equipment, net	3,954	2,154
Other non-current assets	315	325
TOTAL ASSETS	$117,009	$138,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,811	$2,146
Accrued liabilities and other	11,605	6,860
Current portion of long-term borrowings	4,358	—
Total current liabilities	18,774	9,006
Long-term borrowings	34,865	38,963
Other long-term liabilities	362	360
TOTAL LIABILITIES	54,001	48,329

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,163,803 and 24,450,757 shares issued and outstanding, respectively	3	3
Additional paid-in capital	258,121	246,927
Accumulated other comprehensive income	464	439
Accumulated deficit	(195,580)	(157,177)
TOTAL STOCKHOLDERS’ EQUITY	63,008	90,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,009	$138,521

The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018
Revenue	$67,301	$55,380
Cost of goods sold	6,790	4,833
Gross profit	60,511	50,547
Operating expenses:
Sales and marketing	68,251	44,497
Research and development	7,279	5,376
General and administrative	20,984	12,639
Total operating expenses	96,514	62,512
Loss from operations	(36,003)	(11,965)
Interest and other income (expense), net:
Interest income	2,551	769
Interest expense	(4,949)	(5,108)
Other expense, net	(2)	(1,149)
Net loss	(38,403)	(17,453)
Other comprehensive income (loss):
Unrealized gain of marketable securities	44	10
Changes in foreign currency translation	(19)	27
Comprehensive loss	$(38,378)	$(17,416)

Net loss per share, basic and diluted	$(1.55)	$(2.20)

Weighted-average number of common shares used to compute basic and diluted net loss per share	24,705,980	7,950,284
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	11,871,578	$118,548	3,603,140	$1	$9,943	$402	$(139,724)	$(129,378)
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	289,077	—	1,136	—	—	1,136
Issuance of common stock upon exercise of unvested stock options	—	—	106,028	—	—	—	—	—
Conversion from preferred stock to common stock	(11,871,578)	(118,548)	12,066,654	1	118,547	—	—	118,548
Conversion from preferred stock warrants to common stock warrants	—	—	—	—	1,248	—	—	1,248
Issuance of common stock from warrants exercise	—	—	121,486	—	—	—	—	—
Issuance of common stock from IPO proceeds, net	—	—	8,280,000	1	113,602	—	—	113,603
Repurchase of unvested early exercised stock options	—	—	(15,628)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,312	—	—	2,312
Vesting of early exercised stock options	—	—	—	—	139	—	—	139
Foreign currency translation	—	—	—	—	—	27	—	27
Unrealized gain of marketable securities	—	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	—	(17,453)	(17,453)
Balances as of December 31, 2018	—	—	24,450,757	3	246,927	439	(157,177)	90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	444,788	—	1,490	—	—	1,490
Issuance of common stock related to employee stock purchase plan	—	—	168,457	—	2,203	—	—	2,203
Issuance of common stock upon vesting of restricted stock units	—	—	108,631	—	—	—	—	—
Repurchase of unvested early exercised stock options	—	—	(8,830)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,464	—	—	7,464
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Additional accrual of IPO related costs	—	—	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	—	—	(19)	—	(19)
Unrealized gain on marketable securities	—	—	—	—	—	44	—	44
Net loss	—	—	—	—	—	—	(38,403)	(38,403)
Balances as of December 31, 2019	—	$—	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(38,403)	$(17,453)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,464	2,312
Depreciation and amortization	774	722
Accretion on marketable securities	(1,413)	(209)
Amortization of debt issuance costs	259	259
Change in fair value of redeemable convertible preferred stock warrants	—	826
Loss on sale and disposal of property and equipment	171	52
Changes in operating assets and liabilities
Accounts receivable	(3,236)	(1,028)
Inventory	(2,105)	(759)
Prepaid expenses and other assets	(515)	(752)
Accounts payable	383	251
Accrued liabilities and other	4,994	1,260
Net cash used in operating activities	(31,627)	(14,519)
Cash flows from investing activities
Maturities of marketable securities	159,800	—
Purchases of marketable securities	(143,864)	(96,883)
Purchases of property and equipment	(2,445)	(942)
Net cash provided by (used in) investing activities	13,491	(97,825)
Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	115,506
Proceeds from the exercise of common stock options	1,490	1,614
Proceeds from issuance of common stock under employee stock purchase plan	2,203	—
Repurchase of unvested early exercised stock options	(38)	(73)
Payments of public offering costs	(167)	(1,897)
Net cash provided by financing activities	3,488	115,150
Effect of exchange rate changes on cash and cash equivalents	(37)	(94)
Net (decrease) increase in cash and cash equivalents	(14,685)	2,712
Cash and cash equivalents at
Beginning of year	25,120	22,408
End of year	$10,435	$25,120
Supplemental disclosure of cash flow information
Cash paid for interest	$4,949	$5,500
Supplemental disclosure of non-cash information
Conversion of redeemable convertible preferred stock to common stock	—	118,547
Conversion of preferred stock warrants to common stock warrants	—	1,248
Vesting of early exercised stock options	197	139
Purchases of property and equipment included in accounts payable and accrued liabilities	375	82
Public offering costs included in accounts payable	—	7
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of the most common types of sacroiliac joint disorders that cause lower back pain. The Company introduced its primary product, the iFuse Implant System, or iFuse, in 2009 in the U.S., in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world.
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
Initial Public Offering
On October 16, 2018, the Company’s Registration Statement on Form S-1 (File No. 333-227445) relating to the initial public offering ("IPO") of its common stock was declared effective by the Securities and Exchange Commission ("SEC"). Pursuant to such Registration Statement, the Company sold 8,280,000 shares at an initial public offering price of $15.00 per share for net proceeds of $113.4 million to the Company, net of underwriting discounts and commissions and offering costs. Upon the closing of the IPO, all of the Company's outstanding shares of redeemable convertible preferred stock were automatically converted into an aggregate of 12,066,654 shares of common stock and the Company's outstanding warrants to purchase 156,550 shares of redeemable convertible preferred stock were automatically converted into warrants to purchase an aggregate of 160,657 shares of common stock, resulting in reclassification of the related redeemable convertible preferred stock warrant liability of $1.2 million to additional paid-in-capital.
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
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies. Those standards apply to companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company continues to be an emerging growth company until December 31, 2023, unless one of the following occurs: (i) if the Company's total annual gross revenues are $1.07 billion or more; or (ii) the Company has issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) the Company becomes a "large accelerated filer," as defined in Rule 12b-2 of the Exchange Act.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Operating segments are based on components of the Company that engage in business activities that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker ("CODM"), to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The CODM for the Company are the Chief Executive Officer ("CEO") and Chief Operating Officer & Chief Financial Officer ("COO/CFO"). The CEO and the COO/CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Year ended December 31,
	2019	2018
	(in thousands)
United States	$61,843	$50,137
International	5,458	5,243
	$67,301	$55,380
Foreign Currency
The Company’s foreign subsidiaries use local currency as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenue, costs and expenses are translated into U.S. dollars using average exchange rates for the period. Gains and losses from foreign currency translation are recorded as a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are recognized as a component of other income (expense), net.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and marketable securities. The Company’s cash and marketable securities are deposited with financial institutions in the U.S. and in Europe. The majority of the Company’s cash and marketable securities are deposited with a single financial institution in the U.S. Deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any net losses on its deposits of cash and marketable securities.
The Company’s revenue and accounts receivable are spread across a large number of customers, primarily in the U.S., and no customer accounts for more than 10% of total revenue or gross accounts receivable in any period presented.
Other Risks and Uncertainties
The Company is subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, the ability to obtain adequate coverage and reimbursement from third-party payors and uncertainty of market acceptance of products.
The Company is dependent on third-party manufacturers and suppliers, in some cases single source suppliers. The Company currently has limited long term contracts with its key suppliers and is subject to risks such as manufacturing failures, non-compliance with regulatory requirements, price fluctuations, inability to properly meet demand and third-party supplier discontinuation of operations.

Liquidity

As of December 31, 2019, the Company had cash and marketable securities of $93.1 million compared to $122.2 million as of December 31, 2018. Since inception, the Company financed its operations through its initial public offering, private placements of preferred stock, debt financing arrangements, and the sale of products. As of December 31, 2019, the Company's accumulated deficit was $195.6 million. During the years ended December 31, 2019 and 2018, the Company incurred a net loss of $38.4 million and $17.5 million, respectively.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has certain debt covenants associated with its current debt agreement. These covenants include a $5.0 million minimum cash balance and revenue targets, which if not met would result in the debt becoming immediately due. The Company is required to meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets. The Company was in compliance with all debt covenants as of December 31, 2019 and 2018.
Based upon the Company's current operating plan, the Company believes that its existing cash and marketable securities will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next 12 months. The Company continues to face challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes that the Company may make to the business that affect ongoing operating expenses; (c) changes that the Company may make in its business strategy; (d) regulatory developments affecting the Company's existing products; (e) changes that the Company may make in its research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The Company's marketable securities are classified as Level 1 or Level 2 of the fair value hierarchy as defined below. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate.
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
Marketable Securities
The Company's marketable securities primarily consist of investments in money market funds, U.S. treasury securities, corporate bonds and commercial paper. All of the Company's marketable securities are available-for-sale and are classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original or remaining maturity is more than twelve months. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) ("OCI") on the consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net on the consolidated statements of operations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. Through December 31, 2019 and 2018, the Company has not experienced impairment losses on its long-lived assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and distributors throughout the U.S. and Europe. Through the year ended December 31, 2018, in accordance with ASC Topic 605, Revenue Recognition ("ASC 605"), the Company recognized revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.
As a result of the adoption of the new revenue standard in accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") effective for the fiscal year ended December 31, 2019, the Company now recognizes the revenue when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the new revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. There had been no material differences in the Company’s revenue recognition accounted for under ASC 605 and ASC 606. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through distributors and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either the customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an approved price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.
Shipping and Handling Costs
Shipping and handling costs are treated as fulfillment costs, which are expensed as incurred and are included in cost of goods sold.
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. The Company’s sales commissions paid to its sales representatives is generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. The period of benefit is concurrent with when the Company recognizes its revenue and as such, the Company recognizes sales commission as expense when incurred.
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2019 and 2018.
Medical Device Excise Tax
In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, the Company began to incur an excise tax on sales of medical devices in the U.S. The Company recorded the medical device excise tax within the cost of goods sold in the consolidated statements of operations and comprehensive loss when incurred. Effective January 1, 2016, the Consolidated Appropriations Act of 2016, which was signed into law in December 2015, included a two-year suspension on the medical device excise tax. In January 2018, the suspension on the tax on medical devices was further extended through January 1, 2020. In December 2019, the U.S. Senate passed a bipartisan legislation to permanently repeal the medical device excise tax.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development
Research and development costs are charged to operations as incurred and consist of costs incurred by the Company for the development of the Company’s product which primarily include (1) employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense (2) external research and development expenses (3) other expenses, which include direct and allocated expenses for facilities and other costs.
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $0.4 million and $0.7 million for the year ended December 31, 2019 and 2018, respectively.
Loss Contingency

The Company is subject to various potential loss contingencies arising in the ordinary course of business. From time to time, the Company may be involved in certain proceedings, legal actions, and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within the Company's control and may not be known for prolonged periods of time. In some actions, the claimants may seek damages, as well as other relief, including injunctions which may prohibit the Company to engage in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. The Company records a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.
Stock-Based Compensation

The Company applies the fair value recognition provisions of stock-based compensation. Stock-based compensation expense is recognized over the requisite service period using the straight-line method and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent actual forfeitures differ from the estimates, the difference will be recorded as a cumulative adjustment in the period that the estimates are revised.
The Company estimates the grant date fair value of stock options using the Black-Scholes option valuation model. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. A number of these assumptions are subjective, and their determination generally require judgment.

•
Expected Term - The expected term represents the period that the share-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term as permitted by the guidance since the Company has no sufficient historical exercise patterns to estimate the expected life. The simplified method is calculated as the average of the time to vesting and the contractual life of the options.

•
Expected Volatility - Since the Company became public in October 2018 and has no sufficient trading history, the Company uses stock price volatility using the average historical volatilities of publicly traded companies within its industry that the Company considers to be comparable to its business over a period approximately equal to the expected term for its stock options.

•	Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury zero coupon issued in effect at the time of grant for periods corresponding with the expected term of the option.

•	Dividend Yield - The Company has not paid any dividends and has no current plans to pay dividends on its common stock. As such, the Company uses expected dividend yield of zero.
The fair value of the restricted stock unit ("RSU") grant is based on the market price of the Company’s common stock on the date of grant.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to IPO, the fair value of the shares of the Company's common stock has historically been determined by its Board of Directors since there were no public market information available for the Company's common stock. The estimated fair value of the Company's common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Company's Board of Directors, with the assistance of management and independent third-party valuations, developed these valuations and took into account numerous factors, including developments of the Company, market conditions, and contemporaneous independent third-party valuations. In valuing the Company's common stock, the fair value of its business, or enterprise value, was determined using both the income approach and market approach. The income approach estimates value based on the expectation of future cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. The assumptions used in determining the fair value of the Company's common stock involved management's best estimates and judgments at the time the valuation was performed. Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the Nasdaq Global Market on the date of grant.
Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustments as the underlying equity instruments vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. Stock-based compensation related to stock options granted to non-employees is recognized as the stock options are earned.
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

The Company recognizes uncertain tax positions when it meets a more-likely-than-not threshold. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.
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
Comprehensive Loss
Comprehensive loss represents all changes in the stockholders’ equity (deficit) except those resulting from distributions to stockholders. The Company’s unrealized foreign currency translation income (losses) and unrealized gains (losses) on marketable securities represent the two components of other comprehensive income that are excluded from the reported net loss for each of the reporting periods and has been presented in the consolidated statements of operations and comprehensive loss.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering Costs
Specific incremental costs (i.e. consisting of legal, accounting and other fees and costs) directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering. In the event a planned offering of securities does not occur or is significantly delayed, all of the costs will be expensed. Upon completion of the IPO on October 16, 2018, the previously deferred and capitalized public offering costs incurred which were recorded within prepaid expenses and other current assets were charged against the gross proceeds of the offering. No public offering cost was deferred as of December 31, 2018.
On November 13, 2019, the Company filed a Shelf Registration Statement on Form S-3 with the SEC that was declared effective by the SEC on November 25, 2019, registering a proposed maximum aggregate primary offering of $200.0 million of  unspecified number of shares of common stock; shares of preferred stock; debt securities; or warrants to purchase shares of common stock that the Company may offer in one or more offerings on terms to be determined at the time of sale (the "Prior Registration Statement"). On December 27, 2019, the Company filed a Shelf Registration Statement on Form S-3 with the SEC that was declared effective by the SEC on January 2, 2020, registering the unsold maximum aggregate primary offering under the Prior Registration Statement and additional 2,000,000 shares of the Company's common stock held by the selling stockholders to be named in a prospectus supplement, that may, from time to time, offer or sell in a secondary offering. The incremental costs incurred directly attributable to the shelf filing of $0.1 million were deferred within prepaid expenses and other current assets as of December 31, 2019. See “Note 14 - Subsequent Events” in the accompanying Notes to Consolidated Financial Statements for discussions regarding the subsequent public offering.
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
In connection with the IPO, all of the Company's redeemable convertible preferred stock warrants were automatically converted into common stock warrants. The redeemable convertible preferred stock warrants were classified as liabilities on the consolidated balance sheet at their estimated fair value because the shares underlying the warrants required the Company to transfer assets to the holders at a future date. The redeemable convertible preferred stock warrants were measured at fair value and were subjected to re-measurement at each balance sheet date. The change in fair value were recognized in other income (expense), net on the consolidated statements of operations. The Company estimated the fair value of these liabilities using option pricing models and assumptions that were based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.
Adoption of New Revenue Recognition Standard
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for fiscal years beginning after December 15, 2017 for public companies, and for fiscal years beginning after December 15, 2018, and interim periods beginning after December 15, 2019, for private companies. Early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which relates to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In November 2018, the FASB issued ASU 2018-18, which clarifies when transactions between participants in a collaborative arrangement are within the scope of the FASB’s new revenue standard.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted this standard using the modified retrospective method effective for the year ended December 31, 2019.This approach was applied to all contracts that were not completed as of January 1, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company was not required to adopt the new revenue standard in the interim reporting periods on the year of adoption and is not required, and intends not, to revise its 2019 interim periods which were reported under ASC 605. The adoption of the new revenue standard did not result to a material impact on the Company’s consolidated financial statements and no adjustment was made to the opening balance of accumulated deficit at January 1, 2019. The comparative 2018 period has not been adjusted and continued to be reported under ASC 605. ASC 606's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or medical facilities, which represents majority of the Company's revenue, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company expects to continue to recognize the revenue upon shipments to the customers, net of rebates and price discounts. Additionally, the new standard requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company’s sales commissions paid to its sales representatives is generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. As such, the Company recognize sales commission as expense when incurred.
The Company disaggregates revenues from contracts with customers into geographical regions. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. For information revenue by geography, refer to Segments in “Note 2 - Summary of Significant Accounting Policies" in the accompanying Notes to Consolidated Financial Statements.
Other Recently Adopted Accounting Standards
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In November 2019, the FASB issued ASU 2019-10, which revised the mandatory effective dates of the new lease standard. For public companies, the new guidance remained effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the new guidance is now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is still permitted for any interim or annual financial statements not yet issued.
As an emerging growth company, the new lease standard is now effective for the Company for the fiscal year ending December 31, 2021 and interim periods within fiscal year ending December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact to the Company's consolidated statements of income and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019 and ASU 2019-08 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements, but do not expect the standard will have a material impact on our consolidated financial statements.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements and anticipates adopting the standard for the fiscal year ending December 31, 2020.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities

The table below summarizes the marketable securities:

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$3,068	$—	$—	$3,068
Commercial paper	2,495	—	—	2,495
Cash equivalents	5,563	—	—	5,563

U.S. treasury securities	67,051	34	(2)	67,083
Corporate bonds	9,075	24	(2)	9,097
Commercial paper	5,165	—	—	5,165
Short-term investments	81,291	58	(4)	81,345

Corporate bonds	1,278	—	—	1,278
Long-term investments	1,278	—	—	1,278
Total marketable securities	$88,132	$58	$(4)	$88,186
The long-term investments outstanding as of December 31, 2019 mature in April 2021.

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$15,223	$—	$—	$15,223
U.S. treasury securities	1,000	—	—	1,000
Commercial paper	6,635	—	—	6,635
Cash equivalents	22,858	—	—	22,858

U.S. treasury securities	65,491	2	(4)	65,489
Corporate bonds	19,708	15	(3)	19,720
Commercial paper	11,894	—	—	11,894
Short-term investments	97,093	17	(7)	97,103
Total marketable securities	$119,951	$17	$(7)	$119,961

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurement
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. There were no other financial assets and liabilities that requires fair value hierarchy measurements and disclosures for the periods presented.
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$3,068	$—	$—	$3,068
U.S. treasury securities	67,083	—	—	67,083
Corporate bonds	—	10,375	—	10,375
Commercial paper	—	7,660	—	7,660
Total marketable securities	$70,151	$18,035	$—	$88,186

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$15,223	$—	$—	$15,223
U.S. treasury securities	66,489	—	—	66,489
Corporate bonds	—	19,720	—	19,720
Commercial paper	—	18,529	—	18,529
Total marketable securities	$81,712	$38,249	$—	$119,961
5. Balance Sheet Components
Inventory
As of December 31, 2019 and 2018, inventory consisted entirely of finished goods.
Property and Equipment, net:

	December 31, 2019	December 31, 2018
	(in thousands)
Machinery and equipment	$4,613	$3,785
Construction in progress	1,854	730
Computer and office equipment	598	407
Leasehold improvements	497	448
Furniture and fixtures	187	148
	7,749	5,518
Less: Accumulated depreciation and amortization	(3,795)	(3,364)
	$3,954	$2,154
Depreciation expense was $0.8 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities and Other:

	December 31, 2019	December 31, 2018
	(in thousands)
Accrued compensation and related expenses	$7,274	$5,425
Accrued litigation expense	3,200	—
Accrued professional services	392	583
Sales tax payable	370	388
Liability for early exercise of unvested stock options	97	331
Others	272	133
	$11,605	$6,860
6. Commitments and Contingencies
Operating Leases
The Company has an existing seven-year non-cancelable operating lease for an office building space of approximately 21,848 square feet, located in Santa Clara, California which lease commenced in April 2018. The Company also have non-cancelable operating leases for its office building spaces in Gallarate, Italy and Mannheim, Germany which both expire in November 2024 and in Knaresborough, United Kingdom, which expires in December 2026. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2020 to 2022.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases totaled approximately $1.2 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively.
The aggregate future minimum lease payments under all leases as of December 31, 2019 are as follows:

Year Ending December 31,	(in thousands)
2020	$1,102
2021	1,003
2022	929
2023	860
2024	869
Thereafter	365
$5,128
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. These outstanding commitments amounted to $0.4 million and $0.2 million as of December 31, 2019 and 2018, respectively. In addition, the Company also has other obligations for goods and services entered into in the normal course of business. These obligations, however, are either not enforceable or legally binding or are subject to change based on the Company's business decisions.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. ("Plaintiff") v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the U.S. District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and a putative class of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The plaintiff sought various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting the Company from sending or having sent advertisements by way of facsimile transmission. On December 23, 2019 the parties filed a joint stipulation of dismissal of the case in the District Court in the Northern District of California and on January 14, 2020, the parties executed a definitive settlement agreement (the "Settlement Agreement"), pursuant to which, the Company agreed to settle all disputes regarding the advertising faxes to the settlement class.
As this lawsuit is being resolved through a negotiated settlement and class resolution process, the Company believes that it will incur a loss associated with resolution of the claims against it. The Company has accrued litigation expense of $3.2 million during the year ended December 31, 2019 within general and administrative expenses in the consolidated financial statements. The accrual reflects the estimable and probable costs that the Company may incur based on estimated claims submitted by members of the settlement class, as defined in the Settlement Agreement. The final disposition of the lawsuit may result in a loss in excess of the aggregate recorded amount.

Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.
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
7. Borrowings

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	December 31, 2019	December 31, 2018
	(in thousands)
Principal outstanding	$40,000	$40,000
Less: unamortized debt issuance costs	(777)	(1,037)
Outstanding debt, net of debt issuance costs	$39,223	$38,963
Classified as:
Current portion of long-term borrowings	$4,358	$—
Long-term borrowings	$34,865	$38,963

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding debt is related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The total debt issuance costs of $1.3 million were recorded as a direct deduction from the carrying amount of the term loan on the consolidated balance sheet and are being amortized over the period of the term loan using the effective interest method to interest expense in the consolidated statement of operations. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022. The New Term Loan is collateralized by all of the Company's assets, including intellectual property. The term loan carries a fixed interest rate of 11.5% and a closing fee of 1.5% of the funded amount, or $0.6 million. The term loan includes a pre-payment fee equal to the interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The loan is a senior obligation secured with a blanket first lien on the assets of the Company. The effective interest rate for the year ended December 31, 2019 and 2018 was 12.3% and 12.3%, respectively.
The table below summarizes annual future minimum principal payments under the loan agreement as of December 31, 2019:

Year ending December 31,	(in thousands)
2020	$4,444
2021	17,778
2022	17,778
Total minimum principal payments	$40,000
The term loan requires the Company to maintain a minimum cash balance of $5.0 million and to achieve certain revenue targets. Beginning with the first quart of 2019, the Company is required to meet either minimum net sales or trailing 12-month consolidated EBITDA targets. The Company needs to meet one or the other, but not both. If the Company does not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The remaining minimum net sales and trailing 12-month consolidated EBITDA targets are as follows:

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
	(in thousands)
March 31, 2020	$57,500	or	$1,000
June 30, 2020	$58,500	or	$2,000
thereafter, as applicable	$60,000	or	$3,000
The Company was in compliance with all debt covenants as of December 31, 2019 and 2018.
8. Warrants

The table below summarizes common stock warrants issued and outstanding at both December 31, 2019 and 2018:

Date			Number of Shares Underlying Warrants	Price per Share	Fair Value (in thousands)
Issuance	Expiration
3/1/2017	3/1/2027	[a]	1,388	$5.94	$5	[b]
7/22/2013	7/22/2023	[a]	32,983	$9.10	122	[b]
11/26/2014	11/26/2024	[a]	6,680	$16.47	49	[b]
10/20/2015	10/20/2025	[a]	41,650	$16.47	396	[c]
11/9/2015	11/9/2025	[a]	25,709	$16.47	244	[c]
12/22/2016	12/22/2026	[a]	9,712	$10.03	45	[c]
			118,122		$861

[a]	Common stock warrants will remain outstanding until the earlier of the expiration date or the date exercised by the holder.

[b]	Fair value at the date of issuance.
[c] Fair value at the date of conversion from redeemable convertible preferred stock to common stock warrants in conjunction with the IPO on October 16, 2018.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Common and Preferred Stock
The Company's certificate of incorporate as amended and restated in October 2018, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2019 and 2018 were 25,163,803 shares and 24,450,757 shares, respectively. As of December 31, 2019 and 2018, there was no preferred stock issued and outstanding. See “Note 14 - Subsequent Events” in the accompanying Notes to Consolidated Financial Statements for discussions regarding issuance of additional common stock through a subsequent public offering.
The holders of common stock are entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board of Directors. There have been no dividends declared to date.
10. Stock-Based Compensation
2008 Stock Option Plan and 2018 Equity Incentive Plan
In April 2008, the Company adopted the 2008 Stock Option Plan (the "2008 SOP"), as amended, under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. In October 2018, the Company adopted the 2018 Equity Incentive Plan (the "2018 EIP"), which serves as the successor to the 2008 SOP, under which the Board of Directors may issue incentive and non-qualified stock options and RSUs to employees, directors and consultants. No new options have been granted under the 2008 SOP since August 2018. Outstanding options under the 2008 SOP continue to be subject to the terms and conditions of that plan.
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. On January 1, 2019, the total number of shares of common stock reserved for issuance increased by 1,222,538 shares. The Company filed a Registration Statement on Form S-8 on March 22, 2019 to register these additional shares reserved for issuance under the 2018 EIP. As of December 31, 2019, a total of 2,567,295 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2020, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 1,258,190 shares.
The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and the exercise price. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. The exercise price of an incentive stock option and a non-qualified stock option shall not be less than 100% and 85%, respectively, of the fair market value on the date of grant.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	3,001,929	$4.15
Granted	100,080	$8.88
Exercised	(395,117)	$4.08
Canceled and forfeited	(65,694)	$4.81
Outstanding as of December 31, 2018	2,641,198	$4.27
Granted	638,983	$20.89
Exercised	(444,924)	$3.36
Canceled and forfeited	(116,286)	$11.30
Outstanding as of December 31, 2019	2,718,971	$8.02	6.83	$36,872
Options vested and exercisable as of December 31, 2019	2,126,781	$5.32	6.27	$34,463
Options vested and expected to vest as of December 31, 2019	2,652,883	$7.80	6.76	$36,540
The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 amounted to $6.8 million and $3.6 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The fair value of the Company's common stock prior to the IPO was based on the third-party valuations as determined by the Company's Board of Directors. Subsequent to IPO, the Company uses market price at for its common stock as reported on the Nasdaq Global Market. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2019 represents the difference between the weighted average exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2019 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.84	-	$2.11	87,394	1.52	$1.56	87,394	$1.52
$3.24	-	$3.98	564,938	4.35	$3.47	564,938	$3.50
$4.32	-	$5.94	1,409,650	7.11	$4.63	1,306,033	$4.61
$6.84	-	$7.92	39,844	7.96	$7.32	20,298	$7.20
$17.72	-	$18.96	154,189	9.37	$17.85	51,110	$17.82
$19.02	-	$22.00	462,956	9.05	$21.91	97,008	$21.94
			2,718,971	6.83	$8.02	2,126,781	$5.32

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of all options granted were $9.78 per share and $3.98 per share for the years ended December 31, 2019 and 2018, respectively. The table below summarizes the assumptions used to estimate the grant date fair value of the stock options granted during the respective periods using the Black-Scholes option-pricing model:

	Year ended December 31,
	2019			2018
Expected term (years)	5.0	to	7.0	5.0	to	7.0
Expected volatility	41.7%	to	47.3%	42.0%	to	47.0%
Risk-free interest rate	1.3%	to	2.6%	2.4%	to	3.0%
Dividend yield	—%			—%
As of December 31, 2019, there was $5.5 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 2.6 years.

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity (deficit) as the options vest. As of December 31, 2019 and 2018, the Company had a total of 21,404 and 74,019 shares of common stock, respectively, subject to repurchase under the Plan and $0.1 million and $0.3 million, respectively, of associated liabilities for the repurchase.
Restricted Stock Units

The following table summarizes restricted stock units activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2017	—	$—
Granted	54,036	$11.79
Canceled and forfeited	(600)	$20.60
Outstanding as of December 31, 2018	53,436	$11.69
Granted	639,726	$20.14
Vested	(108,631)	$19.10
Canceled and forfeited	(41,490)	$18.48
Outstanding as of December 31, 2019	543,041	$19.72
As of December 31, 2019, there was a total unrecognized compensation cost of $8.6 million. These costs are expected to be recognized over a period of approximately 3.1 years.
Employee Stock Purchase Plan
Under the Company's 2018 Employee Stock Purchase Plan (the "ESPP") adopted in October 2018, the Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 515,307 shares of common stock originally reserved for issuance under the ESPP. Under the ESPP, the number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year, starting on January 1, 2019, and continuing through January 1, 2029, by an amount equal to (i) the lesser of 1% of the total number of shares of the Registrant’s common stock outstanding on December 31st of the preceding calendar year, and (ii) 555,555 shares of common stock. On March 22, 2019, the Company filed a Registration Statement on Form S-8 to register 244,507 additional shares of common stock for issuance under the ESPP. As of December 31, 2019, a total of 591,357 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2020, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 251,638 shares.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the year ended December 31, 2019 and 2018, the Company recognized $0.8 million and $0.2 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2019, the unrecognized compensation cost for the ESPP was $0.3 million.

The Company estimated the fair value of ESPP purchase rights during the offer period using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2019			2018
Expected term (years)	0.5			0.5
Expected volatility	38.3%	to	58.4%	44.0%
Risk-free interest rate	1.6%	to	2.4%	2.5%
Dividend yield	—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year ended December 31,
	2019	2018
	(in thousands)
Cost of goods sold	$185	$34
Sales and marketing	3,335	651
Research and development	516	156
General and administrative	3,428	1,471
	$7,464	$2,312
11. Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board of Directors. The Company has made no contributions to the 401(k) plan since its inception up to December 31, 2018. Effective January 1, 2019, the Company made a discretionary matching contribution equal to dollar for dollar employee contribution, up to 3% eligible compensation of the employee, with a maximum annual contribution from the Company of one thousand dollars per employee. Further, in order for an employee to receive the matching contribution, the employee must be at least 21 years old, work at least 1,000 hours per year, and must be employed by the Company from January 2, 2019 through December 31, 2019. For the year ended December 31, 2019, the Company made $0.1 million contributions to the 401(k) plan.
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year ended December 31,
	2019	2018
	(in thousands, except share and per share data)
Net loss	$(38,403)	$(17,453)

Weighted-average shares used to compute basic and diluted net loss per share	24,705,980	7,950,284	*

Net loss per share, basic and diluted	$(1.55)	$(2.20)

*	Calculated based on the 1-for-18 reverse stock split effected October 4, 2018.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the Company has reported a net loss in all periods presented, outstanding stock options, restricted stock units, shares subject to repurchase, ESPP purchase rights and common stock warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for the periods presented. The following anti-dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented:

	Year ended December 31,
	2019	2018
Stock options	2,718,971	2,641,198
Restricted stock units	543,041	53,436
Shares subject to repurchase	21,404	74,019
ESPP purchase rights	65,442	89,606
Common stock warrants	118,122	118,122
	3,466,980	2,976,381
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Domestic	$(37,709)	$(16,835)
Foreign	(694)	(618)
Loss before income taxes	$(38,403)	$(17,453)

There was no provision for income taxes recorded for the years ended December 31, 2019 and 2018. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
On December 22, 2017, the U.S. enacted a law commonly known as the Tax Cuts and Jobs Act (the “Act”) which makes widespread changes to the Internal Revenue Code, including a reduction in the federal corporate tax rate from 35.0% to 21.0%, and move from a worldwide tax system to territorial system. As a result of the enactment of the Act, during the year ended December 31, 2018, the Company recognized a reduction to its deferred tax assets of approximately $15.8 million. The reduction to Company's deferred tax assets did not result in the recognition of provision for income taxes as the Company maintains full valuation allowance on its net deferred tax assets.

The components of deferred income taxes are as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Federal	$8,523	$3,555
State	1,569	822
Foreign	(200)	200
Total deferred income taxes	9,892	4,577
Change in deferred tax valuation allowance	(9,892)	(4,577)
Net deferred income tax	$—	$—

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year ended December 31,
	2019	2018
Tax at statutory federal rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(4.1)%	(5.3)%
Tax credits	(0.7)%	(0.7)%
Change in deferred tax valuation allowance	25.8%	26.2%
Other	—%	0.8%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year ended December 31,
	2019	2018
	(in thousands)
Net operating loss carryforwards	$42,032	$35,067
Research and development credits	2,428	2,255
Accruals and reserves	4,222	2,059
Stock compensation	1,512	899
Depreciation and amortization	110	132
Total deferred tax assets	50,304	40,412
Less: Valuation allowance	(50,304)	(40,412)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the year ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$40,412	$35,835
Additions during the period	9,892	4,577
Ending balance	$50,304	$40,412

As of December 31, 2019, the Company had net operating loss (“NOL”) carryforwards of approximately $164.4 million and $129.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2028, and the state NOL carryforward begins to expire in 2020.

As of December 31, 2019, the Company had credit carryforwards of approximately $2.1 million and $2.2 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Reform Act of 1986 limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if the Company experiences a greater than 50% aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (California has similar laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not utilized any NOL carryovers through December 31, 2019. In addition, the Company’s deferred tax assets are subject to full valuation allowance, and thus no benefit for deferred tax assets have been recorded. The Company has determined that it experienced Section 382 ownership changes in 2010 and $1.4 million of its NOL carryforwards are limited. The Company also updated its Section 382 ownership change analysis through June 30, 2019, considering the recent changes in ownership following its IPO in October 2018. Based on the result of the analysis, the Company concluded that it did not undergo ownership change that would require additional limitations on its NOL carryforwards. The Company further concluded that the equity shift between June 30, 2019 to December 31, 2019 was not material, considering the changes in the outstanding number of shares at each respective period. The Company will continually assess the need to update its Section 382 ownership change analysis, as the Company may experience ownership changes in the future that could materially limit its ability to use its NOL carryforwards.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2019 and 2018 consisted of the following:

	Year ended December 31,
	2019	2018
	(in thousands)
Balance at beginning of the year	$1,084	$993
Increases related to current year's tax positions	203	91
Balance at end of the year	$1,287	$1,084

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2019 and 2018. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2019 and 2018. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examinations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events

Public Offering of Common Stock

Pursuant to the Shelf Registration Statement on Form S-3 which was declared effective by the SEC on January 2, 2020 and the Final Prospectus Supplement dated January 22, 2020, on January 27, 2020, the Company sold 2,490,053 shares at a follow-on public offering price of $21.50 per share for a net proceeds of $50.3 million to the Company, after deducting the underwriting discounts and commissions but before offering expenses. Upon completion of the offering and issuance of common stock, the Company had 27,708,111 shares of common stock outstanding. The Company also granted the underwriters an option for a period of 30 days from the date of filing the prospectus supplement to purchase up to 645,000 additional shares of the Company's common stock at a public offering price of $21.50 per share. On February 24, 2020, the underwriters fully exercised its option to purchase additional shares of the Company's common stock for an additional net proceeds of $13.0 million to the Company, after deducting the underwriting discounts and commissions. The Company intends to use the net proceeds from this offering to support the continued commercial expansion of its iFuse system, sales and marketing, surgeon training and clinical studies, as well as working capital and general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses; however, the Company currently has no agreements or commitments to complete any such transactions.

In addition to the shares sold by the Company in the public offering, on January 27, 2020, the selling stockholders sold 1,809,947 shares of the Company’s common stock previously held by the selling shareholders at a price to the public of $21.50 per share. The Company did not receive any proceeds from the sales by the selling shareholders. In conjunction with the sales by the selling shareholders, the Company incurred offering costs associated with the selling of shares by the selling shareholders, which will be recognized as transaction costs within general and administrative expenses on consolidated statement of operations in the first quarter of 2020.

Settlement Agreement

On January 14, 2020, the Company entered into a definitive settlement agreement related to an outstanding legal proceeding. For information regarding this legal proceeding, refer to Legal Proceedings in “Note 6 - Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Joint Development Agreement with a Related Party

On February 24, 2020, the Company entered into a joint development agreement (the "Development Agreement") with SeaSpine Orthopedics Corporation ("SeaSpine") to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015.

Pursuant to the development Plan, SeaSpine shall use reasonable efforts to assist in the develop of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments of approximately $10,000 to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either parties, in situations defined in the Development Agreement.

Supplementary Data
Selected Quarterly Consolidated Financial Data (Unaudited)
As a "smaller reporting company," we are not required to provide the information required by this Item.

Schedule II - Valuation and Qualifying Accounts

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
As of December 31, 2019, our management, with the participation of our Chief Executive Officer ("CEO") and our Chief Operating Officer & Chief Financial Officer ("COO/CFO"), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our COO/CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance”, and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our website at www.si-bone.com. The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website in the future (1) the nature of any substantive amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance”, respectively, in our 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2020 Proxy Statement.

PART IV
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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.5	10/5/2018
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7#	Manufacturing, Quality and Supply Agreement, dated January 31, 2017, between the Registrant and rms Company and Addendum No. 1 dated July 7, 2017.	S-1	333-227445	10.6	9/20/2018
10.8+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.9+	Offer Letter Agreement, dated February 19, 2015, between the Registrant and Michael A. Pisetsky	S-1	333-227445	10.8	9/20/2018
10.10+	Letter Regarding Change to Employment Terms, dated June 20, 2016, between the Registrant and Michael A. Pisetsky.	S-1	333-227445	10.9	9/20/2018
10.11+	Offer Letter Agreement, dated April 27, 2015, between the Registrant and Laura Francis.	S-1	333-227445	10.10	9/20/2018

10.12+	Severance and Change in Control Agreement dated March 15, 2016, between the Registrant and Laura Francis.	S-1	333-227445	10.11	9/20/2018
10.13+	Amended and Restated Letter Agreement, dated March 1, 2017, between the Registrant and Laura Francis.	S-1	333-227445	10.12	9/20/2018
10.14+	Offer Letter Agreement, dated February 7, 2012, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.13	9/20/2018
10.15+	Severance and Change in Control Agreement, dated March 15, 2016, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.14	9/20/2018
10.16+	Letter Agreement, dated January 18, 2017, between the Registrant and W. Carlton Reckling.	S-1	333-227445	10.15	9/20/2018
10.17+	Offer Letter Agreement, dated December 16, 2010, between the Registrant and Scott A. Yerby.	S-1	333-227445	10.16	9/20/2018
10.18+	Severance and Change in Control Agreement dated March 15, 2016, between the Registrant and Scott A. Yerby.	S-1	333-227445	10.17	9/20/2018
10.19+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.20	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018
10.21	Loan Agreement, dated October 13, 2017, between the Registrant and Biopharma Credit Investments IV Sub LP, as amended on June 15, 2018.	S-1	333-227445	10.20	9/20/2018
10.22	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.23	Form of Warrant to Purchase Common Stock issued to Westriver Mezzanine Loans, LLC.	S-1	333-227445	10.22	9/20/2018
10.24	Form of Warrant to Purchase Common Stock issued to Silicon Valley Bank.	S-1	333-227445	10.23	9/20/2018
10.25	Warrant to Purchase Series 5 Preferred Stock issued to Silicon Valley Bank dated July 17, 2013.	S-1	333-227445	10.24	9/20/2018
10.26	Warrant to Purchase Series 6 Preferred Stock issued to Silicon Valley Bank dated November 26, 2014.	S-1	333-227445	10.25	9/20/2018
10.27	Form of Warrant to Purchase Series 6 Preferred Stock issued to Silicon Valley Bank.	S-1	333-227445	10.26	9/20/2018
10.28	Form of Warrant to Purchase Series 6 Preferred Stock issued to Oxford Finance, LLC.	S-1	333-227445	10.27	9/20/2018
10.29	Warrant to Purchase Series 7 Preferred Stock issued to Oxford Finance, LLC dated December 22, 2016.	S-1	333-227445	10.28	9/20/2018
10.30	Warrant to Purchase Series 7 Preferred Stock issued to Silicon Valley Bank dated December 22, 2016.	S-1	333-227445	10.29	9/20/2018
10.31+	Form of Restricted Stock Unit Grant Notice and Award Agreement.	S-1	333-227445	10.30	9/20/2018
10.32+	Changes to Chief Operating Officer & Chief Financial Officer Compensation	8-K	001-38701	Item 5.02	8/6/2019
10.33+	Amendment to Restricted Stock Units of Chief Operating Officer & Chief Financial Officer	10-Q	001-38701	10.2	11/12/2019

10.34+	Changes to Chief Executive Officer, Chief Operating Officer & Chief Financial Officer, and Chief Commercial Officer Compensation	8-K	001-38701	Item 5.02	1/3/2020
10.35+	2019 U.S. Bonus Plan	8-K	001-38701	Item 5.02	1/22/2019
10.36+*	2019 Non-Employee Directors' Compensation Policy
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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
(c) See Item 15(a)2 above.
Item 16.    Form 10-K Summary.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on March 11, 2020.

SI-BONE, Inc.

By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer & Chief Financial Officer
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

Signature	Title	Date

/s/ Jeffrey W. Dunn	President and Chief Executive Officer	March 11, 2020
Jeffrey W. Dunn	(Principal Executive Officer) and Director

/s/ Laura A. Francis	Chief Operating Officer & Chief Financial Officer	March 11, 2020
Laura A. Francis	(Principal Financial and Accounting Officer)

/s/ Timothy E. Davis, Jr.	Lead Independent Director, Director	March 11, 2020
Timothy E. Davis, Jr.

/s/ Mark J. Foley	Director	March 11, 2020
Mark J. Foley

/s/John G. Freund, M.D.	Director	March 11, 2020
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	March 11, 2020
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	March 11, 2020
Gregory K. Hinckley

/s/ Karen A. Licitra	Director	March 11, 2020
Karen A. Licitra

/s/ Keith C. Valentine	Director	March 11, 2020
Keith C. Valentine