Form 10-Q
period 2020-03-31
SI-BONE, Inc.
filed 2020-05-05
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 28,427,133 as of April 30, 2020.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•impact the COVID-19 pandemic will have on our company, including our operations, financial results and liquidity and capital resources, the existence and duration of state and local orders temporarily prohibiting elective procedures including procedures using the iFuse Implant System, the ability and desire of patients and physicians to undergo and perform such procedures, the duration of the COVID-19 pandemic, and whether the COVID-19 pandemic will recur in the future;
•our ability to maintain a healthy workforce in light of the ongoing COVID-19 pandemic;
•our expectation that a significant portion of our revenues will be derived from sales of the iFuse Implant System, or iFuse;
•our ability to develop additional revenue opportunities, including new indications for use and new devices;
•our ability to retain and grow our sales team based on the demand for our products;
•our ability to identify, train, and retain surgeons to perform procedures using our products;
•our ability to obtain and maintain favorable coverage and reimbursement determinations from third-party payors;
•our estimates of our market opportunity;
•our expectations regarding the scope of protection from intellectual property rights covering our products;
•developments or disputes concerning our intellectual property or other proprietary rights;
•timing of and results from clinical and other trials;
•marketing clearances and authorization from the FDA and regulators in other jurisdictions;
•timing of regulatory filings and feedback;
•competition in the markets we serve;
•our expectations of the reliability and performance of our product;
•our expectations of the benefits to patients, providers, and payors of our products;
•our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;
•our ability to sustain or increase demand for our products;
•our estimates regarding our costs and risks associated with our international operations and expansion;
•our expectations regarding our ability to retain and recruit key personnel;
•our expectations regarding acquisitions and strategic operations;

•our ability to fund our working capital requirements;
•our compliance with, and the cost of, federal, state, and foreign regulatory requirements;
•the factors that may impact our financial results; and
•anticipated trends and challenges in our business and the markets in which we operate.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67,568	$10,435
Short-term investments	77,373	81,345
Accounts receivable, net of allowance for doubtful accounts of $272 and $238, respectively	9,361	11,720
Inventory	5,726	5,452
Prepaid expenses and other current assets	1,936	2,510
Total current assets	161,964	111,462
Long-term investments	1,274	1,278
Property and equipment, net	4,269	3,954
Other non-current assets	312	315
TOTAL ASSETS	$167,819	$117,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,577	$2,811
Accrued liabilities and other	9,284	11,605
Current portion of long-term borrowings	8,731	4,358
Total current liabilities	20,592	18,774
Long-term borrowings	30,557	34,865
Other long-term liabilities	400	362
TOTAL LIABILITIES	51,549	54,001

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,406,128 and 25,163,803 shares issued and outstanding, respectively	3	3
Additional paid-in capital	323,922	258,121
Accumulated other comprehensive income	697	464
Accumulated deficit	(208,352)	(195,580)
TOTAL STOCKHOLDERS’ EQUITY	116,270	63,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,819	$117,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$16,821	$14,991
Cost of goods sold	1,932	1,526
Gross profit	14,889	13,465
Operating expenses:
Sales and marketing	19,281	15,815
Research and development	2,090	1,683
General and administrative	5,400	4,766
Total operating expenses	26,771	22,264
Loss from operations	(11,882)	(8,799)
Interest and other income (expense), net:
Interest income	498	744
Interest expense	(1,231)	(1,230)
Other expense, net	(157)	(60)
Net loss	$(12,772)	$(9,345)
Other comprehensive income (loss):
Changes in foreign currency translation	12	(19)
Unrealized gain on marketable securities	221	25
Comprehensive loss	$(12,539)	$(9,339)

Net loss per share, basic and diluted	$(0.47)	$(0.38)

Weighted-average number of common shares used to compute basic and diluted net loss per share	27,252,409	24,390,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	$3	$323,922	$697	$(208,352)	$116,270

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	46,809	—	125	—	—	125
Stock-based compensation	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	66	—	—	66
Additional accrual of IPO related costs	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	(19)	—	(19)
Unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(9,345)	(9,345)
Balance as of March 31, 2019	24,497,566	$3	$248,829	$445	$(166,522)	$82,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(12,772)	$(9,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,622	1,871
Depreciation and amortization	249	193
Bad debts expense	192	—
Accretion on marketable securities	(25)	(479)
Amortization of debt issuance costs	65	65
Loss on sale and disposal of property and equipment	—	97
Changes in operating assets and liabilities:
Accounts receivable	2,207	87
Inventory	(256)	(165)
Prepaid expenses and other assets	581	(167)
Accounts payable	76	451
Accrued liabilities and other	(2,294)	314
Net cash used in operating activities	(9,355)	(7,078)
Cash flows from investing activities
Maturities of marketable securities	21,000	17,600
Purchases of marketable securities	(16,777)	(22,741)
Purchases of property and equipment	(884)	(412)
Net cash provided by (used in) investing activities	3,339	(5,553)
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	62,978	—
Proceeds from the exercise of stock options	174	125
Net cash provided by financing activities	63,152	125
Effect of exchange rate changes on cash and cash equivalents	(3)	(53)
Net decrease in cash and cash equivalents	57,133	(12,559)
Cash and cash equivalents at
Beginning of period	10,435	25,120
End of period	$67,568	$12,561

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$27	$66
Purchases of property and equipment included in accounts payable and accrued liabilities	$52	$140
Public offering costs included in accounts payable	$—	$167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
In October 2018, the Company completed its initial public offering ("IPO"), by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering costs.
In January 2020, the Company received $50.3 million of net proceeds, after deducting the underwriting discounts and commissions, from its public offering of 4,300,000 shares of the Company's common stock at a public offering price of $21.50 per share, of which 2,490,053 shares were offered and sold by the Company. Further, in February 2020, the underwriters fully exercised their option to purchase 645,000 shares of the Company's common stock at a public offering price of $21.50 per share for an additional net proceeds of $13.0 million to the Company, after deducting underwriting discounts and commissions. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the other selling shareholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling shareholders was recognized as transaction costs within general and administrative expenses on the unaudited condensed consolidated statements of operations in the three months ended March 31, 2020.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.
Risks and Uncertainties
In late 2019, SARS-CoV-2, a novel strain of coronavirus which causes the disease COVID-19, was reported in China, and in March 2020 the World Health Organization declared it a pandemic. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. The Company's customers which include hospitals and medical centers are diverting resources to treat COVID-19 patients and deferring elective surgical procedures, both of which are likely to impact the Company's revenues as well as receivable collections and inventory obsolescence. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is likely that it could cause a local and/or global recession. Such economic disruption could have a material adverse effect on the Company's business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, excess and obsolete inventory, and the impact of any initiatives and programs that the Company may undertake to address financial and operations challenges faced by its customers.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these accounting policies.
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

Segments
The Company manages and operates as one reportable segment. The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The table below summarizes the Company's revenue by geography:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
United States	$15,297	$13,450
International	1,524	1,541
	$16,821	$14,991

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adoption of New Revenue Recognition Standard

The Company adopted the new revenue recognition standards ("ASC 606") using the modified retrospective method effective for the year ended December 31, 2019. This approach was applied to all contracts that were not completed as of January 1, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company was not required to adopt the new revenue standard in the interim reporting periods on the year of adoption and is not required, and intends not, to revise its 2019 interim periods which were reported under previous revenue recognition standards ("ASC 605"). The adoption of ASC 606 did not result in a material impact on the Company’s condensed consolidated financial statements and no adjustment was made to the opening balance of accumulated deficit at January 1, 2019. ASC 606's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or medical facilities, which represents majority of the Company's revenue, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company continues to recognize the revenue upon shipments to the customers, net of rebates and price discounts. Additionally, ASC 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company’s sales commissions paid to its sales representatives is generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. As such, the Company recognize sales commission as expense when incurred.

The Company disaggregates revenues from contracts with customers into geographical regions. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. For information regarding revenue by geography, refer to Segments in “Note 2 - Summary of Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Effective
        In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In November 2019, the FASB issued ASU 2019-10, which revised the mandatory effective dates of the new lease standard. For public companies, the new guidance remained effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the new guidance is now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption is still permitted for any interim or annual financial statements not yet issued.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As an emerging growth company, the new lease standard is now effective for the Company for the fiscal year ending December 31, 2021 and interim periods within fiscal year ending December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates to elect several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact to the Company's consolidated statements of income and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019 and ASU 2019-08 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements, but do not expect the standard will have a material impact on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company is currently assessing the impact of this new guidance but does not expect it to have a material impact on its consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently assessing the impact of this new guidance but does not expect it to have a material impact on its consolidated financial statements, and anticipates adopting the standard for the fiscal year ending December 31, 2020.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Marketable Securities

All of the Company's marketable securities were available-for-sale and were classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original maturity or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities for which the original maturity or remaining maturity is greater than twelve months.

The table below summarizes the marketable securities:

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$62,194	$—	$—	$62,194
Cash equivalents	62,194	—	—	62,194

U.S. treasury securities	52,025	323	—	52,348
Corporate bonds	11,816	4	(47)	11,773
Commercial paper	13,252	—	—	13,252
Short-term investments	77,093	327	(47)	77,373

Corporate bonds	1,278	—	(4)	1,274
Long-term investments	1,278	—	(4)	1,274
Total marketable securities	$140,565	$327	$(51)	$140,841

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$3,068	$—	$—	$3,068
Commercial paper	2,495	—	—	2,495
Cash equivalents	5,563	—	—	5,563

U.S. treasury securities	67,051	34	(2)	67,083
Corporate bonds	9,075	24	(2)	9,097
Commercial paper	5,165	—	—	5,165
Short-term investments	81,291	58	(4)	81,345

Corporate bonds	1,278	—	—	1,278
Long-term investments	1,278	—	—	1,278
Total marketable securities	$88,132	$58	$(4)	$88,186
The long-term investments outstanding as of March 31, 2020 and December 31, 2019 mature in April 2021.
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of March 31, 2020 and December 31, 2019.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$62,194	$—	$—	$62,194
U.S. treasury securities	52,348	—	—	52,348
Corporate bonds	—	13,047	—	13,047
Commercial paper	—	13,252	—	13,252
Total marketable securities	$114,542	$26,299	$—	$140,841

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$3,068	$—	$—	$3,068
U.S. treasury securities	67,083	—	—	67,083
Corporate bonds	—	10,375	—	10,375
Commercial paper	—	7,660	—	7,660
Total marketable securities	$70,151	$18,035	$—	$88,186

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of March 31, 2020 and December 31, 2019, inventory consisted entirely of finished goods.
Property and Equipment, net:

	March 31, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$4,999	$4,613
Construction in progress	1,994	1,854
Computer and office equipment	605	598
Leasehold improvements	502	497
Furniture and fixtures	189	187
	8,289	7,749
Less: Accumulated depreciation and amortization	(4,020)	(3,795)
	$4,269	$3,954
Depreciation expense was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Accrued Liabilities and Other:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation and related expenses	$4,717	$7,274
Accrued litigation expense	3,200	3,200
Accrued professional services	571	392
Others	796	739
	$9,284	$11,605

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Mannheim, Germany which both expire in November 2024, and in Knaresborough, United Kingdom, which expires in December 2026. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2020 to 2023.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended March 31, 2020 and 2019, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes aggregate future minimum lease payments under all leases as of March 31, 2020:

Year ending December 31,	(in thousands)
2020 (remaining nine months)	$850
2021	1,024
2022	952
2023	866
2024	867
Thereafter	363
$4,922
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.2 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively.

Legal Proceedings

On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. ("Plaintiff") v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the U.S. District Court, Northern District of California. The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and a putative class of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The plaintiff sought various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting the Company from sending or having sent advertisements by way of facsimile transmission. On December 23, 2019 the parties filed a joint stipulation of dismissal of the case in the District Court in the Northern District of California and on January 14, 2020, the parties executed a definitive settlement agreement (the "Settlement Agreement") pursuant to which, the Company agreed to settle all disputes regarding the advertising faxes to the settlement class.

As this lawsuit is being resolved through a negotiated settlement and class resolution process, the Company believes that it will incur a loss associated with resolution of the claims against it. The Company has accrued litigation expense of $3.2 million during the year ended December 31, 2019 within general and administrative expenses in the consolidated financial statements. The accrual reflects the estimable and probable costs that the Company may incur based on estimated claims submitted by members of the settlement class, as defined in the Settlement Agreement. As of March 31, 2020, the total accrued litigation expense remained the same as of December 31, 2019. The final disposition of the lawsuit may result in a loss in excess of the aggregate recorded amount.

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Borrowings
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	March 31, 2020	December 31, 2019
	(in thousands)
Principal outstanding	$40,000	$40,000
Less: Unamortized debt issuance costs	(712)	(777)
Outstanding debt, net of debt issuance costs	$39,288	$39,223
Classified as:
Current portion of long-term borrowings	$8,731	$4,358
Long-term borrowings	$30,557	$34,865

The outstanding debt is related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million. The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal quarterly principal payments plus interest through December 2022 and carries a fixed interest rate of 11.5%. The term loan includes a pre-payment fee equal to the remaining interest due for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The loan is a senior obligation secured with a blanket first lien on the assets of the Company. The effective interest rate for the three months ended March 31, 2020 and 2019 was 12.3% and 12.2%, respectively.
The table below summarizes annual future minimum principal payments under the loan agreement as of March 31, 2020:

Year ending December 31,	(in thousands)
2020 (remaining nine months)	$4,444
2021	17,778
2022	17,778
Total future minimum payments	40,000
Less: Amount representing debt issuance costs	(712)
Long-term borrowings	$39,288
The term loan requires the Company to maintain a minimum cash balance of $5.0 million and to meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization targets. The Company was in compliance with all debt covenants as of March 31, 2020. Due to uncertainties surrounding the impact of the COVID-19 pandemic, there is a substantial risk that the Company may not meet the remaining minimum net sales or the trailing 12-month consolidated EBITDA targets in future quarters. If the Company is not in compliance with these requirements, the loan may become due immediately at Pharmakon's option.
8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	2,718,971	$8.02
Granted	26,236	17.31
Exercised	(43,334)	4.03
Canceled and forfeited	(1,319)	12.87
Outstanding as of March 31, 2020	2,700,554	8.17

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2020, there was $5.0 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 2.4 years.

The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value of the stock options granted during the respective periods using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2020			2019
Weighted average grant date fair value per share	$8.37			$10.40
Expected term (years)	5.5	to	7.0	5.0	to	7.0
Expected volatility	46.74%	to	47.20%	42.00%	to	47.00%
Risk-free interest rate	1.56%	to	1.64%	2.52%	to	2.59%
Dividend yield	—%			—%

Early Exercise of Unvested Stock Options
Early exercises of stock options are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of March 31, 2020 and December 31, 2019, the Company had a total of 15,567 and 21,404 shares of common stock, respectively, subject to repurchase under the 2008 Stock Option Plan and $0.1 million and $0.1 million, respectively, of associated liabilities for the repurchase.
Restricted Stock Units
The table below summarizes restricted stock units activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	543,041	$19.72
Granted	868,683	20.43
Vested	(63,938)	21.00
Canceled and forfeited	(5,575)	18.43
Outstanding as of March 31, 2020	1,342,211	20.13

As of March 31, 2020, there was a total unrecognized compensation cost of $23.4 million related to the restricted stock units granted. These costs are expected to be recognized over a period of approximately 3.5 years.
Employee Stock Purchase Plan
The Company's 2018 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offer period generally commence in May and November. As of March 31, 2020 and December 31, 2019, total accumulated ESPP related employee payroll deductions amounted to $0.9 million and $0.2 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets. On March 26, 2020, the Company's Board of Directors approved the amendment of the terms of future offerings under the ESPP, among other things, to provide that the offering set to commence in May 2020 be twelve months in duration and consist of two purchase periods, provide for automatic enrollment in a new offering, and increase the maximum number of shares that may be purchased on any single purchase date.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of goods sold	$71	$42
Sales and marketing	1,141	670
Research and development	240	96
General and administrative	1,170	1,063
	$2,622	$1,871

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Net loss	$(12,772)	$(9,345)

Weighted-average shares used to compute basic and diluted net loss per share	27,252,409	24,390,648

Net loss per share, basic and diluted	$(0.47)	$(0.38)
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

	Three Months Ended March 31,
	2020	2019
Stock options	2,700,554	3,047,130
Restricted stock units	1,342,211	531,669
Shares subject to repurchase	15,567	59,193
ESPP purchase rights	65,442	—
Common stock warrants	118,122	118,122
	4,241,896	3,756,114

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Related Party Transaction

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

Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended March 31, 2020, the Company expensed $22,000 of the reimbursement charges from SeaSpine, which was recorded within research and development expense in the condensed consolidated statement of operations. The outstanding liability to SeaSpine as of March 31, 2020 amounted to $10,000, recorded within accrued liabilities and other in the condensed consolidated balance sheet.

Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2019.
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company evaluated its impact of the CARES Act as part of ASC 740 consideration and does not expect the provisions of the CARES Act would result in a material impact to the consolidated financial statements. The Company continues to monitor the impact this CARES Act may have on its business.
12. Subsequent Events

Impact of COVID-19 Outbreak
As discussed in Note 2 - "Risk and Uncertainties" in the accompanying Notes to Condensed Consolidated Financial Statements, the extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. As of the date of issuance of the unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of March 31, 2020, more than 46,000 procedures have been performed by over 2,000 surgeons in the U.S. and 35 other countries.
We introduced our second-generation implant, the iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of our first-generation iFuse Implant with a proprietary 3D-printed porous surface and fenestrated design.
In April 2019, we received clearance from the U.S. Food and Drug Administration ("FDA"), to promote the use of our iFuse system with the iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. We received CE marking and began marketing our iFuse system for the same indication in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for the iFuse Implant System to support our trauma program.

We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries.

In October 2018, we completed our initial public offering ("IPO") resulting in net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses. In January and February 2020, we received a total of $63.0 million of net proceeds, after deducting the underwriting discounts, commissions and offering costs from our follow-on public offering of our common stock.

Impact of COVID-19 Pandemic

Prior to the spread of COVID-19, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. Beginning at the end of February 2020, we began to see an impact on case volumes in Northern Italy due to the spread of the virus in the Lombardy region, the location of our operation in Gallarate, Italy. Overall, the disruption was not significant through the middle of March 2020, as Italy represents approximately 1% of our worldwide sales. Beginning in mid-March 2020, we saw a substantial worldwide reduction in global case volumes due to deferral of elective surgeries as a result of the spread of COVID-19 in the U.S. and across Europe. Many state and local governments in the U.S. and foreign governments have issued orders that temporarily preclude elective procedures in order to conserve scarce health system resources in view of the pandemic. Our revenue declined due to decreases in hospital admission rates and elective surgeries, which decreased the demand for procedures using our iFuse implants.

We have been continually taking actions to support patients, our customers, and our employees, while maintaining business continuity in response to the COVID-19 pandemic including:

•Protecting Employees and Others: To reduce the risk to our employees and their families from potential exposure to COVID-19, all employees in the Santa Clara office and in other office locations have been required to work from home, with the exception of those related to manufacturing and order fulfillment, and select others, based on local restrictions and guidance. We also restricted non-essential business travel, and urged employees to restrict personal travel, to protect the health and safety of our employees, patients and customers.

•Continuing Operations and Clinical Support: Consistent with applicable exceptions, we are maintaining streamlined assembly, distribution and other related processes in order to continue providing products to our customers. Specific protocols have been designed and implemented in order to minimize contact time among employees working on site. Where healthcare operations have been impacted, the sales team is supporting healthcare providers via telephone and online technologies, until conditions permit resumption of healthcare operations.

•Curtailing Operating Expenses: Until we have more clarity on the extent and duration of the impact from the COVID-19, we have taken preemptive steps to curtail spending, including implementing hiring restrictions, eliminating discretionary spending, reducing executive salaries, reducing capital expenditures, reducing non-essential marketing expenses, and delaying clinical research projects.

Our immediate priority amidst this pandemic is the health and safety of our employees, customers and patients. We took actions and will continually assess whether it is prudent to take further actions to minimize business disruption, ensure we can continue supporting physicians, and reduce spending in areas not critical to patient care to ensure we have financial flexibility.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted, among others, by our key performance indicators including our ability to leverage our sales force, increase surgeon activity, engage key opinion leaders and influence coverage and reimbursements.

Leverage our sales force

We made significant investments in our sales force in 2019 and made further progress in the first quarter of 2020. We continuously evaluate the need to expand our sales force in line with anticipated future demand for our products. As of March 31, 2020, our U.S. sales force consisted of 62 territory sales managers and 53 clinical support specialists directly employed by us and 37 third-party distributors, compared to 49 territory sales managers and 42 clinical support specialists directly employed by us and 34 third-party distributors as of March 31, 2019. As of March 31, 2020, our international sales force consisted of 19 sales representatives directly employed by us and 31 third-party distributors, compared to 17 sales representatives directly employed by us and 27 third-party distributors as of March 31, 2019. We have halted sales force hiring during the pandemic. We have built a valuable sales team, and we believe they will be important to the recovery that follows the pandemic.

Increase surgeon activity

We continue to focus on increasing surgeon activity. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of March 31, 2020, more than 1,400 surgeons in the U.S. have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S. for training in the future. However, this process has been and will continue to be hampered during the duration of the COVID-19 outbreak. We are utilizing a virtual education series for surgeons and mid-level practitioners to continue our training activities. As restrictions are lifted, we will focus on increasing the number of procedures performed by our active surgeons, converting recently trained surgeons to first case, and converting inactive surgeons to active surgeons.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. We are seeing interest from key opinion leaders at academic centers in our Bedrock technique. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique is based on our proprietary implants, with one implace placed a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium, in contrast to placement via of three iFuse implants placed via a lateral approach through the ilium and into the sacrum, as in our traditional iFuse procedure. The Bedrock technique is used to increase stability at the base of a long construct, and biomechanical testing has shown iFuse implants in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. Interest in the Bedrock technique has enabled our field sales representatives to access leading spine surgeons at important academic medical centers in the U.S. Our representatives are often then able to train a broader group of spine surgeons, including residents and fellows in training at the centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. Since the launch of Bedrock, we have conducted more than 40 training courses at academic centers in the U.S. We recently received CE mark clearance for the promotion of the Bedrock technique in Europe and we launched the promotion of this technique in select European markets. We believe that acceptance of the sacroiliac joint as a pain generator by leading spine surgeons may result in more widespread awareness of sacroiliac joint dysfunction and its role in causing certain types of chronic low back pain. Our ability to engage with key opinion leaders has been impeded by COVID-19. However, we are continuing our activities with key opinion leaders through our virtual education series.

Influence coverage and reimbursement

We made significant progress in both the number of covered lives and the Medicare physician fee for surgeons performing minimally invasive sacroiliac fusion in the U.S.

•Covered lives - As of March 31, 2020, of the U.S. payors covering 282.7 million lives that reimburse for iFuse, 147.9 million lives are covered by private payors. Currently, covered lives counts do not include Anthem, which announced in December 2019 that they would cover minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. These figures compare to 266.0 million covered lives, of which 131.0 million were covered by private payors as of March 31, 2019. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. As of March 31, 2020, 33 private payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 30 exclusive coverage policies as of March 31, 2019. These payors have based their exclusive coverage decisions on the quality of our data. Further, as of March 31, 2020 and 2019, 19 private payors are covering iFuse and other products for sacroiliac joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

•Surgeon payment - The Center for Medicare & Medicaid Services ("CMS") announced in November 2019 that the U.S. national average physician fee reimbursement for minimally invasive sacroiliac joint fusion increased from $720, effective January 1, 2019 to $915, effective January 1, 2020. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. Upon resumption of elective procedures, we believe that expanded coverage for minimally invasive sacroiliac fusion and the increase in physician reimbursement for the procedure may enable surgeons to treat more patients diagnosed with sacroiliac joint dysfunction with iFuse.
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
The COVID-19 pandemic reduced our expected number of cases in the first quarter of 2020. As the pandemic continues in the U.S. and Europe, it is having and will continue to have a more significant impact on case volumes, similar to how the pandemic impacted elective surgery cancellations we experienced in March 2020. The COVID-19 pandemic has also significantly disrupted capital markets as well as worldwide economies, which could lead to prolonged local and/or global economic recessions. This could pressure hospital spending, impacting our pricing. As a result of these factors, it has made it difficult for us to forecast future iFuse sales. Therefore, we believe that historical sales trends are not a good indicator of future growth.

Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of iFuse implants and instrument sets. Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, instrument set depreciation, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase.
Our gross profit and gross margin have been and will continue to be affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins. Due to an expected decrease in overall demand in the second quarter of 2020 from COVID-19, we anticipate that our operations will run at less than normal capacity. Accordingly, certain labor and overhead costs will be expensed as incurred, which could significantly reduce our gross profit and gross margin. We cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall demand in the near-term.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our employees. However, we have paused on hiring of staff at this time due to the pandemic. In addition, we have taken steps to reduce variable expenses that are ineffective due to the COVID-19 pandemic.

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
Our sales and marketing spending in the first quarter 2020 reflected normal business activities into March and then a curtailment of certain costs associated with the impact of the COVID-19 pandemic. And while certain spending will decrease in the near-term as a result of a reduction in revenue and activities limited by the COVID-19 pandemic, much of our spending will continue to increase to support our customers and the continuity of our business. For example, we have guaranteed certain levels of incentive compensation to members of our field sales organization for the second quarter 2020 in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. We have, however, eliminated certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing, and we expect these expenditures will resume as the acuity of the pandemic recedes.

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

Research and development expenses for engineering projects fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make investments in research and development. As such, we anticipate that research and development expenses will continue to increase in the future. The increase in engineering expenditures will be partially offset in the near term by a decline in clinical study expenses due to postponement of these activities due to COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We have taken measures to control discretionary items classified as general and administrative expenses, but expect our general and administrative expenses to return to normal levels as the acuity of the pandemic recedes, and thereafter increase to sustain our business and support our operations as a public company, including but not limited to: expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of the Nasdaq Global Market on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services.

Interest Income
Interest income is primarily related to our investments of excess cash in money market funds and marketable securities.

Interest Expense

Interest expense is primarily related to borrowings and amortization of debt issuance costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of net foreign exchange gains and losses on foreign transactions.

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$16,821	100%	$14,991	100%
Cost of goods sold	1,932	11%	1,526	10%
Gross profit	14,889	89%	13,465	90%
Operating expenses:
Sales and marketing	19,281	115%	15,815	106%
Research and development	2,090	12%	1,683	11%
General and administrative	5,400	32%	4,766	32%
Total operating expenses	26,771	159%	22,264	149%
Loss from operations	(11,882)	(70)%	(8,799)	(59)%
Interest and other income (expense), net:
Interest income	498	3%	744	5%
Interest expense	(1,231)	(7)%	(1,230)	(8)%
Other income (expense), net	(157)	(1)%	(60)	—%
Net loss	$(12,772)	(75)%	$(9,345)	(62)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2020		2019
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$15,297	91%	$13,450	90%
International	1,524	9%	1,541	10%
	$16,821	100%	$14,991	100%
Comparison of the Three Months Ended March 31, 2020 and March 31, 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$16,821	$14,991	$1,830	12%
Cost of goods sold	1,932	1,526	406	27%
Gross profit	$14,889	$13,465	$1,424	11%
Gross margin	88.5%	89.8%

Revenue. Revenue increased $1.8 million or 12%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $1.8 million as a result of growth in domestic case volumes. Our international sales were relatively flat. Our U.S. case volumes increased due to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improving U.S. reimbursement coverage. Though our total revenue increased as discussed above, it was partly impacted by lower than anticipated case volumes in the second half of March 2020 due to the effects of the COVID-19 pandemic.

Cost of Goods Sold, Gross Profit, and Gross Margin. Total cost of goods sold increased $0.4 million, or 27%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in cost of goods sold was primarily due to higher sales volume and implant costs. Higher net revenue, partly offset by a write-down of inventory, resulted in increased gross profit of $1.4 million, or 11%. The gross margin decreased to 88.5% for the three months ended March 31, 2020 as compared to 89.8% for the three months ended March 31, 2019 due to higher cost of operations to support the growth of the business and the increases in the write-down of inventory.

Operating Expenses:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$19,281	$15,815	$3,466	22%
Research and development	2,090	1,683	407	24%
General and administrative	5,400	4,766	634	13%
Total operating expenses	$26,771	$22,264	$4,507	20%
Sales and Marketing Expenses. Sales and marketing expenses increased $3.5 million, or 22%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $1.8 million in employee related costs and stock-based compensation expense driven by increased headcount, $1.4 million in commissions due to increased sales and $0.3 million in facilities and other related expenses due to the overall growth of our sales and marketing department.
Research and Development Expenses. Research and development expenses increased $0.4 million, or 24%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to increase in employee related costs and stock-based compensation expense due to increase in headcount.
General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 13%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to an increase of $0.3 million in employee related costs and stock-based compensation expense driven by increased headcount, $0.2 million public offering costs allocated to sale of common stock by selling shareholders, and $0.1 million in facilities and other related expenses from expansion of our general and administrative department.
Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$498	$744	$(246)	-33%
Interest expense	(1,231)	(1,230)	(1)	0%
Other expense, net	(157)	(60)	(97)	162%
Total interest and other expense, net	$(890)	$(546)	$(344)	63%
Interest Income. Interest income decreased by $0.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, mainly due to lower interest on our investments in marketable securities.
Interest Expense. Interest expense, which mainly relates to our outstanding debt, remained relatively unchanged for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other Expense, Net. Other expense, net increased by $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 mainly due to higher foreign exchange losses.
Liquidity and Capital Resources
As of March 31, 2020, we had cash and marketable securities of $146.2 million compared to $93.1 million as of December 31, 2019. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of March 31, 2020 and December 31, 2019, we had $39.3 million and $39.2 million principal amount of outstanding debt, net of debt issuance costs, respectively.
As of March 31, 2020, we had an accumulated deficit of $208.4 million. During the three months ended March 31, 2020, we incurred a net loss of $12.8 million. During the years ended December 31, 2019 and 2018, we incurred a net loss of $38.4 million and $17.5 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date. The debt covenants associated with our current debt agreement require us to maintain a minimum cash balance and meet either minimum net sales or trailing 12-month consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") targets as discussed in detail below. If we do not comply with these covenants, the debt could immediately become due.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, the economic impact of the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risk and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
Borrowings
The outstanding debt is related to a term loan we entered with Biopharma Credit Investments IV Sub LP, or Pharmakon, in October 2017 for total loan proceeds of $40.0 million (our "term loan"). The term loan includes an interest-only period for 35 months through September 2020 and is then repaid in equal principal payments plus interest through December 2022 and carries a fixed interest rate of 11.5% and a closing fee of 1.5%. The term loan includes a pre-payment fee of the remaining interest payable for the first 30 months of the agreement if it is prepaid within the first 30 months, a 2% prepayment penalty for months 31-48, and a 1% penalty for months 49-60. The term loan is collateralized by all of our assets, including intellectual property. The term loan requires us to maintain a minimum cash balance of $5.0 million.
We are also required to meet either the minimum net sales or trailing 12-month consolidated EBITDA targets. We need to meet one or the other, but not both. If we do not meet either the minimum net sales or trailing 12-month consolidated EBITDA targets, the debt will immediately become due. The remaining minimum net sales and trailing 12-month consolidated EBITDA targets are as follows:

Twelve Months Ending	Minimum Net Sales		Trailing 12-Month Consolidated EBITDA
	(in thousands)
June 30, 2020	$58,500	or	$2,000
thereafter, as applicable	$60,000	or	$3,000
As of March 31, 2020 and December 31, 2019, we were in compliance with all of our debt obligations and covenants. Due to uncertainties surrounding the impact of the COVID-19 pandemic, there is a substantial risk that we may not meet the remaining minimum net sales or the trailing 12-month consolidated EBITDA targets in future quarters. If we are not in compliance with these requirements, the loan may become due immediately at Pharmakon's option.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business as of March 31, 2020 compared to our contractual obligations and commitments as of December 31, 2019 as reported in tabular format in our Annual Report on Form 10-K for the year ended December 31, 2019.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net cash provided by (used in):	(in thousands, except for percentages)
Operating activities	$(9,355)	$(7,078)	$(2,277)	32%
Investing activities	3,339	(5,553)	8,892	(160)%
Financing activities	63,152	125	63,027	50,422%
Effects of exchange rate changes on cash and cash equivalents	(3)	(53)	50	(94)%
Net increase (decrease) in cash and cash equivalents	$57,133	$(12,559)	$69,692

Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2020 of $9.4 million resulted from cash outflows due to a net loss of $12.8 million, adjusted for $3.1 million of non-cash items, partially offset by cash inflows from changes in operating assets and liabilities of $0.3 million. Net cash used in operating activities for the three months ended March 31, 2019 of $7.1 million resulted from cash outflows due to a net loss of $9.3 million, adjusted for $1.7 million of non-cash items, and cash inflows from changes in operating assets and liabilities of $0.5 million. The increase in net loss, net of non-cash items for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was mainly due to higher operating expenses from expansion of the business, partially offset by higher revenue. Cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2020 was primarily due to a decrease in accounts receivable due to the timing of collections and cases performed, partly offset by decreases in accrued expenses and other liabilities due to timing of payments. Cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2019 was primarily due to the timing of payments of our accounts payable, accrued expenses and other liabilities.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2020 was $3.3 million compared to net cash used in investing activities of $5.6 million in the three months ended March 31, 2019. Net cash provided by investing activities for the three months ended March 31, 2020 consisted of maturities of our marketable securities of $21.0 million, partially offset by purchases of marketable securities of $16.8 million and purchases of property and equipment of $0.9 million. Net cash used in investing activities for the three months ended March 31, 2019 consisted of purchases of marketable securities of $22.7 million and purchases of property and equipment of $0.4 million, partially offset by maturities of marketable securities of 17.6 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2020 was $63.2 million compared to $0.1 million in the three months ended March 31, 2019. Cash provided by financing activities for the three months ended March 31, 2020 consisted of proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs of $63.0 million and proceeds received from exercises of stock options of $0.2 million. Cash provided by financing activities for the three months ended March 31, 2019 consisted of proceeds from exercises of stock options.
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

Our critical accounting policies and estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. There had been no material changes to these accounting policies. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Operating Officer and Chief Financial Officer ("COO/CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of the CEO and COO/CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our CEO and COO/CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurances level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, our employees have begun working from home beginning on March 17, 2020. Management has taken measures to ensure that our internal control over financial reporting are unchanged during this period.

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
We have incurred net losses since our inception in 2008. For the three months ended March 31, 2020, we had net loss of $12.8 million. For the years ended December 31, 2019 and 2018, we had net losses of $38.4 million and $17.5 million, respectively. As of March 31, 2020, we had an accumulated deficit of $208.4 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. Once restrictive measures put in place to deal with the COVID-19 outbreak are lifted and we determine that we are able to resume normal operations, we expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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

Epidemic diseases, or the perception of their effects, have had and could have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) a material adverse effect on our business, financial condition, results of operations, or cash flows.
Outbreaks of epidemic, pandemic, or contagious diseases, such as COVID-19, and historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 influenza virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of a contagious disease, or continued escalation of the outbreak of COVID-19 could also negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our iFuse implants and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures such as the iFuse procedure, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our iFuse implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negatively impacted by hospital admission rates and the decision by patients to undergo elective surgery, which decreased the demand for procedures using our iFuse implants. These developments and effects are expected to continue and may also significantly affect our business across the U.S. and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the virus's impact will be seasonal, the effect that testing for COVID-19 and antibodies, once available, will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

Existing travel restrictions, and the risk that countries may continue to close borders, impose prolonged quarantines, and further restrict travel, limits our ability to reach surgeons with our goal of increasing surgeon activity by educating them to include the sacroiliac joint in their differential diagnosis of lower back pain and to regularly perform the iFuse procedure for patients for whom the procedure is indicated.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. These market disruptions could impair our ability to raise capital, should our business experience a prolonged period of reduced revenue requiring additional capital to sustain the business. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results. As a result, we have withdrawn our full year 2020 financial and procedure guidance.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain of the risks described below.

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
Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if reimbursement levels are insufficient to support use of our products or compensate surgeons for their time spent diagnosing patients and performing procedures using our products. For example, our sales decreased significantly after minimally invasive sacroiliac joint fusion was assigned to a Category III Current Procedural Terminology ("CPT") code effective July 1, 2013. After implementation of this Category III CPT Code, surgeons were no longer able to consistently obtain reimbursement for procedures performed using our products. However, effective January 1, 2015, minimally invasive sacroiliac joint fusion was assigned to a Category I CPT Code.
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

We believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. Many private payors require extensive documentation of a multi-step diagnosis before authorizing minimally invasive sacroiliac joint fusion for a patient. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues.

If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of March 31, 2020, 33 of the largest 65 U.S. private payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
We may not be able to convince physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint.
Surgeons play the primary role in determining the course of treatment in consultation with their patients and, ultimately, the product that will be used to treat a patient. In order for us to sell our iFuse system successfully, we must convince surgeons through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in convincing surgeons of the merits of iFuse, their use of our products may decline, adversely affecting our revenues and profitability.
Historically, most spine surgeons did not include an evaluation of the sacroiliac joint in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with sacroiliac joint dysfunction. As a result, some patients with lower back pain resulting from sacroiliac joint dysfunction have been misdiagnosed. We believe that educating surgeons and other healthcare professionals about the clinical merits and patient benefits of iFuse is an important element of building our business. If we fail to effectively educate surgeons and other medical professionals, they may not include a sacroiliac joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary surgical procedures or only non-surgical treatment.
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
Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices and other products intended to treat the sacroiliac joint or the pain it causes. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to convince potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

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
If competitive forces drive down the prices we are able to charge for our product, our profit margins will shrink, which will adversely affect our ability to invest in and maintain and grow our market share. The sacroiliac joint fusion market has attracted numerous new companies and technologies. As a result of this increased competition, we believe there will be continuing increased pricing pressure, resulting in lower gross margins, with respect to our products.
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
Physician-owned distributorships ("POD"), are medical device distributors that are owned, directly or indirectly, by physicians. These physicians profit from selling or arranging the sale of medical devices for use in procedures they perform on their own patients at hospitals that purchase the devices from the POD. We do not engage with PODs. The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships.
The COVID-19 pandemic will likely cause procedures to be shifted from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.
To protect health care professionals involved in surgical care and their patients, we anticipate that more outpatient eligible procedures will be performed in ASCs during the COVID-19 pandemic, and as its acuity declines and the healthcare system returns to a more normalized state. Since patients do not stay overnight in ASCs and COVID-19 patients would not otherwise be treated in ASCs, it is likely that the ASC will be viewed as a safer site of service for patients and health care providers, where the risk of transmission of the novel coronavirus can be more effectively controlled. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. An accelerated shift of procedures using our products to ASCs as a result of the COVID-19 pandemic could adversely impact the average selling prices of our products and our revenues could suffer as a result.
We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be adversely affected.
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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the U.S. has grown from zero to more than 20 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage.
In the U.S., we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. The may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area ("EEA"), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

Some of our competitors are considerably larger than us, or are subsidiaries of larger companies. These competitors may enjoy several competitive advantages over us, including:
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
As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that surgeons and other physicians perceive to be as reliable as those of our competitors, our market share or product margins could decrease, thereby harming our business.
We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint, which could negatively affect our operations and financial condition.
We do not sell any product other than iFuse and related tools and instruments. Therefore, we are solely dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product for the foreseeable future. There can be no assurance that iFuse will gain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
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
If we are unable to maintain our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of March 31, 2020, our U.S. sales force consisted of 62 territory sales managers and 53 clinical support specialists directly employed by us, and 37 third-party distributors. As of March 31, 2020, our international sales force consisted of 19 sales representatives directly employed by us and 31 third-party distributors, which together have had sales in 35 countries through March 31, 2020. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.

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
• large-scale epidemics of communicable diseases such as COVID-19;
• natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment, or other forms of disruption to business operations affecting our manufacturers or suppliers; and
• latent defects that may become apparent after products have been released and that may result in a recall of such products.
If any of these risks were to materialize, our ability to provide our products to customers on a timely basis could be adversely impacted.

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
In addition future growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials, and components. Suppliers often experience difficulties in scaling up production, including financial issues, or problems with production yields and quality control and assurance. For example, from time to time, we have experienced certain delays and may experience delays from our suppliers in the future.
We generally use a small number of suppliers for our instruments and rely on RMS for iFuse 3D implants and Orchid for iFuse implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
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

• we or our third-party manufacturers could experience plant closures do local epidemics of communicable diseases, such as COVID-19, or local outbreaks of such diseases among their workforce, thereby shuttering a plant in which our products are manufactured;
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
After the most acute effects of the COVID-19 pandemic subside, to become profitable, we must assemble our products in adequate quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:
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
If we do not develop and obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our business could be adversely affected. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
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
We are not aware of an independent third-party study that reliably reports the potential market size for iFuse or cost savings as a result of the iFuse procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, including cost savings to the economy overall, including patients and employers, and to the healthcare system and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, the surveys we have conducted are based on a small number of respondents and are not statistically significant and may have other limitations. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
Our results of operations could suffer if we are unable to manage our international business effectively.
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

Our successful conduct of our international business depends, in part, on our ability to develop and implement policies and strategies that are effective in anticipating and managing these and other risks in the countries in which we plan to do business. Failure to manage these and other risks may have a material adverse effect on our operations in any particular country and on our business as a whole.
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

In May 2017, the EU Medical Device Regulation, (Regulation 2017/745) was adopted as described in "Item 1. Business - Regulation - International Regulation of Our Products" in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. On April 24, 2020, the European Parliament adopted legislation deferring effectiveness of the EU Medical Device Regulation until May 2021.
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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our distributors’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act ("HIPAA") and the federal Physician Payment Sunshine Act, each of which is described in detail in "Item 1. Business - "Healthcare Fraud and Abuse"and "Data Privacy and Security Laws" in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

We have entered into consulting agreements and royalty agreements with surgeons, including some who are customers. We also engage in co-marketing arrangements with certain surgeons who use our products. In addition, a small number of our current customer surgeons have previously acquired from us less than 1.0% of our current outstanding common stock, which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured with the intention of complying with all applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties and criminal, civil and administrative liability. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information during the course of clinical trials and for post-marketing safety vigilance, helping enable surgeons and their patients to pursue claims for reimbursement for procedures using iFuse and servicing potential warranty claims. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, in the U.S. and regulations in the European Union ("EU"), which are described in detail in Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, and third-party distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

We may be subject to enforcement action, including fines, penalties or injunctions, if we are determined to be engaging in the off-label promotion of our products.
Our promotional materials and training methods must comply with FDA and other applicable national and foreign laws and regulations, including the prohibition of the promotion of off-label use. Physicians may use our products off-label, as the FDA and equivalent third country authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine. In the U.S., the full indication for the iFuse Implant System is: “The iFuse Implant System is intended for sacroiliac fusion for the following conditions: (i) Sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruption and degenerative sacroiliitis. This includes conditions whose symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than 6 months. (ii) To augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion. (iii) Acute, non-acute, and non-traumatic fractures involving the sacroiliac joint.” In the U.S., our marketing strategies must adhere to the above statements. In all other countries, the indication statement for the iFuse Implant System (including iFuse-3D) more broadly indicates that the device is indicated for sacroiliac joint fusion. The above-described potential limitation in indication statements in the U.S. does not apply in other geographies.

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
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA or a similar authority in such other country, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA or applicable authority in another country within the required timeframes, or at all, FDA, or the applicable authority in the other country could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in a voluntary or involuntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.

In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions ("FSCAs"), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. The entry into application in May 2021 of the Medical Device Regulation will increase the obligation that we must fulfill in relation to vigilance and post-market surveillance obligations.

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
Obtaining regulatory clearances or approvals and CE Certificates of Conformity can be a time-consuming process, and delays in obtaining required future regulatory clearances or approvals, and CE Certificates of Conformity would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would adversely affect our business prospects.
There is no guarantee that the FDA will grant 510(k) clearance or premarket approval of our future products or that our Notified Body will issue the required CE Certificate of Conformity, and failure to obtain necessary clearances or approvals for our future products would adversely affect our business prospects.
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
Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the inclusion and exclusion criteria for participation in the clinical trial and patient compliance. Development of sufficient and appropriate clinical protocols to demonstrate safety and effectiveness are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our Notified Body may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. For example, the COVID-19 pandemic has caused substantial delays in site initiation and patient enrollment in our SILVIA trial designed to assess the safety and efficacy of our Bedrock technique. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our Notified Body may not consider our data adequate to demonstrate safety and effectiveness. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
Even if our clinical trials are completed as planned, or on a delayed basis, we cannot be certain that their results will support our product candidate claims or that the FDA, foreign authorities, or our Notified Body will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.
U.S. legislative or FDA or foreign regulatory reforms may make it more difficult and costly for us to obtain regulatory clearances or approvals, or CE Certificates of Conformity for our product candidates and to manufacture, market, and distribute our products after approval is obtained.
From time to time, Congress introduces legislation that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Moreover, the new Medical Device Regulation will enter into application on May 26, 2021. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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
• new rules governing the reprocessing of medical devices; and
• increased transparency with the establishment of European database on medical devices ("EUDAMED") III as information from several databases concerning economic operators, CE Certificates of Conformity, conformity assessment, clinical investigations, the UDI system, adverse event reporting and market surveillance would be available to the public.

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

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2020, we owned 40 issued U.S. patents and had 20 pending U.S. patent applications, and we owned 11 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Our current U.S. patents on iFuse 3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031. Competitors may market similar triangular shaped devices upon the expiration of the patents in 2024. We will continue to have patent protection of our 3D-printed fenestrated implants through 2035.

As of March 31, 2020, we have 13 registered trademarks in the U.S. and have filed for 4 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.
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
Medical device stocks have historically experienced volatility, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
• the impact that the COVID-19 pandemic has on our business;
•actual or anticipated changes or fluctuations in our results of operations;
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
In addition, if the market for healthcare stocks or the stock market, in general, experience a further loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, and financial condition.

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

• the impact that the COVID-19 pandemic has on our business;
•payor coverage and reimbursement;
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

As of December 31, 2019, we had net operating loss ("NOL") carryforwards of $164.4 million and $129.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2028 and 2020, respectively. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOL and tax credit carryforwards are subject to limitation. We also updated our Section 382 ownership change analysis through June 30, 2019, considering the recent changes in ownership following our IPO in October 2018. Based on the result of the analysis, we concluded that we did not undergo ownership change that would require for any additional limitations on our NOL carryforwards. We further concluded that the equity shift between June 30, 2019 to December 31, 2019 was not material, considering the changes in the outstanding number of shares at each respective periods. We will continually assess the need to update our Section 382 ownership change analysis, including the impact of the completion of our follow-on public offering in January and February 2020, as we may experience ownership changes that could materially limit our ability to use our NOL carryforwards, which may harm our future operating results by effectively increasing our future tax obligations.
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
The covenants in our credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. Due to uncertainties surrounding the impact of COVID-19 pandemic, there is a substantial risk that we may not meet the remaining minimum net sales or the trailing 12-month consolidated EBITDA targets in future quarters. If not waived, future defaults could cause all of the outstanding indebtedness under our credit facility agreement to become immediately due and payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares or equity securities during the three months ended March 31, 2020.

Use of Proceeds from our Initial Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our Initial Public Offering ("IPO") of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.4 million, after deducting the underwriting discount of $8.7 million and other offering-related expenses of $2.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of March 31, 2020, approximately $49.7 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

In the description of our common stock, as described in Exhibit 4.3 of our Form 10-K filed with the Securities and Exchange Commission on March 11, 2020, we stated that as a result of the recent decision by the Delaware Chancery Court in the Sciabacucchi case, we did not currently intend to enforce the federal forum selection provision of our Certificate of Incorporation unless the Sciabacucchi decision described therein is appealed and the Delaware Supreme Court reverses the decision. That appeal occurred and the Delaware Supreme Court reversed the decision, upholding the validity of the federal forum selection clause in that case. As a result, we may assert the federal forum selection provision of our Certificate of Incorporation in any future proceeding in which it applies. Accordingly, we are refiling the description of our common stock as Exhibit 4.3 to this report to include this update.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

4.3	Description of SI-BONE, Inc. Common Stock

10.1	January 2020 changes to Chief Executive Officer, Chief Operating Officer & Chief Financial Officer, and Chief Commercial Officer Compensation	8-K	001-38701	Item 5.02	1/3/2020

10.2	March 2020 changes to Chief Executive Officer, Chief Operating Officer & Chief Financial Officer, and Chief Commercial Officer Compensation	8-K	001-38701	Item 5.02	3/30/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

SI-BONE, Inc.

Date:	May 5, 5020	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 5, 5020	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)