Form 10-Q/A
period 2020-03-31
SI-BONE, Inc.
filed 2020-06-17
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer x	Non-accelerated filer o
Smaller reporting company x	Emerging growth company x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No x
The number of shares outstanding of the registrant’s Common Stock was 28,427,133 as of April 30, 2020.

EXPLANATORY NOTE

SI-BONE, Inc. (“the Company”) filed its Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2020 with the Securities and Exchange Commission on May 5, 2020 (the “Original Filing”). The Company is filing this Form 10-Q/A, Amendment No. 1 solely to amend the text of Exhibit 31.1 and 31.2 of the Original Filing to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).

Except as described above, no other changes have been made to the Original Filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SI-BONE, Inc.

Date:	June 17, 2020	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	June 17, 2020	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)