Form 10-Q
period 2020-06-30
SI-BONE, Inc.
filed 2020-08-04
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 28,629,991 as of July 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, sales force expansion, surgeon adoption, reimbursement determinations, clinical trial results, and U.S. Food and Drug Administration ("FDA") approvals, are forward-looking statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•impact the COVID-19 pandemic will have on our company, including our operations, financial results, liquidity and capital resources, the existence and duration of state and local orders temporarily prohibiting elective procedures including procedures using the iFuse Implant System, the ability and desire of patients and physicians to undergo and perform such procedures, the duration of the COVID-19 pandemic, and whether the COVID-19 pandemic will recur in the future;
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
•competition in the markets we serve;
•our expectations of the reliability and performance of our products;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$66,169	$10,435
Short-term investments	71,499	81,345
Accounts receivable, net of allowance for doubtful accounts of $263 and $238, respectively	10,260	11,720
Inventory	4,969	5,452
Prepaid expenses and other current assets	1,632	2,510
Total current assets	154,529	111,462
Long-term investments	—	1,278
Property and equipment, net	4,407	3,954
Other non-current assets	312	315
TOTAL ASSETS	$159,248	$117,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,455	$2,811
Accrued liabilities and other	9,272	11,605
Current portion of long-term borrowings	—	4,358
Total current liabilities	11,727	18,774
Long-term borrowings	39,264	34,865
Other long-term liabilities	389	362
TOTAL LIABILITIES	51,380	54,001

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,612,451 and 25,163,803 shares issued and outstanding, respectively	3	3
Additional paid-in capital	328,079	258,121
Accumulated other comprehensive income	610	464
Accumulated deficit	(220,824)	(195,580)
TOTAL STOCKHOLDERS’ EQUITY	107,868	63,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,248	$117,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue	$14,049	$16,317	$30,870	$31,308
Cost of goods sold	2,117	1,588	4,049	3,114
Gross profit	11,932	14,729	26,821	28,194
Operating expenses:
Sales and marketing	15,755	16,727	35,036	32,542
Research and development	2,165	1,946	4,255	3,629
General and administrative	4,151	4,194	9,551	8,960
Total operating expenses	22,071	22,867	48,842	45,131
Loss from operations	(10,139)	(8,138)	(22,021)	(16,937)
Interest and other income (expense), net:
Interest income	329	695	827	1,439
Interest expense	(2,683)	(1,233)	(3,914)	(2,463)
Other income (expense), net	21	22	(136)	(38)
Net loss	$(12,472)	$(8,654)	$(25,244)	$(17,999)
Other comprehensive income (loss):
Changes in foreign currency translation	(2)	12	10	(7)
Unrealized gain (loss) on marketable securities	(85)	59	136	84
Comprehensive loss	$(12,559)	$(8,583)	$(25,098)	$(17,922)

Net loss per share, basic and diluted	$(0.44)	$(0.35)	$(0.91)	$(0.74)

Weighted-average number of common shares used to compute basic and diluted net loss per share	28,492,582	24,577,938	27,872,505	24,484,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	3	323,922	697	(208,352)	116,270
Issuance of common stock upon exercise of stock options, net of shares withheld	46,608	—	185	—	—	185
Issuance of common stock related to employee stock purchase plan	74,685	—	991	—	—	991
Issuance of common stock upon vesting of restricted stock units	85,030	—	—	—	—	—
Stock-based compensation	—	—	2,955	—	—	2,955
Vesting of early exercised stock options	—	—	26	—	—	26
Foreign currency translation	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(12,472)	(12,472)
Balance as of June 30, 2020	28,612,451	$3	$328,079	$610	$(220,824)	$107,868

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	46,809	—	125	—	—	125
Stock-based compensation	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	66	—	—	66
Additional accrual of IPO related costs	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	(19)	—	(19)
Net unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(9,345)	(9,345)
Balance as of March 31, 2019	24,497,566	3	248,829	445	(166,522)	82,755
Issuance of common stock upon exercise of stock options, net of shares withheld	137,185	—	442	—	—	442
Issuance of common stock related to employee stock purchase plan	99,086	—	1,263	—	—	1,263
Issuance of common stock upon vesting of restricted stock units	27,320	—	—	—	—	—
Stock-based compensation	—	—	1,814	—	—	1,814
Vesting of early exercised stock options	—	—	56	—	—	56
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	59	—	59
Net loss	—	—	—	—	(8,654)	(8,654)
Balance as of June 30, 2019	24,761,157	$3	$252,404	$516	$(175,176)	$77,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,244)	$(17,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,577	3,685
Depreciation and amortization	505	395
Bad debt expense	200	—
Accretion on marketable securities	(20)	(940)
Realized gain on marketable securities	(43)	—
Amortization of debt issuance costs	100	130
Loss on extinguishment of debt	1,534	—
Loss on sale and disposal of property and equipment	80	98
Changes in operating assets and liabilities:
Accounts receivable	1,287	(916)
Inventory	500	(1,092)
Prepaid expenses and other assets	875	102
Accounts payable	(290)	338
Accrued liabilities and other	(2,289)	725
Net cash used in operating activities	(17,228)	(15,474)
Cash flows from investing activities
Maturities of marketable securities	33,500	83,600
Sales of marketable securities	12,592	—
Purchases of marketable securities	(34,768)	(82,516)
Purchases of property and equipment	(1,264)	(893)
Net cash provided by investing activities	10,060	191
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	62,978	—
Proceeds from debt financing	45,297	—
Principal repayments of debt financing	(45,297)	—
Payments of debt issuance costs	(589)	—
Payments of prepayment penalty and lender fees	(843)	—
Proceeds from issuance of common stock under employee stock purchase plan	991	1,263
Proceeds from the exercise of stock options	359	567
Payments of additional initial public offering related costs	—	(167)
Net cash provided by financing activities	62,896	1,663
Effect of exchange rate changes on cash and cash equivalents	6	(4)
Net increase (decrease) in cash and cash equivalents	55,734	(13,624)
Cash and cash equivalents at
Beginning of period	10,435	25,120
End of period	$66,169	$11,496

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$53	$122
Unpaid purchases of property and equipment	145	57
Unpaid debt issuance costs	161	—
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
In October 2018, the Company completed its initial public offering (“IPO”), by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share, for net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering costs.
In January 2020, the Company received $50.3 million of net proceeds, after deducting the underwriting discounts and commissions, from its public offering of 4,300,000 shares of the Company's common stock at a public offering price of $21.50 per share, of which 2,490,053 shares were offered and sold by the Company. Further, in February 2020, the underwriters fully exercised their option to purchase 645,000 shares of the Company's common stock at a public offering price of $21.50 per share for an additional net proceeds of $13.0 million to the Company, after deducting underwriting discounts and commissions. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the other selling shareholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling shareholders was recognized as transaction costs within general and administrative expenses on the unaudited condensed consolidated statements of operations in the first quarter of 2020.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2020.
Risks and Uncertainties
In late 2019, SARS-CoV-2, a novel strain of coronavirus which causes the disease COVID-19, was reported in China, and in March 2020 the World Health Organization declared it a pandemic. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and the information surrounding the pandemic is rapidly evolving. The Company's customers, which include hospitals and medical centers, diverted and may continue to divert resources to treat COVID-19 patients. As a result, the Company's customers deferred and may continue to defer elective surgical procedures. The actions of the Company's customers impacted and may continue to impact revenues as well as receivable collections and inventory obsolescence. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it has caused a global recession. Such economic disruption could have a continued material adverse effect on the Company's business. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

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
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies. Those standards apply to companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company continues to be an emerging growth company until December 31, 2023, unless one of the following occurs: (i) the Company's total annual gross revenues are $1.07 billion or more; (ii) the Company has issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) the Company becomes a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act.

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

	Three Months Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
United States	$13,221	$15,019	$28,518	$28,469
International	828	1,298	2,352	2,839
	$14,049	$16,317	$30,870	$31,308

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Adoption of New Revenue Recognition Standard

The Company adopted the new revenue recognition standards (“ASC 606”) using the modified retrospective method effective for the year ended December 31, 2019. This approach was applied to all contracts that were not completed as of January 1, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company was not required to adopt the new revenue standard in the interim reporting periods on the year of adoption and is not required, and intends not, to revise its 2019 interim periods which were reported under previous revenue recognition standards (“ASC 605”). The adoption of ASC 606 did not result in a material impact on the Company’s condensed consolidated financial statements and no adjustment was made to the opening balance of accumulated deficit at January 1, 2019. ASC 606's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or medical facilities, which represents majority of the Company's revenue, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company continues to recognize the revenue upon shipments to the customers, net of rebates and price discounts. Additionally, ASC 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company’s sales commissions paid to its sales representatives is generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. As such, the Company recognize sales commission as expense when incurred.

The Company disaggregates revenues from contracts with customers into geographical regions. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. For information regarding revenue by geography, refer to Segments in “Note 2 - Summary of Significant Accounting Policies” in the accompanying Notes to Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Effective
        In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date.  In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In November 2019, the FASB issued ASU 2019-10, which revised the mandatory effective dates of the new leases standard. Further, due to the impact of the COVID-19, in June 2020, the FASB issued ASU 2020-05 to further defer the effective date for one year for entities in the “all other” categories. For public companies, the new guidance became effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the new guidance is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted for any interim or annual financial statements not yet issued.

As an emerging growth company, the new leases standard is now effective for the Company for the fiscal year ending December 31, 2022 and interim periods within fiscal year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact to the Company's consolidated statements of income and cash flows.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019 and ASU 2019-08 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements but does not expect the standard will have a material impact on the Company's consolidated financial statements.
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

The table below summarizes the marketable securities:

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$56,750	$—	$—	$56,750
Cash equivalents	56,750	—	—	56,750

U.S. treasury securities	60,010	133	—	60,143
Corporate bonds	8,604	58	—	8,662
Commercial paper	2,694	—	—	2,694
Short-term investments	71,308	191	—	71,499
Total marketable securities	$128,058	$191	$—	$128,249

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$3,068	$—	$—	$3,068
Commercial paper	2,495	—	—	2,495
Cash equivalents	5,563	—	—	5,563

U.S. treasury securities	67,051	34	(2)	67,083
Corporate bonds	9,075	24	(2)	9,097
Commercial paper	5,165	—	—	5,165
Short-term investments	81,291	58	(4)	81,345

Corporate bonds	1,278	—	—	1,278
Long-term investments	1,278	—	—	1,278
Total marketable securities	$88,132	$58	$(4)	$88,186
The long-term investments outstanding as of December 31, 2019 mature in April 2021.
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of June 30, 2020 and December 31, 2019.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$56,750	$—	$—	$56,750
U.S. treasury securities	60,143	—	—	60,143
Corporate bonds	—	8,662	—	8,662
Commercial paper	—	2,694	—	2,694
Total marketable securities	$116,893	$11,356	$—	$128,249

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$3,068	$—	$—	$3,068
U.S. treasury securities	67,083	—	—	67,083
Corporate bonds	—	10,375	—	10,375
Commercial paper	—	7,660	—	7,660
Total marketable securities	$70,151	$18,035	$—	$88,186

5. Balance Sheet Components
Inventory
As of June 30, 2020 and December 31, 2019, inventory consisted entirely of finished goods.
Property and Equipment, net:

	June 30, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$5,145	$4,613
Construction in progress	2,193	1,854
Computer and office equipment	615	598
Leasehold improvements	502	497
Furniture and fixtures	230	187
	8,685	7,749
Less: Accumulated depreciation and amortization	(4,278)	(3,795)
	$4,407	$3,954

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of iFuse implants that have not yet been placed into service. Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.
Accrued Liabilities and Other:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and related expenses	$5,510	$7,274
Accrued litigation expense	2,605	3,200
Accrued professional services	277	392
Others	880	739
	$9,272	$11,605

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Mannheim, Germany which both expire in November 2024, and in Knaresborough, United Kingdom, which expires in December 2025. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2020 to 2023.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

The table below summarizes aggregate future minimum lease payments under all leases as of June 30, 2020:

Year ending December 31,	(in thousands)
2020 (remaining six months)	$562
2021	1,030
2022	955
2023	867
2024	871
Thereafter	363
$4,648
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.3 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Legal Proceedings

On February 6, 2019, a putative class action captioned Eric B. Fromer Chiropractic, Inc. (“Plaintiff”) v. SI-BONE, Inc. (Civil Action No. 5:19-cv-633-SVK), was filed in the U.S. District Court, Northern District of California (the “California Action”). The complaint alleges violations of the Telephone Consumer Protection Act (the “TCPA”) on behalf of an individual and a putative class of persons alleged to be similarly situated. The complaint alleges that the Company sent invitations to an educational dinner event to health care providers by way of facsimile transmission. The TCPA prohibits using a fax machine to send unsolicited advertisements not including proper opt-out instructions or to send unsolicited advertisements to persons with whom the sender did not have an established business relationship. The plaintiff sought various forms of relief, including statutory damages of $500 for each violation of the TCPA or, in the alternative, treble damages of up to $1,500 for each knowing and willful violation of the TCPA and a permanent injunction prohibiting the Company from sending or having sent advertisements by way of facsimile transmission. Subsequently on December 20, 2019, Plaintiff the filed a putative class action captioned Eric B. Fromer Chiropractic, Inc. v. SI-BONE, Inc. (Case No. 1922-CC12323), in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri Action”). The Missouri Action alleges the same TCPA violations as the California Action. On December 23, 2019 the parties filed a joint stipulation of dismissal of the California Action and on January 14, 2020, the parties executed a definitive settlement agreement (the “Settlement Agreement”) pursuant to which, the Company agreed to settle all disputes regarding the advertising faxes to the settlement class.

The Company accrued litigation expense of $3.2 million during the year ended December 31, 2019 within general and administrative expenses in the condensed consolidated financial statements, which was the Company's estimated cost to resolve the matter pursuant to the Settlement Agreement and based on the estimated class members' claim submission rate. Following the notice and claims submission process, on June 22, 2020, the Circuit Court of the City of St. Louis, State of Missouri, approved a final order to pay the approved claims submitted by class members, fees, expenses and incentive awards totaling $2.6 million as final settlement. Accordingly, the Company recorded a reversal of accrued litigation expense of $0.6 million in the three and six months ended June 30, 2020 within general and administrative expenses in the condensed consolidated financial statements. The Company made the final settlement payment on July 1, 2020.

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	June 30, 2020	December 31, 2019
	(in thousands)
Principal and final fee payments	$41,000	$40,000
Less: Unamortized debt issuance costs	(736)	(777)
Unaccreted value of final fee	(1,000)	—
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$39,264	$39,223
Classified as:
Current portion of long-term borrowings	$—	$4,358
Long-term borrowings	$39,264	$34,865

The outstanding debt as of December 31, 2019 was related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP (“Pharmakon”) in October 2017 for total loan proceeds of $40.0 million (the “Pharmakon Term Loan”). The Pharmakon Term Loan included an interest-only period for 35 months through September 2020 and then equal quarterly principal payments plus interest through December 2022. The Pharmakon Term Loan carried a fixed interest rate of 11.5% and allowed for early prepayment. The prepayment penalty fee was equal to the remaining interest due if prepaid within the first 30 months, a 2% penalty for months 31-48, and a 1% penalty for months 49-60.

On May 29, 2020, the Company entered into a Loan and Security Agreement with Solar Capital Partners (“Solar”) providing for a term loan of an aggregate principal amount of $40.0 million to the Company (the “Solar Term Loan”). In accordance with the Loan and Security Agreement, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2020. The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan.

The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus the greater of (i) London Interbank Offered Rate (“LIBOR”) or (ii) 0.33%, payable monthly in arrears. LIBOR means the greater of one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, the Company may voluntarily prepay the Solar Term Loan, in full or in part, but only in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The prepayment premium will be waived if the Company voluntarily prepays and refinances the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of the Company’s assets.
The Company is also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan, which was fully earned by Solar on the effective date of the Loan and Security Agreement. With respect to the Solar Term Loan, this final fee shall be due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance or (iii) its full prepayment, refinancing, substitution or replacement. The final fee was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

The effective interest rate related to the Solar Term Loan and Pharmakon Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Pharmakon Term Loan) was 11.8% and 12.3% for the three months ended June 30, 2020 and 2019, respectively, and 12.0% and 12.2% for the six months ended June 30, 2020 and 2019, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the future principal and final fee payments under the Solar Term Loan as of June 30, 2020:

Year ending December 31,	(in thousands)
2020 (remaining six months)	$—
2021	—
2022	—
2023	11,667
2024	20,000
Thereafter	9,333
Total principal and final fee payments	$41,000
Subject to other customary covenants set forth in the Loan and Security Agreement with Solar, the Company is required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). The Company is not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceeds $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirements, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of June 30, 2020, the Company was in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, the Company believes that it has sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
PPP Loan
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” and among other things, established the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), whereby certain small businesses were eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company met the requirements to apply for the PPP loan given that the Company has less than 500 employees and the business was negatively impacted by COVID-19. The Company submitted its application and was approved for the SBA program and received the proceeds from the PPP loan amounting to $5.3 million on April 21, 2020, pursuant to a Promissory Note with Silicon Valley Bank (“SVB”). In light of the subsequent clarifications from the U.S. government on the eligibility criteria, the Company determined it was appropriate to repay the entire amount of the PPP loan. Accordingly, on April 29, 2020, the Company repaid in full the PPP loan and correspondingly terminated the Promissory Note.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	2,718,971	$8.02
Granted	26,236	17.31
Exercised	(89,942)	4.00
Canceled and forfeited	(2,582)	14.75
Outstanding as of June 30, 2020	2,652,683	8.24
As of June 30, 2020, the unrecognized compensation cost related to stock options was $4.3 million, which is expected to be recognized over a period of approximately 2.3 years.

There were no stock options granted during the three months ended June 30, 2020. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted during the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019			2020			2019
Weighted average grant date fair value per share	—	$8.00			$8.37			$9.79
Expected term (years)	—	5.0	to	7.0	5.5	to	7.0	5.0	to	7.0
Expected volatility	—	46.6%	to	47.2%	46.7%	to	47.2%	41.7%	to	47.2%
Risk-free interest rate	—	1.83%	to	2.41%	1.56%	to	1.64%	1.83%	to	2.59%
Dividend yield	—	—%			—%			—%

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of June 30, 2020 and December 31, 2019, the Company had a total of 9,732 shares and 21,404 shares of common stock, respectively, subject to repurchase under the Company's 2008 Stock Option Plan.
Restricted Stock Units
The table below summarizes restricted stock units activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	543,041	$19.72
Granted	945,682	20.07
Vested	(148,968)	20.84
Canceled and forfeited	(6,254)	18.51
Outstanding as of June 30, 2020	1,333,501	19.85

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2020, the unrecognized compensation cost related to the restricted stock units was $22.9 million, which is expected to be recognized over a period of approximately 3.2 years.
Employee Stock Purchase Plan
The Company's 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offer period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering, and provided that the offering which commenced in May 2020 be twelve months in duration and consist of two purchase periods. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 74,685 shares and 99,086 shares under the ESPP, representing approximately $1.0 million and $1.3 million in employee contributions for six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.2 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of goods sold	$85	$63	$156	$106
Sales and marketing	1,347	940	2,488	1,674
Research and development	288	124	528	220
General and administrative	1,235	687	2,405	1,685
	$2,955	$1,814	$5,577	$3,685

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Net loss	$(12,472)	$(8,654)	$(25,244)	$(17,999)

Weighted-average shares used to compute basic and diluted net loss per share	28,492,582	24,577,938	27,872,505	24,484,608

Net loss per share, basic and diluted	$(0.44)	$(0.35)	$(0.91)	$(0.74)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	2,652,683	3,024,743	2,652,683	3,024,743
Restricted stock units	1,333,501	564,638	1,333,501	564,638
Shares subject to repurchase	9,732	46,811	9,732	46,811
ESPP purchase rights	124,266	84,321	124,266	84,321
Common stock warrants	118,122	118,122	118,122	118,122
	4,238,304	3,838,635	4,238,304	3,838,635

10. Related Party Transaction
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”) to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three and six months ended June 30, 2020, the Company expensed $22,000 and $44,000, respectively, of the reimbursement charges from SeaSpine, which was recorded within research and development expense in the condensed consolidated statement of operations. The outstanding liability to SeaSpine as of June 30, 2020 amounted to $10,000, recorded within accrued liabilities and other in the condensed consolidated balance sheet.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2019.
The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company evaluated its impact of the CARES Act as part of ASC 740 consideration and does not expect the provisions of the CARES Act would result in a material impact to the consolidated financial statements. The Company continues to monitor the impact this CARES Act may have on its business.
On June 29, 2020, Governor Gavin Newsom signed California Assembly Bill 85 (AB 85) into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5.0 million of California tax. Given the Company’s expected loss position in the current year, the new legislation will not impact the current year provision. The Company will continue to monitor the possible California net operating loss and credit limitations in future periods.
12. Subsequent Events
Impact of COVID-19 Outbreak
As discussed in Note 2 - “Risk and Uncertainties” in the accompanying Notes to Condensed Consolidated Financial Statements, the extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. As of the date of issuance of the unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of June 30, 2020, more than 48,000 procedures have been performed by over 2,100 surgeons in the U.S. and 35 other countries.
We introduced our second-generation implant, the iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of our first-generation iFuse Implant with a proprietary 3D-printed porous surface and fenestrated design.
In April 2019, we received clearance from the U.S. Food and Drug Administration (“FDA”), to promote the use of our iFuse system with the iFuse Bedrock technique for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. We received CE marking and began marketing our iFuse system for the same indication in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for the iFuse Implant System to support our trauma program.
We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries.
In October 2018, we completed our initial public offering (“IPO”) resulting in net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses. In January and February 2020, we received a total of $63.0 million of net proceeds, after deducting the underwriting discounts, commissions and offering costs, from our follow-on public offering of our common stock.
Impact of COVID-19 Pandemic

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The overall demand for our products decreased as a result of the pandemic, which impacted our operating results for the three and six months ended June 30, 2020. Many state and local governments in the U.S. and foreign governments issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic. The decrease in hospital admission rates and elective surgeries decreases the demand for elective procedures using our iFuse implants. Prior to the spread of COVID-19, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. Beginning at the end of February 2020, we began to see an impact on case volumes in Northern Italy due to the spread of the virus in the Lombardy region, the location of our operation in Gallarate, Italy. Overall, the disruption was not significant through the middle of March 2020, as Italy represents a small portion of our worldwide sales. Beginning in mid-March 2020 through April 2020, we saw a substantial worldwide reduction in global case volumes due to deferral of elective surgeries as a result of the spread of COVID-19 in the U.S. and across Europe. In May and June 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures.
We have taken what we believe are all necessary precautions to safeguard our employees, patients, customers, and other stakeholders from COVID-19 pandemic. We are following the Centers for Disease Control and Prevention’s guidance and local restrictions. We took actions to support patients, customers, and employees, while maintaining business continuity in response to the COVID-19 pandemic. The majority of our employees who are not related to manufacturing and order fulfillment are currently on a telecommunication work arrangement and have generally been able to successfully work remotely. We restricted non-essential travel to protect the health and safety of our employees, patients, and customers. We modified operations and clinical support starting in March 2020, maintaining streamlined assembly, distribution and related processes in order to continue providing products to our customers. Specific protocols were designed and implemented to minimize contact time among employees working on site. Where healthcare operations were impacted, we supported healthcare providers via telephone and online technologies. Starting in May 2020, we began to return to more normalized operations and clinical support as local restrictions were reduced. We also continue to focus on increasing surgeon activity by utilizing a virtual education series for surgeons and mid-level practitioners to continue our training activities.

During the quarter, our primary goal was to retain our employees and continue forward with major new product initiatives to protect the long-term prospects of our business. However, we curtailed operating expense in other areas due to limited visibility on the extent and duration of the impact from COVID-19. We took preemptive steps to manage spending, including implementing hiring restrictions, eliminating discretionary spending, reducing executive salaries, reducing capital expenditures, reducing non-essential marketing expenses, and delaying clinical research projects. We will continue to take a thoughtful approach to spending that will help align any return to investments in our business with a return to revenue growth, while managing our net loss and protecting our cash.
The extent to which the COVID-19 pandemic impacts our operations is dependent on future developments, which are still highly uncertain and cannot be fully predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the COVID-19 pandemic. In particular, the spread of the COVID-19 globally is adversely affecting global economies and financial markets which could materially and adversely impact our operations. The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”. Recently, certain U.S. states are experiencing increasing trends of COVID-19 infections and hospitalizations. This could result in governments reissuing orders that temporarily preclude elective procedures which may significantly reduce our future revenue and significantly impact our results of operations. We continue to monitor the rapidly evolving situation and guidance from authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the uncertainties discussed above may result in delays or modifications to these plans and initiatives.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among other things, our key performance indicators, including our ability to leverage our sales force, increase surgeon activity, engage key opinion leaders and influence coverage and reimbursements.

Leverage our sales force

We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. As such, we have made it a top priority to support and retain our sales force through this challenging period. However, we have also limited new sales force hiring in the second quarter of 2020 given current uncertainties and are focusing on sales force productivity during this period. As of June 30, 2020, our U.S. sales force consisted of 62 territory sales managers and 54 clinical support specialists directly employed by us and 37 third-party distributors, compared to 50 territory sales managers and 37 clinical support specialists directly employed by us and 33 third-party distributors as of June 30, 2019. As of June 30, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 third-party distributors, compared to 16 sales representatives directly employed by us and 28 third-party distributors as of June 30, 2019.

Increase surgeon activity

We continue to focus on increasing surgeon activity. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of June 30, 2020 and 2019, in the U.S., more than 1,500 surgeons and 1,300 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of June 30, 2020 and 2019, more than 600 surgeons and 500 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future. However, this process has been and will continue to be hampered during the duration of the COVID-19 outbreak. We are utilizing a virtual education series for surgeons and mid-level practitioners to continue our training activities. As restrictions are lifted, we will focus on increasing the number of procedures performed by our active surgeons, converting recently trained surgeons to first case, and converting inactive surgeons to active surgeons.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. We are seeing interest from key opinion leaders at academic centers in our Bedrock technique. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique is based on our proprietary implants, with one implant placed in each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique is in contrast to placement with our traditional iFuse procedure, whereby three iFuse implants are placed into one sacroiliac joint via a lateral approach through the ilium and into the sacrum. The Bedrock technique is used to increase stability at the base of a long construct, and biomechanical testing has shown iFuse implants in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. Interest in the Bedrock technique has enabled our field sales representatives to access leading spine surgeons at important academic medical centers in the U.S. Our representatives are often then able to train a broader group of spine surgeons, including residents and fellows in training at the centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. Since the launch of Bedrock, we have conducted more than 45 training courses at academic centers in the U.S., and more than 200 surgical residents and fellows have been trained. We received CE mark clearance for the promotion of the Bedrock technique in Europe and we launched the promotion of this technique in select European markets. We believe that acceptance of the sacroiliac joint as a pain generator by leading spine surgeons may result in more widespread awareness of sacroiliac joint dysfunction and its role in causing certain types of chronic low back pain. Our ability to engage with key opinion leaders has been impeded by COVID-19. However, we are continuing our activities with key opinion leaders through our virtual education series.

Influence coverage and reimbursement

We made significant progress in both the number of covered lives and the Medicare physician fee for surgeons performing minimally invasive sacroiliac fusion in the U.S.

•Covered lives - As of June 30, 2020, of the U.S. payors covering 297.8 million lives that reimburse for iFuse, 182.0 million lives are covered by private payors. This includes covered lives by Aetna, which adopted a new new coverage for minimally invasive arthrodesis of the sacroiliac joint for sacroiliac joint syndrome and sacroiliac joint pain, effective May 28, 2020. Aetna is the third largest commercial health plan in the U.S. with over 22 million members. Currently, the covered lives counts do not include Anthem, which announced in December 2019 that they would cover minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. As of June 30, 2019, U.S. payors covering 266.0 million lives reimbursed for iFuse, of which 131.0 million were covered by private payors. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. As of June 30, 2020, 35 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 33 exclusive coverage policies as of June 30, 2019. These payors have based their exclusive coverage decisions on the quality of our data. Further, as of June 30, 2020 and 2019, there were 21 and 18, respectively, U.S. payors that are covering iFuse and other products for sacroiliac joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

•Surgeon payment - The Center for Medicare & Medicaid Services announced in November 2019 that the U.S. national average physician fee reimbursement for minimally invasive sacroiliac joint fusion increased from $720, effective January 1, 2019 to $915, effective January 1, 2020. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. We believe that expanded coverage for minimally invasive sacroiliac fusion and the increase in physician reimbursement for the procedure may enable surgeons to treat more patients diagnosed with sacroiliac joint dysfunction and degeneration with iFuse.

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
The COVID-19 pandemic reduced our expected number of cases in the first and second quarters of 2020 due to local restrictions on elective surgeries. As the pandemic continued in the U.S. and Europe, it had a significant impact on our case volumes beginning mid-March 2020. The largest impact was felt in April 2020, where revenue declined by 84% from the prior year. Given the situation, a considerable number of cases were deferred from mid-March through the end of April 2020. In May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures, with revenue growth of 6% in May 2020 compared to the prior year. Case volumes continued to improve in June 2020 with revenue growth of 42% compared to the prior year. We believe a considerable number of cases performed in May 2020 and June 2020 were rescheduled surgeries cancelled in the second half of March through the end of April 2020. As rescheduled procedures diminish, in addition to the heightened risk of further shutdowns in elective procedures and geographic uncertainty, we do not view second quarter 2020 revenue performance as an indicator of future growth.
The COVID-19 pandemic significantly disrupted and may continue to disrupt capital markets as well as worldwide economies, leading to a prolonged global economic recession. This could pressure hospital spending, impacting our pricing. Further, the government restrictions to temporarily preclude elective procedures may continue to disrupt scheduled procedures. As a result of these factors, it has made it difficult for us to forecast future iFuse sales. Therefore, we believe that historical revenue trends are not a good indicator of future growth.
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
Our gross profit and gross margin are affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins.
Our operations ran at suboptimal capacity as a result of decreased iFuse demand from worldwide restrictions on elective procedures. Accordingly, certain labor and overhead costs were expensed as incurred which impacted our gross profit and gross margin in the second quarter of 2020. We may experience similar issues in future quarters due to the COVID-19 pandemic. As such, we cannot reliably estimate the extent to which the COVID-19 pandemic will impact our overall cost of goods sold, gross profit, and gross margin in the near-term.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our employees. However, we are currently limiting hiring of staff at this time due to the COVID-19 pandemic. In addition, we have taken steps to reduce variable expenses that are ineffective due to the COVID-19 pandemic.

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
Our sales and marketing spending reflected normal business activities into mid-March 2020. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second quarter of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization for the second quarter 2020 in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. We expect these expenditures will resume as the acuity of the pandemic recedes.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses (including clinical study expenses), and consulting services, outside prototyping services, outside research activities, materials, depreciation, and other costs associated with development of our products. Research and development expenses also include related personnel compensation and stock-based compensation expense. We expense research and development costs as they are incurred.

Research and development expenses for engineering projects fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make investments in research and development. Clinical study expenses declined during mid-March through April due to hospital postponement of trials as a result of the COVID-19 pandemic. However, most hospitals allowed the resumption of clinical trials starting in May and June 2020. As such, we anticipate that research and development expenses will continue to increase in the future.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We have taken measures to control discretionary items classified as general and administrative expenses, but expect our general and administrative expenses to return to normal levels as the acuity of the COVID-19 pandemic recedes. General and administrative activities that sustain our business and support our operations as a public company, include but are not limited to: expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of the Nasdaq Global Market on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services.

Interest Income
Interest income is primarily related to our investments of excess cash in money market funds and marketable securities.

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs and accretion of final fee on our Solar Term Loan. Following the refinancing of our term loan, interest expense also includes the loss on debt extinguishment.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$14,049	100%	$16,317	100%	$30,870	100%	$31,308	100%
Cost of goods sold	2,117	15%	1,588	10%	4,049	13%	3,114	10%
Gross profit	11,932	85%	14,729	90%	26,821	87%	28,194	90%
Operating expenses:
Sales and marketing	15,755	112%	16,727	103%	35,036	113%	32,542	104%
Research and development	2,165	15%	1,946	12%	4,255	14%	3,629	12%
General and administrative	4,151	30%	4,194	26%	9,551	31%	8,960	29%
Total operating expenses	22,071	157%	22,867	141%	48,842	158%	45,131	144%
Loss from operations	(10,139)	(72)%	(8,138)	(51)%	(22,021)	(71)%	(16,937)	(54)%
Interest and other income (expense), net:
Interest income	329	2%	695	4%	827	3%	1,439	5%
Interest expense	(2,683)	(19)%	(1,233)	(8)%	(3,914)	(13)%	(2,463)	(8)%
Other income (expense), net	21	—%	22	—%	(136)	—%	(38)	—%
Net loss	$(12,472)	(89)%	$(8,654)	(55)%	$(25,244)	(81)%	$(17,999)	(57)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$13,221	94%	$15,019	92%	$28,518	92%	$28,469	91%
International	828	6%	1,298	8%	2,352	8%	2,839	9%
	$14,049	100%	$16,317	100%	$30,870	100%	$31,308	100%

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$14,049	$16,317	$(2,268)	(14)%
Cost of goods sold	2,117	1,588	529	33%
Gross profit	$11,932	$14,729	$(2,797)	(19)%
Gross margin	85%	90%

Revenue. The decrease in revenue for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 comprised a decrease of $1.8 million in our U.S. revenue and a decrease of $0.5 million in our international revenue. The decline in revenue is attributed to a reduction in U.S. and international case volumes due to restrictions on elective surgeries put in place by governments to address the COVID-19 pandemic.

Gross Profit and Gross Margin. Gross profit decreased $2.8 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, driven both by lower revenue and higher cost of goods sold. The gross margin decreased to 85% for the three months ended June 30, 2020 as compared to 90% for the three months ended June 30, 2019 primarily due to certain period costs charged directly to cost of operations of $0.2 million and increases in inventory write-downs of $0.2 million. Certain period costs were expensed as incurred during the second quarter of 2020 because our operations ran at suboptimal capacity due to lower case volumes as a result of the COVID-19 pandemic.

Operating Expenses:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$15,755	$16,727	$(972)	(6)%
Research and development	2,165	1,946	219	11%
General and administrative	4,151	4,194	(43)	(1)%
Total operating expenses	$22,071	$22,867	$(796)	(3)%
Sales and Marketing Expenses. The decrease in sales and marketing expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to decreases in travel and other sales and marketing related expenses of $2.7 million as a result of the actions taken to curtail discretionary spending in response to the COVID-19 pandemic. These decreases were partly offset by an increase of $1.8 million in employee related costs and stock-based compensation expense driven by increased headcount.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to an increase of $0.4 million in employee related costs and stock-based compensation expense driven by increased headcount. The increase was partly offset by a decrease of $0.2 million mainly due to the decline in clinical study activities while elective procedures were restricted.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 was relatively flat compared to the three months ended June 30, 2019. An increase of $0.8 million in employee related costs and stock-based compensation expense driven by increased headcount was offset by the reversal of accrued litigation expense of $0.6 million following the final settlement of the TCPA class action lawsuit as well as decreases in other general and administrative expenses of $0.2 million as a result of curtailment of discretionary spending in response to the COVID-19 pandemic.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$329	$695	$(366)	(53)%
Interest expense	(2,683)	(1,233)	(1,450)	118%
Other income, net	21	22	(1)	(5)%
Total interest and other expense, net	$(2,333)	$(516)	$(1,817)	352%
Interest Income. The decrease in interest income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The increase in interest expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was mainly due to the loss on extinguishment of the Pharmakon Term Loan of $1.5 million, partly offset by lower interest associated with the Solar Term Loan.
Other Income, Net. Other income, net was relatively flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.
Comparison of the Six Months Ended June 30, 2020 and June 30, 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$30,870	$31,308	$(438)	(1)%
Cost of goods sold	4,049	3,114	935	30%
Gross profit	$26,821	$28,194	$(1,373)	(5)%
Gross margin	87%	90%

Revenue. The decrease in revenue for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to a decrease of $0.5 million in our international sales due to the effects of COVID-19 pandemic. Our U.S. revenue was flat for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increasing growth trend of our U.S. case count prior to the impact of COVID-19 was offset by the decline in U.S. case volumes due to COVID-19. Prior to the impact of COVID-19, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. The case growth we experienced prior to impact of COVID-19 can be attributed to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improving U.S. reimbursement coverage.

Gross Profit and Gross Margin. Gross profit decreased $1.4 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily driven by lower revenue and lower gross margin. The gross margin decreased to 87% for the six months ended June 30, 2020 as compared to 90% for the six months ended June 30, 2019 primarily due to certain period costs charged directly to cost of operations of $0.2 million and increases in inventory write-downs of $0.2 million. Certain period costs were expensed as incurred during the second quarter of 2020 because our operations ran at suboptimal capacity due to lower case volumes as a result of the COVID-19 pandemic.

Operating Expenses:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$35,036	$32,542	$2,494	8%
Research and development	4,255	3,629	626	17%
General and administrative	9,551	8,960	591	7%
Total operating expenses	$48,842	$45,131	$3,711	8%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase of $5.0 million in employee related costs and stock-based compensation expense driven by increased headcount. The increase was partly offset by decreases in travel and other sales and marketing related expenses of $2.5 million as a result of the actions taken to curtail discretionary spending in response to the COVID-19 pandemic.
Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to increases in employee related costs and stock-based compensation expense of $0.8 million driven by increased headcount. The increase was partly offset by a decrease of $0.2 million mainly due to the decline in clinical study activities while elective procedures were restricted.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase of $1.1 million in employee related costs and stock-based compensation expense driven by increased headcount and $0.2 million public offering costs allocated to sale of common stock by selling shareholders. The increase was partly offset by the reversal of accrued litigation expense of $0.6 million in the second quarter of 2020 following the final settlement of the TCPA class action lawsuit, and a decrease of $0.1 million in other general and administrative expenses as a result of curtailed discretionary spending in response to the COVID-19 pandemic.
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$827	$1,439	$(612)	(43)%
Interest expense	(3,914)	(2,463)	(1,451)	59%
Other expense, net	(136)	(38)	(98)	258%
Total interest and other expense, net	$(3,223)	$(1,062)	$(2,161)	203%
Interest Income. The decrease in interest income for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The increase in interest expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was mainly due to the loss on extinguishment of Pharmakon Term Loan of $1.5 million, partly offset by lower interest associated with the Solar Term Loan.
Other Expense, Net. The increase in other expense, net, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was mainly due to higher foreign exchange losses.

Liquidity and Capital Resources
As of June 30, 2020, we had cash and marketable securities of $137.7 million compared to $93.1 million as of December 31, 2019. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of June 30, 2020 and December 31, 2019, we had $39.3 million and $39.2 million outstanding debt, respectively.
As of June 30, 2020, we had an accumulated deficit of $220.8 million. During the six months ended June 30, 2020, we incurred a net loss of $25.2 million. During the years ended December 31, 2019 and 2018, we incurred a net loss of $38.4 million and $17.5 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan
The outstanding debt as of June 30, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by us with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan to us (the “Solar Term Loan”). Prior to Solar Term Loan, our outstanding debt was related to a $40.0 million Term Loan with Biopharma Credit Investments IV Sub LP (“Pharmakon”) entered in October 2017 (the “Pharmakon Term Loan”). In accordance with the Loan and Security Agreement, we paid in full and terminated the Pharmakon Term Loan, which we accounted for as debt extinguishment in accordance with the accounting standards. As of June 30, 2020 and December 31, 2019, there was no amount available that could be borrowed under the credit facilities.
The Pharmakon Term Loan included an interest-only period for 35 months through September 2020 and equal quarterly principal payments plus interest through December 2022. The Pharmakon Term Loan carried a fixed interest rate of 11.5% and allowed for early prepayment. The prepayment penalty was equal to the remaining interest due if prepaid within the first 30 months, a 2% penalty for months 31-48, and a 1% penalty for months 49-60.
The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus the greater of (i) the London Interbank Offered Rate (“LIBOR”) or (ii) 0.33%, payable monthly in arrears. LIBOR means the greater of one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, we may voluntarily prepay the Solar Term Loan, in full or in part, in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid if prepaid in year three or later. The prepayment premium will be waived if we voluntarily prepay and refinance the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of our assets. We are also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan. This final fee shall be due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance, or (iii) the full prepayment, refinancing, substitution or replacement of Solar Term Loan. The final fee was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any replacement of the LIBOR could have on our business and financial condition cannot yet be determined.

Subject to other customary covenants set forth in the Loan and Security Agreement, we are required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). We are not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceed $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirement, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of June 30, 2020, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$41,000	$—	$—	$31,667	$9,333
Interest obligations (2)	15,990	2,346	7,892	5,550	202
Operating lease obligations	4,648	562	1,985	1,738	363
Purchase obligations	288	288	—	—	—
Total	$61,926	$3,196	$9,877	$38,955	$9,898

(1)Represents the principal obligations and the final fee at maturities of our Solar Term Loan.
(2)Represents the future interest obligations on our Solar Term Loan estimated using the fixed interest rate of 9.40% plus LIBOR held constant as of June 30, 2020.

This compared to $54.9 million of contractual obligations as of December 31, 2019.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(17,228)	$(15,474)	$(1,754)
Investing activities	10,060	191	9,869
Financing activities	62,896	1,663	61,233
Effects of exchange rate changes on cash and cash equivalents	6	(4)	10
Net increase (decrease) in cash and cash equivalents	$55,734	$(13,624)	$69,358
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2020 of $17.2 million resulted from cash outflows due to a net loss of $25.2 million, adjusted for $7.9 million of non-cash items, partly offset by cash inflows from changes in operating assets and liabilities of $0.1 million. Net cash used in operating activities for the six months ended June 30, 2019 of $15.5 million resulted from cash outflows due to a net loss of $18.0 million, adjusted for $3.4 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $0.8 million. The increase in net loss, net of non-cash items for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was mainly due to lower revenue due to the effects of COVID-19 and higher operating expenses from the growth of the business, partly offset by reduction of certain expenses as a result of the actions taken to curtail discretionary spending in response to COVID-19. Cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2020 were primarily due to lower accounts receivable balance resulting from lower revenue and timing of collections and lower inventory mainly due to the timing of inventory build-up, partly offset by cash outflows due to decreases in operating liabilities resulting from timing of payments. Cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2019 were primarily due to increases in inventory and accounts receivable from increased case volumes, partly offset by increased operating liabilities due to timing of payments.
Cash Provided by Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2020 was $10.1 million compared to $0.2 million in the six months ended June 30, 2019. Net cash provided by investing activities for the six months ended June 30, 2020 consisted of maturities and sales of our marketable securities, net of purchases of $11.3 million, partially offset by purchases of property and equipment of $1.3 million. Net cash provided by investing activities for the six months ended June 30, 2019 consisted of maturities of our marketable securities, net of purchases of $1.1 million, partially offset by purchases of property and equipment of $0.9 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2020 was $62.9 million compared to $1.7 million in the six months ended June 30, 2019. The difference was primarily due to the receipt of the proceeds, net of underwriting discounts, commissions and offering costs of $63.0 million from our follow-on public offering during the first quarter of 2020. Cash provided by financing activities in the six months ended June 30, 2020 also include proceeds from the issuance of common stock under our stock-based incentive compensation plans of $1.4 million, offset by payments associated with refinancing of our debt of $1.4 million. This compares to the cash provided by financing activities for the six months ended June 30, 2019 which consisted of proceeds from the issuance of common stock under our stock-based incentive compensation plans of $1.8 million, partly offset by payments of additional IPO related costs of $0.2 million.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. There had been no material changes to these accounting policies. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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
Management, with the participation of the CEO and COO/CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our CEO and COO/CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurances level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work from home during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.

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
We have incurred net losses since our inception in 2008. For the six months ended June 30, 2020, we had a net loss of $25.2 million. For the years ended December 31, 2019 and 2018, we had net losses of $38.4 million and $17.5 million, respectively. As of June 30, 2020, we had an accumulated deficit of $220.8 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. Once restrictive measures put in place to deal with the COVID-19 outbreak are lifted and we determine that we are able to resume normal operations, we expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
Outbreaks of infectious diseases, such as COVID-19, and historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 influenza virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of an infectious disease, or continued escalation of the outbreak of COVID-19 could also negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our iFuse implants and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures such as the iFuse procedure, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our iFuse implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negatively impacted hospital admission rates and the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our iFuse implants. These developments and effects are expected to continue and may also significantly affect our business across the U.S. and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, whether vaccines or one or more therapies that mitigate the effect of the virus will be developed, and, if so, when such vaccines and/or therapies will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, whether the virus's impact will be seasonal, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

Existing travel restrictions, and the risk that countries may continue to close borders, impose prolonged quarantines, and further restrict travel, limit our ability to reach surgeons with our goal of increasing surgeon activity by educating them to include the sacroiliac joint in their differential diagnosis of lower back pain and to regularly perform the iFuse procedure for patients for whom the procedure is indicated.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. These market disruptions could impair our ability to raise capital, should our business experience a prolonged period of reduced revenue requiring additional capital to sustain the business. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results. As a result, we have withdrawn our full year 2020 revenue guidance.

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
Adequate coverage and reimbursement for procedures performed with our products is central to the acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if reimbursement levels are insufficient to support use of our products or compensate surgeons for their time spent diagnosing patients and performing procedures using our products. For example, our sales decreased significantly after minimally invasive sacroiliac joint fusion was assigned to a Category III Current Procedural Terminology (“CPT”) code effective July 1, 2013. After implementation of this Category III CPT Code, surgeons were no longer able to consistently obtain reimbursement for procedures performed using our products. However, effective January 1, 2015, minimally invasive sacroiliac joint fusion was assigned to a Category I CPT Code.
Many private payors refer to coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (“CMS”), which administers the Medicare program, as guidelines for setting their coverage and reimbursement policies. By December 31, 2016, all Medicare Administrative Contractors were regularly reimbursing for minimally invasive sacroiliac joint fusion. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. Private commercial payors have been slower to adopt positive coverage policies for minimally invasive sacroiliac joint fusion, and many private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by CMS or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products.

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

Effective January 1, 2020, the national average Medicare payment to hospital outpatient departments is $15,944 and the Medicare payment to an ambulatory surgery center for a sacroiliac joint fusion is $12,981. We believe that payments to facilities are generally adequate for these facilities to offer the iFuse procedure. However, there can be no guarantee that these facility fee payments will not decline in the future. The number of iFuse procedures performed and the prices paid for our implants may in the future decline if payments to facilities for minimally invasive sacroiliac joint fusions decline.

Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Prior to reassignment of minimally invasive sacroiliac joint fusion to a Category III CPT Code, the national average Medicare physician fee schedule payment to surgeons for CPT codes commonly used to submit claims for reimbursement for the iFuse procedure was approximately $1,000 and the procedure was commonly covered by both government and private commercial payors in the U.S. Effective January 1, 2020, the average Medicare payment for the Category I CPT code for minimally invasive SI joint fusion is $915. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.

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
As of June 30, 2020, 35 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
We may not be able to convince physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint.
Surgeons, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. In order for us to sell our iFuse system successfully, we must convince surgeons through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in convincing surgeons of the merits of iFuse, their use of our products may decline, adversely affecting our revenues and profitability.
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
Furthermore, we believe surgeons will not widely use iFuse unless they determine, based on experience, clinical data, and published peer-reviewed publications, that surgical intervention provides benefits or is an attractive alternative to non-surgical treatments of sacroiliac joint dysfunction. In addition, we believe support of our products relies heavily on long-term data showing their benefits. If we are unable to provide that data, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability.
Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to convince potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

Surgeons and payors may not find our clinical evidence to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought.
The products we currently market in the U.S. have either received premarket clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”), or are exempt from premarket review. Those marketed in the European Union (“EU”), have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration (“FDA”) requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval, (“PMA”), and does not usually require pre-clinical or clinical studies. Additionally, to date, we have not been required to complete clinical studies in connection with the sale of our products outside the U.S. As a result, while there are a number of published studies relating to iFuse and minimally invasive sacroiliac joint surgery that support the safety and effectiveness of our products and the benefits they offer, our clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension, or withdrawal of FDA clearance, and suspension, variation, or withdrawal of our CE Certificates of Conformity, significant legal liability or harm to our business reputation, which could have a material adverse effect on our results or operations and financial condition. Similar risks apply to product approvals and registrations in other countries outside the U.S. and the EU as well.
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
Physician-owned distributorships (“POD”), are medical device distributors that are owned, directly or indirectly, by physicians. These physicians profit from selling or arranging the sale of medical devices for use in procedures they perform on their own patients at hospitals that purchase the devices from the POD. We do not engage with PODs. The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships and therefore choose to use competing products.
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

In the U.S., we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. The may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area (“EEA”), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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
New participants have increasingly entered the medical device industry. Many of these new competitors specialize in a specific product or focus on a particular market segment, making it more difficult for us to increase our overall market position. The frequent introduction by competitors of products that are or claim to be superior to our current or planned future products may make it difficult to differentiate the benefits of our products over competing products. In addition, the entry of multiple new products and competitors may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our products and pricing in the market generally.
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
We do not currently sell any product other than iFuse and related tools and instruments. Therefore, we are solely dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
If clinical experience with our iFuse Bedrock technique does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock fail to show meaningful patient benefit, sales of our iFuse implants could be adversely impacted.
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
As of June 30, 2020, our U.S. sales force consisted of 62 territory sales managers and 54 clinical support specialists directly employed by us, and 37 third-party distributors. As of June 30, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 third-party distributors, which together have had sales in 35 countries through June 30, 2020. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
• regulatory authorities may require us to temporarily or permanently take our approved product off the market or to conduct other field safety corrective actions;
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
• natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment, or other forms of disruption to business operations affecting our manufacturers or suppliers; and
• latent defects that may become apparent after products have been released and that may result in a recall or field safety corrective action with respect to such products.
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
We rely on third-party suppliers to manufacture and supply substantially all of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable prices, and on a timely basis. We do not have long-term supply contracts for some of our suppliers, and in some cases, even where we do have agreements in place, we purchase important parts of the iFuse Implant System from a single supplier. Therefore, we cannot assure investors that we will be able to obtain sufficient quantities of product in the future.
In addition, future growth could strain the ability of our suppliers to deliver an increasingly large supply of products, materials, and components. Suppliers often experience difficulties in scaling up production, including financial issues, or problems with production yields and quality control and assurance. For example, from time to time, we have experienced certain delays and may experience delays from our suppliers in the future.
We generally use a small number of suppliers for our instruments and currently rely on RMS for iFuse 3D implants and Orchid for iFuse implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
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
• we or our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements;
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
After the impacts of the COVID-19 pandemic subside, to become profitable, we must assemble our products in adequate quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:
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

If we do not develop and obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for new products or product enhancements in time to meet market demand, or if there is insufficient demand for these products or enhancements, our business could be adversely affected. Our research and development efforts may require a substantial investment of time and resources before we are adequately able to determine the commercial viability of a new product, technology, material, or other innovation. In some cases, following a successful product development effort, we may need to invest substantial resources in surgical instrumentation and implant inventory, prior to launch of the product, and before we understand the demand for such product. If we overestimate the demand for such products and invest too heavily in inventory to support the product line, the additional revenue and product margins may not produce a positive return on such investments, which could cause our financial results to suffer. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce sales in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
We are required to maintain adequate levels of inventory, the failure of which could consume our resources and reduce our cash flows.
As a result of the need to maintain adequate levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes so that the implant or device may be chosen for size based on the patient’s needs. In order to market our products effectively, we often maintain and provide surgeons and hospitals with back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
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
We are not aware of an independent third-party study that reliably reports the potential market size for iFuse or cost savings as a result of the iFuse procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. For example, the surveys we have conducted are based on a small number of respondents and are not statistically significant and may have other limitations. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our projected sales growth and have an adverse impact on our business.
Our results of operations could suffer if we are unable to manage our international business effectively.
Expansion into international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import, and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and the United Kingdom Bribery Act (“UKBA”), anti-boycott laws, anti-money laundering laws, and regulations relating to economic sanctions imposed by the U.S., including the Office of Foreign Asset Control of the U.S. Treasury. Any failure to comply with applicable legal and regulatory obligations in the U.S. or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.

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
The medical device industry is characterized by rapid and significant change. There can be no assurance that other companies will not succeed in developing or marketing devices, and products that are more effective than our iFuse system or that would render the iFuse system obsolete or noncompetitive. Additionally, new surgical procedures, medications and other therapies could be developed that replace or reduce the importance of our product. Accordingly, our success will depend in part on our ability to respond quickly to changes in technology and the practice of medicine through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that our new product development efforts will result in any commercially successful products.
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
The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
• we may not be able to demonstrate to the FDA’s satisfaction that our products are safe and effective for their intended uses;
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

In May 2017, the EU Medical Device Regulation, (Regulation 2017/745) was adopted as described in “Item 1. Business - Regulation - International Regulation of Our Products” in our Annual Report on Form 10-K filed with the SEC on March 11, 2020. On April 24, 2020, the European Parliament adopted legislation deferring effectiveness of the EU Medical Device Regulation until May 2021.
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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our distributors’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (”HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in “Item 1. Business - Healthcare Fraud and Abuse and Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information during the course of clinical trials and for post-marketing safety vigilance in connection with marketing and selling our products, helping enable surgeons and their patients to pursue claims for reimbursement for procedures using iFuse and servicing potential warranty claims. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, in the U.S. and regulations in the European Union (“EU”), which are described in detail in “Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 11, 2020.

In June 2018, California enacted the California Consumer Privacy Act (“CCPA”). The CCPA, which became effective on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. The California Attorney General, who is charged with interpreting and enforcing the law, has not yet promulgated final implementing regulations, and considerable uncertainty as to how the law will be implemented and enforced remains. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, or if we expand into new regions and are required to comply with new requirements, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.
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
Any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity, and the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA, our Notified Body and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations (“QSR”), and International Standards Organization, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity.
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
If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds. Any of these actions would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue.
The FDA inspected our facilities in May 2014. As a result, we received a Notice of Inspectional Observations, or Form 483, with three observations that have since been addressed with a corrective and preventative action plan. We responded to the FDA in writing and the matter was closed as of October 2014 through the issuance of an Establishment Inspection Report. To date, the FDA has not taken any further action with respect to the May 2014 inspection or its findings. The FDA inspected our facilities again in December 2016 and no findings were noted.
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
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA or a similar authority in such other country, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. If we fail to report these events to the FDA or applicable authority in another country within the required timeframes, or at all, FDA, or the applicable authority in the other country could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in voluntary or involuntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.

In the EEA, we must comply with the EU Medical Device Vigilance System. Under this system, incidents must be reported to the relevant authorities of the Member States of the EEA, and manufacturers are required to take Field Safety Corrective Actions (“FSCAs”), to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient or user or of other persons, or to a serious deterioration in their state of health. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. The entry into application in May 2021 of the Medical Device Regulation will increase the obligation that we must fulfill in relation to vigilance and post-market surveillance obligations.

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
We have modified some of our 510(k) cleared products, and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) clearances or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In these circumstances, we may be subject to significant enforcement actions, regulatory fines, or penalties, which could require us to redesign our products and harm our operating results.

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

In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned substantial changes to our quality system, manufacturing process, or changes to our devices which could affect compliance with the essential requirements or the devices’ intended use. The Notified Body will then assess the changes and verify whether they affect the products’ conformity with Essential Requirements and related applicable laws. There can be no assurances that the assessment will be favorable and that the Notified Body will attest to our compliance with the essential requirements, which will prevent us from selling our products in the EEA. Moreover, any substantial changes that take place in the coming years may impact the continuing effectiveness of our CE Certificates of Conformity that were issued on the basis of the Medical Device Directive.
There is no guarantee that the FDA will grant 510(k) clearance or premarket approval of our future products or that our Notified Body will issue the required CE Certificate of Conformity, and failure to obtain necessary clearances or approvals for our future products would adversely affect our business prospects.
We are in the process of developing our regulatory strategies for obtaining clearance or approval for future products. Some of them may require 510(k) clearance by the FDA or a new CE Certificate of Conformity. Other future products may require premarket approval. In addition, some of our new products may require clinical trials or significant clinical evidence to support regulatory approval and we may not successfully complete these clinical trials. Obtaining regulatory clearances or approvals and CE Certificates of Conformity can be a time-consuming process, and delays in obtaining required future regulatory clearances or approvals, and CE Certificates of Conformity would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would adversely affect our business prospects. The FDA may not approve or clear these products or our Notified Body may not issue CE Certificate of Conformity for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products and our Notified Body may refuse to issue new CE Certificates of Conformity. Failure to receive clearance, approval, or Certificates of Conformity for our new products would have an adverse effect on our ability to expand our business.
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
• increased traceability of medical devices following the introduction of a Unique Device Identification (“UDI”), system;
• new rules governing the reprocessing of medical devices; and
• increased transparency with the establishment of European database on medical devices (“EUDAMED”) III as information from several databases concerning economic operators, CE Certificates of Conformity, conformity assessment, clinical investigations, the UDI system, adverse event reporting and market surveillance would be available to the public.

The Medical Device Regulation substantially augments the provisions of the Medical Device Directive governing clinical investigations of medical devices. Among other things, it imposes specific obligations concerning incapacitated subjects, minors, pregnant or breastfeeding women and clinical investigations in emergency situations. In addition to detailed provisions concerning the authorization and conduct of clinical investigations, the Regulation imposes on non-EU sponsors a responsibility to appoint a legal representative established in the EU and an obligation on EU Member States to ensure that systems for compensation for any damage suffered by a subject resulting from participation in a clinical investigation conducted on their territory are in place and places on sponsors and investigators the obligation to ensure they make use of these systems.

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

The sales of our products depend in part on the availability of coverage and reimbursement from third-party payors such as government health administration authorities, private health insurers, health maintenance organizations, and other healthcare-related organizations. Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, among other things, reduced and/or limited Medicare reimbursement to certain providers. Legislative changes to the Patient Protection and Affordable Care Act remain possible in the 116th U.S. Congress and under the Trump Administration. We expect that the Patient Protection and Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. Other federal laws further reduce Medicare’s payments to providers by two percent through 2024. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales.
We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture, and sale of surgical devices. Sacroiliac joint and other orthopedic spine surgeries involve significant risk of serious complications, including bleeding, nerve injury, paralysis, and even death. Surgeons may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. In addition, if longer-term patient results and experience indicate that our products or any component of a product cause tissue damage, motor impairment, or other adverse effects, we could be subject to significant liability. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts, or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.
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

We do not know to what extent, or when, the UK’s withdrawal from the EU or any other future changes to membership in the EU will impact our business. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, possibly resulting in increased trade barriers, which could make doing business in the UK more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.

Risks Related to Our Intellectual Property

If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.

We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2020, we owned 40 issued U.S. patents and had 21 pending U.S. patent applications, and we owned 11 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in 2024. Our current U.S. patents on iFuse 3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.

As of June 30, 2020, we have 13 registered trademarks in the U.S. and have filed for 7 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.

We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use, or sell our products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure investors that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S. Even if patents are granted outside the U.S., effective enforcement in those countries may not be available. Since most of our issued patents are for the U.S. only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Some of our third-party distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees, or our third-party distributors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we are successful in defending against these claims, litigation could result in substantial costs, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations, and financial condition.
The medical device industry is characterized by patent litigation and we could become subject to litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages, and/or prevent us from developing or marketing our existing or future products.
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make and sell our products. We have conducted a limited review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and the uncertainty of litigation increase the risk of management’s attention being diverted to patent litigation. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the medical device industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including treble, or triple, damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations, and financial condition. If passed into law, patent reform legislation currently pending in the U.S. Congress could significantly change the risks associated with bringing or defending a patent infringement lawsuit. For example, fee shifting legislation could require a non-prevailing party to pay the attorney fees of the prevailing party in some circumstances.
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

We have experienced and continue to experience meaningful variability in our sales and gross profit from quarter to quarter, as well as within each quarter. Our sales and results of operations will be affected by numerous factors, including, among other things:

•the impact that the COVID-19 pandemic has on our business;
•payor coverage and reimbursement;
•the number of products sold in the quarter and our ability to drive increased sales of our products;
•our ability to establish and maintain an effective and dedicated sales force;
•pricing pressure applicable to our products, including adverse third-party coverage and reimbursement outcomes;
•results of clinical research and trials on our existing products and products in development;
•the mix of our products sold because profit margins differ amongst our products;
•timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•the ability of our suppliers to timely provide us with an adequate supply of materials and components;
•the evolving product offerings of our competitors;
•the demand for, and pricing of, our products and the products of our competitors;
•factors that may affect the sale of our products, including seasonality and budgets of our customers;
•domestic and international regulatory clearances or approvals, or CE Certificates of Conformity, and legislative changes affecting the products we may offer or those of our competitors;
•interruption in the manufacturing or distribution of our products;

•the effect of competing technological, industry and market developments;
•our ability to expand the geographic reach of our sales and marketing efforts;
•the costs of maintaining adequate insurance coverage, including product liability insurance;
•the availability and cost of components and materials;
•the number of selling days in the quarter;
•fluctuation in foreign currency exchange rates; and
•impairment and other special charges.

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
We may be unable to utilize our federal and state net operating loss carryforwards to reduce our income taxes.

As of December 31, 2019, we had net operating loss (“NOL”) carryforwards of $164.4 million and $129.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOLs carryforwards begin to expire in 2028 and 2020, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. In the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOLs and tax credit carryforwards are subject to limitation. We also updated our Section 382 ownership change analysis through June 30, 2019, considering the changes in ownership following our IPO in October 2018. Based on the result of the analysis, we concluded that we did not undergo ownership change that would require for any additional limitations on our NOL carryforwards. We further concluded that the equity shift between June 30, 2019 to December 31, 2019 was not material, considering the changes in the outstanding number of shares at each respective period. We will continually assess the need to update our Section 382 ownership change analysis, including the impact of the completion of our follow-on public offering in the first quarter of 2020, as we may experience ownership changes that could materially limit our ability to use our NOL carryforwards, which may harm our future operating results by effectively increasing our future tax obligations.

The California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for NOL deductions disallowed by this provision will be extended. Given that we expect to be at a loss position in the current year, the new legislation will not impact our current year provision. We will continue to monitor the possible California NOLs and credit limitation in future periods.
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

Our term loan contains covenants that may restrict our business and financing activities.
On May 29, 2020, we entered into a Loan and Security Agreement with Solar Capital Ltd. (“Solar”), pursuant to which we borrowed $40.0 million pursuant to a term loan (the “Solar Term Loan”). We used the proceeds of the Solar Term Loan to repay in full and terminate our credit facility with BioPharma Credit Investments IV Sub LP.
The Loan and Security Agreement with Solar contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on the lenders’ security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness of us or our subsidiaries, the rendering of certain types of judgments against us or our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. Upon the occurrence of an event of default, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by the Lenders. The Loan and Security Agreement with Solar also contains certain restrictive covenants that limit our ability to incur additional indebtedness and liens, merge with other companies or consummate certain changes of control, acquire other companies, engage in new lines of business, make certain investments, pay dividends, transfer or dispose of assets, amend certain material agreements or enter into various specified transactions, as well as financial reporting requirements.

The Solar Term Loan is secured by substantially all of our assets. The Loan and Security Agreement with Solar also contains a financial covenant related to our liquidity based on our trailing twelve-month net product revenues. We are required to hold at least $15.0 million in cash and cash equivalents so long as trailing twelve-month net product revenues are less than $75.0 million and at least $7.5 million in cash and cash equivalents so long as trailing twelve-month net product revenues are greater than or equal to $75.0 million but less than $100.0 million (collectively “Minimum Liquidity Requirements”). We are not subject to a Minimum Liquidity Requirement when trailing twelve-month net product revenues exceeds $100.0 million.

The covenants in the Solar Term Loan, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. Due to uncertainties surrounding the impact of COVID-19 pandemic, there is a substantial risk that we may not meet the minimum trailing 12-month product revenue in future period. If not waived, future defaults could cause all of the outstanding indebtedness under our Loan and Security Agreement to become immediately due and payable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares or equity securities during the three months ended June 30, 2020.

Use of Proceeds from our Initial Public Offering of Common Stock
On October 16, 2018, our registration statement on Form S-1 (File No. 333-227445) relating to our Initial Public Offering (“IPO”) of common stock became effective. The IPO closed on October 16, 2018 at which time we issued 8,280,000 shares of our common stock at an initial offering price of $15.00 per share for gross proceeds of $124.2 million. We received net proceeds from the IPO of approximately $113.4 million, after deducting the underwriting discount of $8.7 million and other offering-related expenses of $2.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of June 30, 2020, approximately $58.0 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020

10.1*	Loan and Security Agreement, dated May 29, 2020, between SI-BONE, Inc. and Solar Capital Ltd., as collateral agent, and the lenders from time to time party thereto.

10.2	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	8-K	001-38701	10.1	7/17/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date:	August 4, 2020	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 4, 2020	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)