Form 10-Q
period 2020-09-30
SI-BONE, Inc.
filed 2020-11-03
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 32,360,839 as of October 29, 2020.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•the impact the COVID-19 pandemic and governmental actions taken to combat the COVID-19 pandemic will have on us, including our operations, financial results, liquidity and capital resources, the existence and duration of state and local orders temporarily prohibiting elective procedures including procedures using the iFuse Implant System, the ability and desire of patients and physicians to undergo and perform such procedures, the duration and any potential resurgence of the COVID-19 pandemic, and whether the COVID-19 pandemic will recur in the future;
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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,996	$10,435
Short-term investments	76,024	81,345
Accounts receivable, net of allowance for doubtful accounts of $263 and $238, respectively	11,417	11,720
Inventory	5,071	5,452
Prepaid expenses and other current assets	1,014	2,510
Total current assets	149,522	111,462
Long-term investments	—	1,278
Property and equipment, net	4,479	3,954
Other non-current assets	314	315
TOTAL ASSETS	$154,315	$117,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,102	$2,811
Accrued liabilities and other	8,719	11,605
Current portion of long-term borrowings	—	4,358
Total current liabilities	11,821	18,774
Long-term borrowings	39,368	34,865
Other long-term liabilities	1,095	362
TOTAL LIABILITIES	52,284	54,001

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 28,838,577 and 25,163,803 shares issued and outstanding, respectively	3	3
Additional paid-in capital	331,896	258,121
Accumulated other comprehensive income	430	464
Accumulated deficit	(230,298)	(195,580)
TOTAL STOCKHOLDERS’ EQUITY	102,031	63,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,315	$117,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$20,373	$16,182	$51,243	$47,490
Cost of goods sold	2,578	1,630	6,627	4,744
Gross profit	17,795	14,552	44,616	42,746
Operating expenses:
Sales and marketing	18,772	16,443	53,808	48,985
Research and development	2,778	1,874	7,033	5,503
General and administrative	4,920	6,816	14,471	15,776
Total operating expenses	26,470	25,133	75,312	70,264
Loss from operations	(8,675)	(10,581)	(30,696)	(27,518)
Interest and other income (expense), net:
Interest income	192	612	1,019	2,051
Interest expense	(1,102)	(1,243)	(5,016)	(3,706)
Other income (expense), net	111	(94)	(25)	(132)
Net loss	$(9,474)	$(11,306)	$(34,718)	$(29,305)
Other comprehensive income (loss):
Changes in foreign currency translation	(33)	(4)	(23)	(11)
Unrealized gain (loss) on marketable securities	(147)	(37)	(11)	47
Comprehensive loss	$(9,654)	$(11,347)	$(34,752)	$(29,269)

Net loss per share, basic and diluted	$(0.33)	$(0.46)	$(1.23)	$(1.19)

Weighted-average number of common shares used to compute basic and diluted net loss per share	28,713,418	24,803,452	28,155,561	24,596,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	3	323,922	697	(208,352)	116,270
Issuance of common stock upon exercise of stock options, net of shares withheld	46,608	—	185	—	—	185
Issuance of common stock related to employee stock purchase plan	74,685	—	991	—	—	991
Issuance of common stock upon vesting of restricted stock units	85,030	—	—	—	—	—
Stock-based compensation	—	—	2,955	—	—	2,955
Vesting of early exercised stock options	—	—	26	—	—	26
Foreign currency translation	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(12,472)	(12,472)
Balance as of June 30, 2020	28,612,451	3	328,079	610	(220,824)	107,868
Issuance of common stock upon exercise of stock options, net of shares withheld	137,392	—	628	—	—	628
Issuance of common stock upon vesting of restricted stock units	88,734	—	—	—	—	—
Stock-based compensation	—	—	3,180	—	—	3,180
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(33)	—	(33)
Net unrealized loss on marketable securities	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(9,474)	(9,474)
Balance as of September 30, 2020	28,838,577	$3	$331,896	$430	$(230,298)	$102,031

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	46,809	—	125	—	—	125
Stock-based compensation	—	—	1,871	—	—	1,871
Vesting of early exercised stock options	—	—	66	—	—	66
Additional accrual of IPO related costs	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	(19)	—	(19)
Net unrealized gain on marketable securities	—	—	—	25	—	25
Net loss	—	—	—	—	(9,345)	(9,345)
Balance as of March 31, 2019	24,497,566	3	248,829	445	(166,522)	82,755
Issuance of common stock upon exercise of stock options, net of shares withheld	137,185	—	442	—	—	442
Issuance of common stock related to employee stock purchase plan	99,086	—	1,263	—	—	1,263
Issuance of common stock upon vesting of restricted stock units	27,320	—	—	—	—	—
Stock-based compensation	—	—	1,814	—	—	1,814
Vesting of early exercised stock options	—	—	56	—	—	56
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	59	—	59
Net loss	—	—	—	—	(8,654)	(8,654)
Balance as of June 30, 2019	24,761,157	3	252,404	516	(175,176)	77,747
Issuance of common stock upon exercise of stock options, net of shares withheld	175,070	—	611	—	—	611
Issuance of common stock upon vesting of restricted stock units	38,115	—	—	—	—	—
Repurchase of unvested early exercised stock options	(8,830)	—	—	—	—	—
Stock-based compensation	—	—	1,911	—	—	1,911
Vesting of early exercised stock options	—	—	39	—	—	39
Foreign currency translation	—	—	—	(4)	—	(4)
Net unrealized loss on marketable securities	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(11,306)	(11,306)
Balance as of September 30, 2019	24,965,512	$3	$254,965	$475	$(186,482)	$68,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(34,718)	$(29,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,757	5,596
Depreciation and amortization	786	570
Bad debt expense	235	—
Accretion on marketable securities	(16)	(1,288)
Realized gain on marketable securities	(43)	—
Amortization of debt issuance costs	204	194
Loss on extinguishment of debt	1,534	—
Loss on sale and disposal of property and equipment	248	152
Changes in operating assets and liabilities:
Accounts receivable	63	(1,383)
Inventory	337	(1,575)
Prepaid expenses and other assets	1,489	394
Accounts payable	416	526
Accrued liabilities and other	(2,072)	3,525
Net cash used in operating activities	(22,780)	(22,594)
Cash flows from investing activities
Maturities of marketable securities	63,200	117,100
Sales of marketable securities	12,592	—
Purchases of marketable securities	(69,145)	(107,545)
Purchases of property and equipment	(1,744)	(1,639)
Net cash provided by investing activities	4,903	7,916
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	62,978	—
Proceeds from debt financing	45,297	—
Principal repayments of debt financing	(45,297)	—
Payments of debt issuance costs	(750)	—
Payments of prepayment penalty and lender fees	(843)	—
Proceeds from issuance of common stock under employee stock purchase plan	991	1,263
Proceeds from the exercise of stock options	987	1,178
Repurchase of unvested early exercised stock options	—	(38)
Payments of additional initial public offering related costs	—	(167)
Net cash provided by financing activities	63,363	2,236
Effect of exchange rate changes on cash and cash equivalents	75	(64)
Net increase (decrease) in cash and cash equivalents	45,561	(12,506)
Cash and cash equivalents at
Beginning of period	10,435	25,120
End of period	$55,996	$12,614

Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$62	$161
Unpaid purchases of property and equipment	256	31
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
In January 2020, the Company received $50.3 million of net proceeds, after deducting the underwriting discounts and commissions, from its first follow-on public offering of 4,300,000 shares of the Company's common stock at a public offering price of $21.50 per share, of which 2,490,053 shares were offered and sold by the Company. Further, in February 2020, the underwriters fully exercised their option to purchase 645,000 shares of the Company's common stock at a public offering price of $21.50 per share for an additional net proceeds of $13.0 million to the Company, after deducting underwriting discounts and commissions. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the other selling shareholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling shareholders was recognized as transaction costs within general and administrative expenses on the unaudited condensed consolidated statements of operations in the first quarter of 2020.
In October 2020, the Company received $71.9 million of net proceeds, after deducting the underwriting discounts and commissions, from its second follow-on public offering. See Note 12 - Subsequent Events of Notes to Condensed Consolidated Financial Statements for related discussions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other interim period or for any other future year.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
United States	$18,924	$14,856	$47,442	$43,325
International	1,449	1,326	3,801	4,165
	$20,373	$16,182	$51,243	$47,490

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

As an emerging growth company, the new leases standard is effective for the Company for the fiscal year ending December 31, 2022 and interim periods within fiscal year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact to the Company's consolidated statements of income and cash flows.

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
In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company will adopt this new guidance for the year ending December 31, 2020 and does not expect it to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company will adopt this new guidance for the year ending December 31, 2020 and does not expect it to have a material impact on its consolidated financial statements.

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

The table below summarizes the marketable securities:

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$52,290	$—	$—	$52,290
Cash equivalents	52,290	—	—	52,290

U.S. treasury securities	56,994	24	—	57,018
Corporate bonds	8,595	19	—	8,614
Commercial paper	10,392	—	—	10,392
Short-term investments	75,981	43	—	76,024
Total marketable securities	$128,271	$43	$—	$128,314

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$3,068	$—	$—	$3,068
Commercial paper	2,495	—	—	2,495
Cash equivalents	5,563	—	—	5,563

U.S. treasury securities	67,051	34	(2)	67,083
Corporate bonds	9,075	24	(2)	9,097
Commercial paper	5,165	—	—	5,165
Short-term investments	81,291	58	(4)	81,345

Corporate bonds	1,278	—	—	1,278
Long-term investments	1,278	—	—	1,278
Total marketable securities	$88,132	$58	$(4)	$88,186
The long-term investments outstanding as of December 31, 2019 mature in April 2021.
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of September 30, 2020 and December 31, 2019.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$52,290	$—	$—	$52,290
U.S. treasury securities	57,018	—	—	57,018
Corporate bonds	—	8,614	—	8,614
Commercial paper	—	10,392	—	10,392
Total marketable securities	$109,308	$19,006	$—	$128,314

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$3,068	$—	$—	$3,068
U.S. treasury securities	67,083	—	—	67,083
Corporate bonds	—	10,375	—	10,375
Commercial paper	—	7,660	—	7,660
Total marketable securities	$70,151	$18,035	$—	$88,186

5. Balance Sheet Components
Inventory
As of September 30, 2020 and December 31, 2019, inventory consisted entirely of finished goods.
Property and Equipment, net:

	September 30, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$5,927	$4,613
Construction in progress	1,731	1,854
Computer and office equipment	670	598
Leasehold improvements	503	497
Furniture and fixtures	229	187
	9,060	7,749
Less: Accumulated depreciation and amortization	(4,581)	(3,795)
	$4,479	$3,954

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of iFuse implants that have not yet been placed into service. Depreciation expense was $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued Liabilities and Other:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued compensation and related expenses	$7,754	$7,274
Accrued litigation expense	—	3,200
Accrued professional services	377	392
Others	588	739
	$8,719	$11,605

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Mannheim, Germany which both expire in November 2024, and in Knaresborough, United Kingdom, which expires in December 2025. Further, the Company also leases vehicles under operating lease arrangements for certain of its sales personnel in Europe which expire various times in 2021 to 2023.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases was $0.3 million and $0.3 million for three months ended September 30, 2020 and 2019, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The table below summarizes aggregate future minimum lease payments under all leases as of September 30, 2020:

Year ending December 31,	(in thousands)
2020 (remaining three months)	$282
2021	1,042
2022	963
2023	875
2024	875
Thereafter	364
$4,401
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Company accrued litigation expense of $2.5 million during the three months ended September 30, 2019 and accrued additional $0.7 million during the three months ended December 31, 2019, within general and administrative expenses in the condensed consolidated financial statements, for a total of $3.2 million accrued litigation expense as of December 31, 2019. The initial accrued litigation expense reflected the estimable and probable costs that the Company may incur concerning the mediation activities and settlement negotiations between the Company and the named plaintiff, and was subsequently adjusted based on the cost to resolve the matter pursuant to the Settlement Agreement and the estimated class members' claim submission rate. Following the notice and claims submission process, on June 22, 2020, the Circuit Court of the City of St. Louis, State of Missouri, approved a final order to pay the approved claims submitted by class members, fees, expenses and incentive awards totaling $2.6 million as final settlement. Accordingly, the Company recorded a reversal of accrued litigation expense of $0.6 million in the second quarter of 2020 within general and administrative expenses in the condensed consolidated financial statements. The Company made the final settlement payment on July 1, 2020.

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	September 30, 2020	December 31, 2019
	(in thousands)
Principal and final fee payments	$41,000	$40,000
Less: Unamortized debt issuance costs	(699)	(777)
Unaccreted value of final fee	(933)	—
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$39,368	$39,223
Classified as:
Current portion of long-term borrowings	$—	$4,358
Long-term borrowings	$39,368	$34,865

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

On May 29, 2020, the Company entered into a Loan and Security Agreement with Solar Capital Partners (“Solar”) providing for a term loan of an aggregate principal amount of $40.0 million to the Company (the “Solar Term Loan”). In accordance with the Loan and Security Agreement, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020. The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan.

The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, the Company may voluntarily prepay the Solar Term Loan, in full or in part, but only in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The prepayment premium will be waived if the Company voluntarily prepays and refinances the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of the Company’s assets.
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

The effective interest rate related to the Solar Term Loan and Pharmakon Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Pharmakon Term Loan) was 10.8% and 12.4% for the three months ended September 30, 2020 and 2019, respectively, and 11.6% and 12.3% for the nine months ended September 30, 2020 and 2019, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the future principal and final fee payments under the Solar Term Loan as of September 30, 2020:

Year ending December 31,	(in thousands)
2020 (remaining three months)	$—
2021	—
2022	—
2023	11,667
2024	20,000
Thereafter	9,333
Total principal and final fee payments	$41,000
Subject to other customary covenants set forth in the Loan and Security Agreement with Solar, the Company is required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). The Company is not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceeds $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirements, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of September 30, 2020, the Company was in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact its future revenue, the Company believes that it has sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
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

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	2,718,971	$8.02
Granted	26,236	17.31
Exercised	(227,334)	4.34
Canceled and forfeited	(13,524)	17.21
Outstanding as of September 30, 2020	2,504,349	8.40
As of September 30, 2020, the unrecognized compensation cost related to stock options was $3.7 million, which is expected to be recognized over a period of approximately 2.1 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the three months ended September 30, 2020. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted during the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019			2020			2019
Weighted average grant date fair value per share	—	$5.43			$8.37			$9.78
Expected term (years)	—	5.0	to	7.0	5.5	to	7.0	5.0	to	7.0
Expected volatility	—	46.6%	to	47.3%	46.7%	to	47.2%	41.7%	to	47.3%
Risk-free interest rate	—	1.32%	to	1.39%	1.56%	to	1.64%	1.32%	to	2.59%
Dividend yield	—	—%			—%			—%

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of September 30, 2020 and December 31, 2019, the Company had a total of 7,784 shares and 21,404 shares of common stock, respectively, subject to repurchase under the Company's 2008 Stock Option Plan.
Restricted Stock Units
The table below summarizes restricted stock units activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	543,041	$19.72
Granted	979,082	20.08
Vested	(237,702)	20.67
Canceled and forfeited	(34,248)	19.55
Outstanding as of September 30, 2020	1,250,173	19.83

As of September 30, 2020, the unrecognized compensation cost related to the restricted stock units was $20.9 million, which is expected to be recognized over a period of approximately 3.0 years.
Employee Stock Purchase Plan
The Company's 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offer period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering, and provided that the offering which commenced in May 2020 be twelve months in duration and consist of two purchase periods. The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 74,685 shares and 99,086 shares under the ESPP during the nine months ended September 30, 2020 and September 30, 2019, respectively, representing approximately $1.0 million and $1.3 million in employee contributions. As of September 30, 2020 and December 31, 2019, total accumulated ESPP related employee payroll deductions amounted to $0.7 million and $0.2 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of goods sold	$87	$57	$243	$163
Sales and marketing	1,488	807	3,976	2,481
Research and development	299	144	827	364
General and administrative	1,306	903	3,711	2,588
	$3,180	$1,911	$8,757	$5,596

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Net loss	$(9,474)	$(11,306)	$(34,718)	$(29,305)

Weighted-average shares used to compute basic and diluted net loss per share	28,713,418	24,803,452	28,155,561	24,596,788

Net loss per share, basic and diluted	$(0.33)	$(0.46)	$(1.23)	$(1.19)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	2,504,349	2,824,485	2,504,349	2,824,485
Restricted stock units	1,250,173	565,430	1,250,173	565,430
Shares subject to repurchase	7,784	29,268	7,784	29,268
ESPP purchase rights	138,950	72,679	138,950	72,679
Common stock warrants	118,122	118,122	118,122	118,122
	4,019,378	3,609,984	4,019,378	3,609,984

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three and nine months ended September 30, 2020, the Company expensed $40,000 and $86,000, respectively, of the reimbursement charges from SeaSpine, which was recorded within research and development expense in the condensed consolidated statement of operations. The outstanding liability to SeaSpine as of September 30, 2020 amounted to $10,000, recorded within accrued liabilities and other in the condensed consolidated balance sheet.
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

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. Subsequent Events
Second Follow-On Offering
On October 19, 2020, the Company received $71.9 million of net proceeds, after deducting the underwriting discounts and commissions but before offering expenses, from its second follow-on public offering of 3,000,000 shares of the Company's common stock, and the exercise of underwriter's option to purchase from the Company an additional 478,507 shares of the Company's common stock, at a public offering price of $22.00 per share. The estimated total offering cost of approximately $0.4 million will be charged against the gross proceeds received from this second follow-on offering. The Company currently intends to use the net proceeds from this offering to support the continued commercial expansion of its products, including the increase of its sales force, additional medical affairs and educational efforts, research and development and clinical studies, direct to patient marketing, as well as for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to acquire or invest in complementary products, technologies, or businesses; however, the Company currently has no agreements or commitments to complete any such transactions.
In addition to the shares sold by the Company in the second follow-on offering, on October 19, 2020, the selling stockholder sold 190,053 shares of the Company's common stock previously held by the selling stockholder at a price to the public of $22.00 per share. The Company did not receive any proceeds from the sale by the selling stockholder.

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
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint and treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of September 30, 2020, more than 50,000 procedures have been performed by over 2,200 surgeons in the U.S. and 35 other countries.
Our iFuse Implant System includes a series of patented triangular titanium implants and the instruments we have developed to enable surgeons to perform the procedure. Surgeons place our implants across the sacroiliac joint, either from a lateral approach through the iliac bones into the sacrum, or from a posterior approach through the sacrum and into the iliac bones. Surgeons typically use three iFuse implants to fuse a sacroiliac joint in the lateral procedure, and one iFuse implant in each sacroiliac joint, typically alongside another device crossing the joint and joining to the spinal construct.
Our iFuse implants have a triangular cross section that resists twisting or rotation of the implant within the bone in which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape of our implants helps stabilize the joint, and the implants’ porous surface enables biologic fixation of the bone onto the implant, or bony ongrowth and ingrowth, that results in fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape of the iFuse implant. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw, and the large porous surface area of our implants allows for bony ingrowth.
We introduced our second-generation implant, the iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of the iFuse implant with the proprietary 3D-printed porous surface and fenestrated design. This design also allows the surgeon to fill the implant with ground-up bone before implantation, which some surgeons believe accelerates bone through-growth and biological fixation. iFuse-3D implants have shown positive bony ingrowth, ongrowth and through-growth and in animal studies, whether or not ground-up bone is used. We hold issued patents on 3D-printed triangular implants with fenestrations, or holes, which allow bone to grow into and through the implants.
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse Implant System for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing our iFuse Implant System for this indication and surgical technique in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for the iFuse Implant System to support our trauma program.
We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries.
In October 2018, we completed our initial public offering (“IPO”) resulting in net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses. In January and February 2020, we received a total of $63.0 million of net proceeds, after deducting the underwriting discounts, commissions and offering costs, from our first follow-on public offering of our common stock. In October 2020, we received a total of approximately $71.9 million after deducting underwriting discounts and commissions but before offering expenses, from our second follow-on offering of our common stock.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The overall demand for our products decreased as a result of the pandemic, which impacted our operating results for the three and nine months ended September 30, 2020. Many state and local governments in the U.S. and foreign governments issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic. The decrease in hospital admission rates and elective surgeries decreases the demand for elective procedures using our iFuse implants. Prior to the COVID-19 pandemic, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. Beginning at the end of February 2020, we began to see an impact on case volumes in Northern Italy due to the spread of the virus in the Lombardy region, the location of our operation in Gallarate, Italy. Overall, the disruption was not significant through the middle of March 2020, as Italy represents a small portion of our worldwide sales. Beginning in mid-March 2020 through April 2020, we saw a substantial worldwide reduction in global case volumes due to deferral of elective surgeries as a result of the COVID-19 pandemic in the U.S. and across Europe. In May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgical procedures.

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
The timing, extent and continuation of any further increase in procedures, and any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors, including:
•The return of elective procedures has been more rapid in some locations than others due to the extent and impact of the COVID-19 pandemic, and varying degrees of ongoing local restrictions related to the COVID-19 pandemic.
•A material increase in COVID-19 cases in one or more locations would result in an increase in hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
•Individual surgeons and hospitals may postpone elective procedures as a result of reduced availability of physicians or space to treat patients, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure.
•Patients may elect to defer or avoid elective procedures due to concerns about being exposed to COVID-19 in hospital settings, loss of employer-sponsored health insurance related to the high levels of unemployment in the U.S. or other reasons.
•Hospitals may reserve increased space for potential COVID-19 patients, especially if the number of COVID-19 cases spikes, limiting the space allocated to inpatient and outpatient elective procedures.
•Our personnel are experiencing, and expect to continue to experience, restrictions on access to many customers, hospitals, labs and other medical facilities for sales activities, physician training and case support as they have been deemed to be “non-essential” personnel by those facilities or applicable local regulations.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”. Recently, certain U.S. states are experiencing increasing trends of COVID-19 infections and hospitalizations.

The COVID-19 pandemic is continuing globally and preliminary indications of an increase in procedure volumes and related product sales are not necessarily indicative of the results that may be reported for the remainder of fiscal 2020, or any future periods. We are unable to predict how the COVID-19 pandemic will impact procedure volumes or product sales in the future, or the extent, duration or recurrence of the COVID-19 pandemic in any location. We are, therefore, unable to predict the impact of the COVID-19 pandemic, and such could have a material adverse effect on our results of operations, financial condition and capital resources.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among other things, our key performance indicators, including our ability to leverage our sales force, increase surgeon activity and training, engage key opinion leaders, and leverage broad coverage and reimbursements.
Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. As such, we have made it a top priority to support and retain our sales force through this challenging period. However, we have also limited new sales force hiring in the second and third quarter of 2020 given current uncertainties and are focusing on sales force productivity during this period. As of September 30, 2020, our U.S. sales force consisted of 59 territory sales managers and 57 clinical support specialists directly employed by us and 39 third-party distributors, compared to 53 territory sales managers and 53 clinical support specialists directly employed by us and 34 third-party distributors as of September 30, 2019. As of September 30, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 third-party distributors, compared to 19 sales representatives directly employed by us and 28 third-party distributors as of September 30, 2019.
Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of September 30, 2020 and 2019, in the U.S., more than 1,500 surgeons and 1,400 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of September 30, 2020 and 2019, more than 600 surgeons have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future. The COVID-19 outbreak challenged our traditional method of hands-on cadaveric and dry-lab training. Therefore, in addition to utilizing a virtual education series for surgeons and mid-level practitioners for training activities, we began using a portable, radiation free, haptics and computer-based simulator for training purposes in July 2020. We will focus on increasing the number of procedures performed by active iFuse surgeons, converting recently trained surgeons to first case, and converting inactive surgeons to active surgeons.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Our Bedrock technique is used in the treatment of adult spinal deformity. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique utilizes our proprietary iFuse Implants, with one implant placed across each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique differs from our traditional iFuse procedure, whereby three iFuse implants are placed across one sacroiliac joint via a lateral transarticular approach through the ilium and into the sacrum. The Bedrock technique is performed to increase stability at the base of a long construct. Biomechanical testing has shown that iFuse Implants placed in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. Since the launch of Bedrock, we have conducted more than 45 training courses at academic centers in the U.S., where more than 200 surgical residents and fellows have been trained. We received CE mark clearance for the promotion of the Bedrock technique in Europe and we launched the promotion of this technique in select European markets.

Leverage broad coverage and reimbursement

We made significant progress in both the number of covered lives and the Medicare physician fee for surgeons performing minimally invasive sacroiliac fusion in the U.S.

•Covered lives - As of September 30, 2020, of the U.S. payors covering 298.9 million lives that reimburse for iFuse, 183.1 million lives are covered by private payors. This includes lives covered by Aetna, which adopted a new coverage policy for minimally invasive arthrodesis of the sacroiliac joint for sacroiliac joint syndrome and sacroiliac joint pain, effective May 28, 2020. Aetna is the third largest commercial health plan in the U.S. with over 22 million members. Currently, covered lives counts do not include Anthem, which covers minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. On October 1, 2020, Anthem published an update to its sacroiliac joint fusion medical policy. This update retained policy language limiting indications for iFuse to cases involving a history of pelvic girdle trauma, similar to earlier versions of the policy, and did not reflect the feedback from specialists Anthem received in mid-2020, or other substantive updates to the evidence base. Anthem has communicated to us that this feedback and additional evidence may be taken into consideration in future policy updates in 2021. As of September 30, 2019, U.S. payors covering 268.0 million lives reimbursed for iFuse, of which 133.0 million were covered by private payors. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. As of September 30, 2020, 35 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 34 exclusive coverage policies as of September 30, 2019. These payors have based their exclusive coverage decisions on the quality of our data. Further, as of September 30, 2020 and 2019, there were 22 and 18, respectively, U.S. payors that are covering iFuse and other products for sacroiliac joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.
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
The COVID-19 pandemic reduced our expected number of cases. As the pandemic continued in the U.S. and Europe, it had a significant impact on our case volumes beginning mid-March 2020. The largest impact was felt in April 2020, where revenue declined by 84% from the prior year. Given the situation, a considerable number of cases were deferred from mid-March through the end of April 2020. In May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures, with revenue growth of 6% in May 2020 compared to the prior year. Case volumes continued to improve in June 2020 with revenue growth of 42% compared to the prior year. We believe a considerable number of cases performed in May 2020 and June 2020 were rescheduled surgeries cancelled in the second half of March through the end of April 2020. In the third quarter of 2020, we saw a more normalized revenue growth resulting in a 26% increase compared to the prior year. We continue to monitor the potential impact of COVID-19 to our product sales in the U.S. and international markets during the fourth quarter of 2020.

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
Our operations ran at suboptimal capacity as a result of decreased iFuse demand from worldwide restrictions on elective procedures during the second quarter of 2020. Accordingly, in the second quarter of 2020, certain labor and overhead costs were expensed as incurred which impacted our gross profit and gross margin. We saw a more normalized operations capacity during the third quarter of 2020 as case volumes began to recover. We may experience similar issues in future quarters due to the COVID-19 pandemic.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our employees. During the second quarter, we took steps to reduce variable expenses that are ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We continue to monitor the rapidly evolving situation, but as operations return to normal levels, we intend to make investments to execute our strategic plans and operational initiatives.

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

Our sales and marketing spending reflected normal business activities into mid-March 2020. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second and third quarter of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. As revenue growth returned to the levels that we were experiencing prior to the pandemic, we increased our sales and marketing expense accordingly in the third quarter of 2020. We will continue to determine the level of sales and marketing expense in light of market conditions and our growth opportunities.

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

Research and development expenses for engineering projects fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make investments in research and development. Clinical study expenses declined during mid-March through April due to hospital postponement of trials as a result of the COVID-19 pandemic. However, most hospitals allowed the resumption of clinical trials starting in May 2020. As such, we anticipate that research and development expenses will continue to increase in the future.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$20,373	100%	$16,182	100%	$51,243	100%	$47,490	100%
Cost of goods sold	2,578	13%	1,630	10%	6,627	13%	4,744	10%
Gross profit	17,795	87%	14,552	90%	44,616	87%	42,746	90%
Operating expenses:
Sales and marketing	18,772	92%	16,443	102%	53,808	105%	48,985	103%
Research and development	2,778	14%	1,874	12%	7,033	14%	5,503	12%
General and administrative	4,920	24%	6,816	42%	14,471	28%	15,776	33%
Total operating expenses	26,470	130%	25,133	156%	75,312	147%	70,264	148%
Loss from operations	(8,675)	(43)%	(10,581)	(66)%	(30,696)	(60)%	(27,518)	(58)%
Interest and other income (expense), net:
Interest income	192	1%	612	4%	1,019	2%	2,051	4%
Interest expense	(1,102)	(5)%	(1,243)	(8)%	(5,016)	(10)%	(3,706)	(8)%
Other income (expense), net	111	1%	(94)	(1)%	(25)	—%	(132)	—%
Net loss	$(9,474)	(46)%	$(11,306)	(71)%	$(34,718)	(68)%	$(29,305)	(62)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$18,924	93%	$14,856	92%	$47,442	93%	$43,325	91%
International	1,449	7%	1,326	8%	3,801	7%	4,165	9%
	$20,373	100%	$16,182	100%	$51,243	100%	$47,490	100%

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$20,373	$16,182	$4,191	26%
Cost of goods sold	2,578	1,630	948	58%
Gross profit	$17,795	$14,552	$3,243	22%
Gross margin	87%	90%

Revenue. The increase in revenue for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 comprised a $4.1 million increase in our U.S. revenue and an increase of $0.1 million in our international revenue, mainly due to an increase in case volumes. We attribute case growth to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improving U.S. reimbursement coverage. To a certain extent, a portion of the increase in revenue in the three months ended September 30, 2020 are attributable to case procedures scheduled for prior quarter rescheduled due to COVID-19.

Gross Profit and Gross Margin. Gross profit increased $3.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, mainly driven by higher revenue. The gross margin decreased to 87% for the three months ended September 30, 2020 as compared to 90% for the three months ended September 30, 2019 primarily due to increases in inventory write-downs of approximately $0.5 million and higher cost of operations to support the growth of the business.

Operating Expenses:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$18,772	$16,443	$2,329	14%
Research and development	2,778	1,874	904	48%
General and administrative	4,920	6,816	(1,896)	(28)%
Total operating expenses	$26,470	$25,133	$1,337	5%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase of $3.4 million in employee related costs and stock-based compensation expense driven by increased headcount. These increases were partly offset by decreases in travel and other sales and marketing related expenses of $1.1 million as a result of the COVID-19 pandemic.
Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an increase of $0.5 million in employee related costs and stock-based compensation expense driven by increased headcount, as well as increases in other research and development expenses of $0.4 million, primarily due to clinical study and research and development activities.
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to $2.5 million of accrued litigation expense associated with the TCPA class action lawsuit recorded in the third quarter of 2019 that was not repeated in the current quarter. In addition, other general and administrative expenses decreased by $0.3 million as a result of curtailment of discretionary spending in response to the COVID-19 pandemic. These decreases were partly offset by the increase in employee related costs and stock-based compensation expense of $0.9 million driven by increased headcount.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$192	$612	$(420)	(69)%
Interest expense	(1,102)	(1,243)	141	(11)%
Other income (expense), net	111	(94)	205	(218)%
Total interest and other expense, net	$(799)	$(725)	$(74)	10%
Interest Income. The decrease in interest income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was due lower interest associated with the Solar Term Loan compared to the Pharmakon Term Loan.
Other Income (Expense), Net. Other income, net increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to net foreign currency gains.
Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$51,243	$47,490	$3,753	8%
Cost of goods sold	6,627	4,744	1,883	40%
Gross profit	$44,616	$42,746	$1,870	4%
Gross margin	87%	90%

Revenue. The increase in revenue for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 comprised $4.1 million increase in our U.S. revenue, partly offset by a decrease of $0.4 million in our international revenue. The increase in U.S. revenue was attributable to an increase in case volumes. The increasing growth trend of our U.S. case count prior to the impact of COVID-19 was partly offset by the decline in U.S. case volumes specifically during mid-March through April 2020 due to COVID-19. Prior to the impact of COVID-19, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. The case growth we experienced prior to the impact of COVID-19 we attribute to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improving U.S. reimbursement coverage. The decrease in our international revenue was primarily due to the effects of COVID-19.

Gross Profit and Gross Margin. Gross profit increased $1.9 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily driven by higher revenue, partly offset by higher cost of goods sold. Gross margin decreased to 87% for the nine months ended September 30, 2020 as compared to 90% for the nine months ended September 30, 2019 primarily due to certain period costs of approximately $0.2 million charged directly to cost of operations and increases in inventory write-downs of approximately $0.9 million. Certain period costs were expensed as incurred during the second quarter of 2020 because our operations ran at suboptimal capacity due to lower case volumes as a result of the COVID-19 pandemic. Gross margin was also impacted by higher cost of operations to support the growth of the business.

Operating Expenses:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$53,808	$48,985	$4,823	10%
Research and development	7,033	5,503	1,530	28%
General and administrative	14,471	15,776	(1,305)	(8)%
Total operating expenses	$75,312	$70,264	$5,048	7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase of $8.3 million in employee related costs and stock-based compensation expense driven by increased headcount. The increase was partly offset by decreases in travel and other sales and marketing related expenses of $3.5 million due to the COVID-19 pandemic.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to increases in employee related costs and stock-based compensation expense of $1.3 million driven by increased headcount, as well as increases in other research and development expenses of $0.2 million primarily due to clinical study and research and development activities.
General and Administrative Expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to $2.5 million accrued litigation expense recorded in the third quarter of 2019, the reversal of excess accrued litigation expense of $0.6 million in the second quarter of 2020 following the final settlement of the TCPA class action lawsuit, and decreases in other general and administrative expenses of $0.4 million as a result of curtailment of discretionary spending in response to the COVID-19 pandemic. These decreases were partly offset by an increase of $2.0 million in employee related costs and stock-based compensation expense driven by increased headcount and $0.2 million public offering costs that were expensed associated with the follow-on offering in the first quarter of 2020.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,019	$2,051	$(1,032)	(50)%
Interest expense	(5,016)	(3,706)	(1,310)	35%
Other expense, net	(25)	(132)	107	(81)%
Total interest and other expense, net	$(4,022)	$(1,787)	$(2,235)	125%
Interest Income. The decrease in interest income for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was mainly due to the loss on extinguishment of Pharmakon Term Loan of $1.5 million, partly offset by lower interest associated with the Solar Term Loan.
Other Expense, Net. Other expense, net decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to lower net foreign currency losses.

Liquidity and Capital Resources
As of September 30, 2020, we had cash and marketable securities of $132.0 million compared to $93.1 million as of December 31, 2019. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. In October 2020, we received proceeds of $71.9 million after deducting underwriting discounts and commissions but before offering costs, from the sale of common stock in our second follow-on offering. As of September 30, 2020 and December 31, 2019, we had $39.4 million and $39.2 million outstanding debt, respectively.
As of September 30, 2020, we had an accumulated deficit of $230.3 million. During the nine months ended September 30, 2020, we incurred a net loss of $34.7 million. During the years ended December 31, 2019 and 2018, we incurred a net loss of $38.4 million and $17.5 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, the economic impact of the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
Term Loan
The outstanding debt as of September 30, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by us with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan to us (the “Solar Term Loan”). Prior to Solar Term Loan, our outstanding debt was related to a $40.0 million Term Loan with Biopharma Credit Investments IV Sub LP (“Pharmakon”) entered in October 2017 (the “Pharmakon Term Loan”). In accordance with the Loan and Security Agreement, we paid in full and terminated the Pharmakon Term Loan, which we accounted for as debt extinguishment in accordance with the accounting standards. As of September 30, 2020 and December 31, 2019, there was no amount available that could be borrowed under the credit facilities.
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
The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, we may voluntarily prepay the Solar Term Loan, in full or in part, in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid if prepaid in year three or later. The prepayment premium will be waived if we voluntarily prepay and refinance the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of our assets. We are also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan. This final fee shall be due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance, or (iii) the full prepayment, refinancing, substitution or replacement of Solar Term Loan. The final fee was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

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

Subject to other customary covenants set forth in the Loan and Security Agreement, we are required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). We are not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceed $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirement, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of September 30, 2020, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$41,000	$—	$—	$31,667	$9,333
Interest obligations (2)	14,639	995	7,892	5,550	202
Operating lease obligations	4,401	282	2,005	1,750	364
Purchase obligations	376	376	—	—	—
Total	$60,416	$1,653	$9,897	$38,967	$9,899

(1)Represents the principal obligations and the final fee at maturities of our Solar Term Loan.
(2)Represents the future interest obligations on our Solar Term Loan estimated using the fixed interest rate of 9.40% plus LIBOR held constant as of September 30, 2020.

This compared to $54.9 million of contractual obligations as of December 31, 2019.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(22,780)	$(22,594)	$(186)
Investing activities	4,903	7,916	(3,013)
Financing activities	63,363	2,236	61,127
Effects of exchange rate changes on cash and cash equivalents	75	(64)	139
Net increase (decrease) in cash and cash equivalents	$45,561	$(12,506)	$58,067
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2020 of $22.8 million resulted from cash outflows due to a net loss of $34.7 million, adjusted for $11.7 million of non-cash items, partly offset by cash inflows from changes in operating assets and liabilities of $0.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 of $22.6 million resulted from cash outflows due to a net loss of $29.3 million, adjusted for $5.2 million of non-cash items, and cash inflows from changes in operating assets and liabilities of $1.5 million. The decrease in net loss, net of non-cash items for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was mainly due to the increase in revenue and decreases of certain expenses primarily due to the timing of accrual for litigation expense, and the result of actions taken to reduce discretionary spending in response to COVID-19, partly offset higher operating expenses from the growth of the business. Cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2020 were primarily due to timing of prepayments of certain expenses, lower accounts receivable due to the timing of collections and lower inventory due to the timing of inventory build-up, partly offset by cash outflows due to decreases in operating liabilities due to timing of payments. Cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2019 were primarily due to increased operating liabilities due to timing of payments, partly offset by increases in inventory and accounts receivable as a result of increased case volumes and growth of the business.
Cash Provided by Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2020 was $4.9 million compared to $7.9 million in the nine months ended September 30, 2019. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of maturities and sales of our marketable securities, net of purchases of $6.6 million, partially offset by purchases of property and equipment of $1.7 million. Net cash provided by investing activities for the nine months ended September 30, 2019 consisted of maturities of our marketable securities, net of purchases of $9.6 million, partially offset by purchases of property and equipment of $1.6 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2020 was $63.4 million compared to $2.2 million in the nine months ended September 30, 2019. The difference was primarily due to the receipt of the proceeds, net of underwriting discounts, commissions and offering costs of $63.0 million from our follow-on public offering during the first quarter of 2020. Cash provided by financing activities in the nine months ended September 30, 2020 also include proceeds from the issuance of common stock under our stock-based incentive compensation plans of $2.0 million, partly offset by payments associated with refinancing of our debt of $1.6 million. This compares to the cash provided by financing activities for the nine months ended September 30, 2019 which consisted of proceeds from the issuance of common stock under our stock-based incentive compensation plans of $2.4 million, partly offset by payments of additional IPO related costs of $0.2 million.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide the information otherwise required by this Item.
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
Management, with the participation of the CEO and COO/CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our CEO and COO/CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurances level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work remotely during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.
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
We have incurred net losses since our inception in 2008. For the nine months ended September 30, 2020, we had a net loss of $34.7 million. For the years ended December 31, 2019 and 2018, we had net losses of $38.4 million and $17.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $230.3 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. Many restrictive measures put in place to deal with the COVID-19 outbreak have been lifted and as we are able to resume more normalized levels of operations, we expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increased risk of customer defaults or delays in payments. These market disruptions could impair our ability to raise capital, should our business experience a prolonged period of reduced revenue requiring additional capital to sustain the business. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the long-term impacts on our operations and financial results.
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
As of September 30, 2020, 35 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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
As of September 30, 2020, our U.S. sales force consisted of 59 territory sales managers and 57 clinical support specialists directly employed by us, and 39 third-party distributors. As of September 30, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 third-party distributors, which together have had sales in 35 countries through September 30, 2020. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.

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
•    we or our third-party manufacturers could experience plant closures due to local epidemics of communicable diseases, such as COVID-19, or local outbreaks of such diseases among their workforce, thereby shuttering a plant in which our products are manufactured;
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
In order to increase our market share in the sacroiliac joint fusion and related markets, we must enhance and broaden our product offerings in response to changing customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain domestic and international regulatory clearances or approvals, or CE Certificates of Conformity for, or market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
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
As a result of the need to maintain adequate levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes so that the implant or device may be chosen for size based on the patient’s needs. In order to market our products effectively, we often maintain and provide surgeons and hospitals with back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In addition, as we introduce new implants and instruments with the same intended uses as existing products, the older products may fall out of favor with our customers, causing them to become obsolete. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2020, we owned 40 issued U.S. patents and had 25 pending U.S. patent applications, and we owned 13 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse 3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of September 30, 2020, we have 13 registered trademarks in the U.S. and have filed for 10 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 28 European member countries of the Madrid Protocol.

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
As of December 31, 2019, we had net operating loss (“NOL”) carryforwards of $164.4 million and $129.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOLs carryforwards begin to expire in 2028 and 2020, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have determined that we have experienced Section 382 ownership changes in 2010 and $1.4 million of our NOLs and tax credit carryforwards are subject to limitation. We also updated our Section 382 ownership change analysis through June 30, 2019, considering the changes in ownership following our IPO in October 2018. Based on the result of the analysis, we concluded that we did not undergo ownership change that would require for any additional limitations on our NOL carryforwards. We further concluded that the equity shift between June 30, 2019 to December 31, 2019 was not material, considering the changes in the outstanding number of shares at each respective period. We expect to update our Section 382 ownership change analysis during the fourth quarter of 2020, to include the impact of the completion of our follow-on public offerings in the first quarter of 2020 and in October 2020, as we may experience ownership changes that could materially limit our ability to use our NOL carryforwards, which may harm our future operating results by effectively increasing our future tax obligations.
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
There were no sales of unregistered equity securities during the three months ended September 30, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended September 30, 2020.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of September 30, 2020, approximately $64.0 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020

10.1	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	8-K	001-38701	10.1	7/17/2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date:	November 3, 2020	By:	/s/ Jeffrey W. Dunn
Jeffrey W. Dunn
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 3, 2020	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)