Form 10-K
period 2020-12-31
SI-BONE, Inc.
filed 2021-03-10
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38701
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $394.1 million, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 32,727,666 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Report.

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

Forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

PART I
Item 1. Business.
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction that often causes severe lower back pain. As of December 31, 2020, more than 53,000 procedures implanting iFuse have been performed by over 2,300 surgeons in the United States and more than 35 other countries since we introduced iFuse in 2009.
The sacroiliac joint, which is the largest joint in the human body, can cause debilitating pain. Clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. Studies have also shown that the disability that results from disease of the sacroiliac joint is comparable to the disability associated with a number of other serious orthopedic conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions in which an implant is used and a multi-billion dollar market exists. We believe iFuse is currently the market leading implantable device used in minimally invasive surgical fusions of the sacroiliac joint in the United States.
Our iFuse Implant System includes a series of patented triangular titanium implants and the instruments we have developed to enable surgeons to perform the procedure. Surgeons place our implants across the sacroiliac joint, either from a lateral approach through the iliac, or hip, bones into the sacrum, or from a posterior approach through the sacrum and into the iliac bones. Surgeons typically use three iFuse implants to fuse a sacroiliac joint in the lateral procedure, and one iFuse implant in each sacroiliac joint, typically alongside another device crossing the joint and joining to the spinal construct in the Bedrock technique.
Our iFuse implants have a triangular cross section that resists twisting or rotation of the implant within the bone within which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape of our implants helps stabilize the joint, and the implants’ porous surface facilitates biologic fixation of the bone onto the implant, or bony ongrowth and ingrowth, that results in fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape of the iFuse implant. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw, and the large porous surface area of our implants allows for bony ingrowth.
We introduced iFuse-3D, our second-generation implant, in 2017. This patented titanium implant combines the triangular cross-section of the iFuse implant with the proprietary 3D-printed porous surface and a fenestrated design. This design also allows the surgeon to fill the implant with ground-up bone before implantation, which some surgeons believe accelerates bone through-growth and biological fixation. iFuse-3D implants have shown positive bony ingrowth, ongrowth and through-growth in cell culture and animal studies, whether or not ground-up bone is used. We hold issued patents on 3D-printed triangular implants with fenestrations, or holes, which allow bone to grow into and through the implants.
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse Implant System for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing our iFuse Implant System for this indication and surgical technique in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for the iFuse Implant System to support our trauma program. In January 2021, we received CE marking for a similarly expanded indication for use to support our trauma program in Europe.
We market our products primarily with a direct sales force as well as a number of distributors in the United States, and with a combination of a direct sales force and distributors in other countries. We generate substantially all of our revenues from sales of the iFuse Implant system.
In 2020 and 2019, we generated revenue of $73.4 million and $67.3 million, respectively, a growth rate of 9%, and incurred net losses of $43.7 million and $38.4 million, respectively. Our gross margins were 88% and 90% for 2020 and 2019, respectively.
In October 2018, we completed our initial public offering (“IPO”) with net proceeds to us of $113.4 million. In January and February 2020, we received a total of $63.0 million of net proceeds from our first follow-on public offering of our common stock. In October 2020, we received a total of $71.6 million of net proceeds from our second follow-on offering of our common stock.

Market Opportunity
Over 30 million American adults are estimated to have chronic lower back pain. Our experience in both clinical trials and commercial settings indicates that at least 30% of patients whose chronic lower back pain stems from the sacroiliac joint may be candidates for surgery with iFuse. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential market for iFuse in the United States could be 279,000 patients annually, for a potential annual market in the United States of approximately $2.5 billion. While we have made significant progress in penetrating this market, U.S. patients received approximately 7,500 and 6,400 iFuse procedures in 2020 and 2019, respectively. Globally, the number of iFuse procedures performed in 2020 and 2019 was approximately 8,900 and 8,000, respectively.
We believe that Americans spend approximately $85.9 billion per year on spine problems and that approximately 65% of people who suffer from sacroiliac pain are women. Sacroiliac joint patients may have experienced one or more of the following events that have contributed to disruption and/or degeneration of the sacroiliac joint: pregnancy, falls, previous lumbar surgery, automobile accidents, and aging, which may cause degeneration of the cushioning in the joint much like other joints. In patients with traumatic injury to the sacroiliac joint, surgeons are increasingly using iFuse for treatment of the initial traumatic injury, rather than using it to treat chronic sacroiliac joint dysfunction and the pain that it causes as the disease and pain progresses. We recently received FDA clearance for expanded indications for the use of iFuse in the treatment of pelvic trauma, including for stabilization of the sacroiliac joint in conjunction with the treatment of fractures involving the sacroiliac joint. We continue to invest in the development of products and techniques to help surgeons improve the treatment of these patients, and anticipate continuing to build products and pursue indications that can be used to treat pelvic trauma patients.
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
Surgical Treatment of Sacroiliac Joint Disease

Patients with sacroiliac joint dysfunction frequently experience significant pain simply from sitting, standing, or rolling over in bed. These activities result in small movements of the sacroiliac joints and pressure transferred across the joints. The pain can be exacerbated with activity - when a patient walks or runs, for example, the shock from each step is transmitted up the leg, through the iliac bones of the pelvis to the sacroiliac joint. The initial goal in fusion of the sacroiliac joint is to immediately stabilize the joint which rapidly reduces the pain. Following initial stabilization of the sacroiliac joint, the goal is to permanently fuse the joint. We believe our proprietary triangular implants stabilize the joint better and more quickly than competing technologies.

Surgical fusion of the sacroiliac joint with an open surgical technique was first reported in 1908, with further reports in the 1920s. The open procedure uses plates and screws, requires a 6- to 12-inch incision and is extremely invasive. The iFuse procedure involves a 1- to 2-inch incision and is much less invasive. Due to its infrequent use and invasive nature, resulting in post-operative pain and lengthy recovery, the open sacroiliac joint fusion procedure was rarely taught in medical school or residency programs. Prior to our launch of iFuse, most spine surgeons were unfamiliar with the sacroiliac joint and had never performed a sacroiliac joint fusion. As a result, when patients presented with lower back pain, spine surgeons often did not include evaluation of the sacroiliac joint in their diagnostic work-up. Surgeons who did recognize the condition typically told their patients they had nothing to offer surgically.

Non-Surgical Treatment of Sacroiliac Joint Disease

Although a number of non-surgical treatments exist for sacroiliac joint pain, they did not provide the level of pain or disability relief seen with the iFuse procedure for the patients participating in our randomized controlled clinical trials. Non-surgical treatments include:

•Medical therapy, including opiates and non-steroidal anti-inflammatory medications.
•Physical therapy, which can involve exercises as well as massage.
•Intra-articular injections of steroid medications, which are typically performed by physicians who specialize in pain treatment or anesthesia.
•Radiofrequency ablation, or the cauterizing, of the lateral branches of the sacral nerve roots.
Our Solution - The iFuse Implant System
Our iFuse system, which includes our implants and instruments, is designed to address the shortcomings of alternative treatments, including open surgery, non-surgical management, and screw-based and other minimally invasive stabilization and fusion procedures. As shown in the graphic below, our iFuse implants are triangular, and three implants are typically used in each procedure. Our implants are made of titanium and have a porous surface. Each iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw, and the large porous surface area allows adherence of the bone to the implants. We introduced the original iFuse implants in 2009, and our second-generation iFuse-3D implants in 2017.
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
By contrast, open and other techniques for sacroiliac joint fusion typically use screws, plates and/or bone graft for fixation. When placed across the sacroiliac joint, standard orthopedic screws, which lack features to encourage biologic fixation, tend to rotate and loosen over time. Because of the triangular shape, porous surface, strength, and other differentiating factors of our iFuse implants, we believe that our published clinical data do not apply to other minimally invasive solutions. Little published evidence of safety, clinical effectiveness, durability, or economic utility currently exists for sacroiliac fusion devices other than iFuse. We are unaware of any data to show that our competitors’ sacroiliac joint screws, with features allowing biologic fixation, have a lower rate of loosening than standard orthopedic screws. In addition, placement of plates for open fusion procedures typically requires larger incisions and more invasive dissection, which results in longer recovery times and increased morbidity. We believe that the differences between iFuse and other products, as well as the substantial published clinical evidence showing the safety and effectiveness of iFuse, are the reason why a growing number of payors have recommended that iFuse be reimbursed for sacroiliac surgery to the exclusion of other technologies that are designed for the procedure.
Typically, surgeons recommend protected weight-bearing for three weeks. However, post-operative instructions are patient-specific and some patients are allowed to perform weight-bearing activities sooner. Follow-up studies have shown that bony bridging across the sacroiliac joint is present in the majority of cases five years after the iFuse procedure.

Three implants are used in most lateral iFuse procedures. Each implant crosses the joint from the iliac bone into the sacrum. Placing each implant requires four basic steps:
•Pin. The surgeon inserts a guide pin through the iliac bone, across the sacroiliac joint and into the sacrum.
•Drill. Surgeons drill over the guide pin, through the iliac bone, across the sacroiliac joint and just into the sacrum.
•Broach. The surgeon impacts a triangular broach over the pin which prepares a triangular channel that is slightly smaller than the iFuse implant.
•Implant. The surgeon impacts the implant into the triangular channel thereby spanning the sacroiliac joint and docking the implant in the sacrum. The channel is slightly smaller than the implant, which produces an interference fit.
iFuse is a cannulated system, which means that the drill, broach and implants have hollow channels which fit over the pin for guidance purposes. As is typical in many orthopedic procedures, a member of our team is normally present in the operating suite during surgery to provide technical assistance for the use of iFuse.
We offer three custom instrument sets for surgical placement of iFuse implants in the body. The standard set comprises largely stainless steel materials; the XL (Extra Long) set is the same as the standard set but most instruments are elongated by three inches for treatment of larger patients; and the radiolucent set comprises instruments made with more radiolucent (transparent to X-rays) materials, such as PEEK and aluminum, to improve visualization under fluoroscopy during an iFuse procedure.

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
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse Implant System for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing our iFuse Implant System for this indication and surgical technique in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for the iFuse Implant System to support our trauma program. The Bedrock technique utilizes our proprietary iFuse implants, with one implant placed across each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique differs from our traditional iFuse procedure, in which three iFuse implants are placed across one sacroiliac joint via a lateral transarticular approach through the ilium and into the sacrum. The Bedrock technique is performed to increase the overall strength and stability at the base of a long construct for multilevel spinal fusion. Biomechanical testing has shown that iFuse implants placed in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct.
In addition to our iFuse and iFuse-3D platform technologies, we also provide enabling technologies for our surgeons. We introduced an instrument set that is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the 3D positioning of certain instruments intra-operatively. In March 2018, we introduced surgical pins cleared for use with the Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. In early 2019, we introduced our Decortication and Graft Delivery Systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials. In mid-2019, we introduced the iFuse Bedrock technique that supplements pelvic fixation in deformity and degeneration cases and provides enhanced initial stabilization and long-term SI joint fusion. In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures.

Our Published Studies
iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility. Our implants have a triangular cross section, which resists rotation of the implant within the bone in which it is implanted, helping stabilize the joint even before fixation of the bone onto the implant, or bony ingrowth, which results in fusion. Products from our competitors use screws to treat the sacroiliac joint, which we believe do not resist rotation within the bone as effectively as our patented triangular implants. A study we performed showed that our iFuse implants have more than six times the rotation resistance of a screw designed for sacroiliac joint fusion. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape we use for iFuse. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis. Each titanium iFuse implant is at least three times the strength of a typical eight-millimeter surgical screw and the larger porous surface area of our implants allows for bony ingrowth. Three of our implants are typically used in each procedure.
The safety, durable effectiveness and cost effectiveness of iFuse are all supported by a large number of studies that have resulted in more than 90 published papers. Several of these papers publish results from five prospective multi-center studies (INSITE, iMIA, SIFI, LOIS and SALLY) that we sponsored, two of which were randomized controlled clinical trials. LOIS provided long-term (5-year) data to support sustained improvements in pain, disability and quality of life, as well as radiographic evidence of progressive fusion of the joint. Additionally, there have been several studies showing longer-term follow-up of up to six years.
INSITE Clinical Trial
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
The INSITE clinical trial included 148 subjects treated at 19 centers in the United States, with subjects randomized in a two-to-one ratio to either immediate sacroiliac joint fusion with iFuse or non-surgical management. The study design allowed subjects in the non-surgical management group to cross over and have surgery after six months. By 24 months after the start of the clinical trial, 89% of the non-surgical management group subjects still participating in the trial had elected to cross over to have the iFuse procedure, primarily because they derived little clinical benefit from non-surgical treatments. The study’s results can be summarized as follows:
•Reduction in Pain. There was statistically significant and clinically important pain reduction in subjects treated with iFuse as compared to very small responses in the same measures in those treated with non-surgical management. Subjects surgically treated with iFuse had mean 52- 54- and 55-point reductions in sacroiliac joint pain at 6, 12 and 24 months, respectively, as measured by the Visual Analog Scale (“VAS”). By contrast, subjects in the non-surgical management group had only a mean 12-point reduction (p<0.0001) at six months. 12 points is below the commonly accepted 20-point threshold for clinically important improvement. In addition, the non-surgical management group subjects who elected after six months to cross over to have the iFuse procedure had pain reduction similar to that seen in subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with a reduction in VAS sacroiliac joint pain of 20 or more points due to the assigned treatment only was 83% in the iFuse group and 10% in the non-surgical management group.
•Reduction in Disability. There was a statistically significant and clinically important reduction in disability in subjects treated with iFuse as compared to very little response in those treated with non-surgical management. Subjects surgically treated with iFuse had a mean 27-point reduction in disability at six months, on the 0–100 Oswestry Disability Index (“ODI”), while subjects in the non-surgical management group had only a mean five-point reduction (p<0.0001). Five points is less than the commonly accepted 15-point threshold to denote a clinically important response. At 24 months, the iFuse group had a mean 28-point reduction in ODI. At six months, the proportion of subjects with ODI improvements of at least 15 points was 72.5% with iFuse treatment and only 13.0% in those undergoing non-surgical management (p<0.0001 for difference in response rate). In addition, the subjects who elected after six months to cross over to have the iFuse procedure had similar reduction in disability as the subjects originally assigned to sacroiliac joint fusion with iFuse. At 24 months, the proportion of subjects with an ODI improvement of at least 15 points with the assigned treatment only was 68.2% and 7.5% in the iFuse and non-surgical management groups, respectively (p<0.0001 for difference in response rate).

iMIA European Clinical Trial
iFuse Implant System Minimally Invasive Arthrodesis ("iMIA") is a second prospective, randomized clinical trial of sacroiliac joint fusion using iFuse compared to non-surgical management with a design very similar to that of INSITE. iMIA is a randomized controlled study conducted in Europe. Positive 24-month results were published in March 2019 in The Journal of Bone and Joint Surgery. Like INSITE, results from iMIA show statistically significant and clinically profound reduction in pain and disability after SI joint fusion but little improvement after non-surgical treatment.
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
LOIS Clinical Trial
Long-term follow-up in INSITE/SIFI ("LOIS") is a prospective follow-on study, enrolling subjects at a subset of INSITE and SIFI sites treated with iFuse. Study outcomes at four years were published in July 2018 in the medical journal Medical Devices: Evidence and Research. In September 2019, we announced the publication of the 5-year results, which showed excellent durability of clinical responses and positive radiographic outcomes for SI joint fusion using triangular titanium implants. Among 103 enrolled subjects, mean sacroiliac joint pain scores decreased 54 points from baseline prior to surgery. Disability scores decreased 26 points and quality of life improved 0.29 points, all of which are statistically significant, clinically meaningful and consistent with previously published LOIS 4-year results. The 5-year results from LOIS demonstrated that improvements in pain, patient function and quality of life demonstrated at two years in INSITE and SIFI were durable and sustained at five years. Independent radiographic analysis of CT scans at five years showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of SI joint fusion (88% bridging bone). Patient satisfaction remained high for patients treated with the iFuse Implant. There were no reported adverse events related to the study device or procedure at five years.
SALLY Clinical Trial
Study of Bone Growth in the Sacroiliac Joint After Minimally Invasive Surgery with Titanium Implants ("SALLY") is a prospective single-arm multicenter trial of iFuse-3D for the treatment of sacroiliac joint dysfunction. The enrolled patient population was very similar to that of INSITE, SIFI and iMIA. A one-year manuscript, published in early 2020, showed improvements in pain, disability and quality of life similar to prior studies as well as CT evidence of earlier fusion of the SI joint. The study also showed marked reduction in opioid use and improvement in objective functional tests.

SILVIA Clinical Trial

We are currently enrolling subjects in SI Joint Stabilization in Long Fusion to the Pelvis: Randomized Controlled Trial ("SILVIA"), a prospective, single-blinded international multicenter randomized controlled trial of use of iFuse during multilevel spine fusions with fixation to the pelvis. This patient population is distinct from prior studies in the following ways: 1) the patients have degenerative scoliosis of the spine and are in need of complex spine surgery to correct spine malalignment, which is associated with substantial low back symptoms and disability; 2) all are undergoing pelvic fixation, meaning anchoring of the spine constructs into the pelvis; and 3) some, but not all, have diagnosed SI joint pain. The goal of this study is to show that placement of iFuse in the Bedrock configuration reduces the rate of postoperative SI joint pain and improves the longevity of pelvic fixation hardware, failures of which are fairly common.

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

Coverage and Reimbursement
Coverage and reimbursement for iFuse products and related procedures vary by setting of care, payor type and region. In the United States, healthcare providers that purchase iFuse products look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organizations, and other healthcare-related organizations, to cover and pay for all or part of the costs of these procedures. These providers bill patients for any applicable deductibles or co-payments. Sales volumes and prices of company products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors for both the surgeon's professional fee and the facility fee which covers, among other things, the cost of implants used in iFuse procedures.
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
In the United States, the American Medical Association (“AMA”), generally creates specific billing codes for surgical procedures under a coding system known as Current Procedural Terminology (“CPT”), which surgeons must use to bill and receive reimbursement for our iFuse procedure. Once a CPT code is established, the Centers for Medicare & Medicaid Services (“CMS”), typically establishes payment levels under Medicare while private payors establish rates and coverage rules independently.
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
In March 2015, six-month follow-up results from our INSITE randomized controlled clinical trial were published. In June 2015, the largest spine society in the world, the North American Spine Society (“NASS”), published a positive coverage recommendation, based on the clinical evidence, signaling to insurance companies and Medicare Administrative Contractors that sacroiliac joint fusion using a minimally invasive surgical approach should be routinely reimbursed. In March 2015, the International Society for Advancement of Spine Surgery (“ISASS”), also published a similar, updated positive coverage document signaling to insurance companies in the U.S. that evidence supports reimbursement for the procedure.
Coverage decisions for this code are made independently by each private insurance company and each of the Medicare Administrative Contractors that help manage Medicare. Around the second quarter of 2016, because of the iFuse clinical evidence, all Medicare Administrative Contractors were covering the procedure. At the time, very few private payors were covering. As of December 31, 2020 and 2019, U.S. payors covering 311.6 million and 282.7 million lives, respectively, regularly reimbursed for the iFuse procedures.

Third-party payors, whether governmental or commercial, are also developing increasingly sophisticated methods of controlling healthcare costs. No uniform policy of coverage and reimbursement for medical device products and services exists among third-

party payors in the United States. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.
In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and sometimes revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals, and ambulatory surgical centers for procedures during which our products are used. For example, the Medicare program updates hospital and physician payments annually pursuant to applicable law and regulations.
Specialty benefit managers and companies which perform healthcare technology assessments have significant influence on coverage decisions. In May 2016, the ECRI Institute Health Technology Assessment Information Service published a positive review of the iFuse Implant System, citing our clinical evidence. In January 2018, the Blue Cross Blue Shield Association, the licensor to all 36 Blue Cross and Blue Shield insurers across the United States, wrote a favorable review of the clinical evidence conferring a positive coverage recommendation for minimally invasive sacroiliac fusion, but only when performed with iFuse. In February 2018, Milliman Care Guidelines, a Hearst Company publication, also recommended coverage and in May 2018, AIM Specialty Health, owned by Anthem, established coverage for only iFuse and none of our competitors. In October 2018, eviCore recommended our iFuse system exclusively for sacroiliac joint fusion or stabilization. In 2020, Magellan Healthcare issued surgery guidelines for percutaneous sacroiliac joint fusion, which requires case-by-case review of authorization requests and follows NASS guidelines.
Private Payors. Private payors decide whether to cover and how much to pay on an individual basis. We target and track 65 of the largest U.S. private payors. As of December 31, 2020, of the targeted and tracked U.S. private payors, 56 were covering regularly, or had announced coverage for, the iFuse procedure, while the remaining U.S. private payors were reevaluating their coverage policies. As of December 31, 2020, of the U.S. private payors covering regularly, 35 have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion and 21 U.S. private payors are covering iFuse and other sacroiliac joint fusion products.

The table below summarizes the total covered lives with access to minimally invasive SI joint fusion and those with coverage exclusive to iFuse as of December 31, 2020:

Covered lives (in millions)	Total coverage	Exclusive iFuse coverage
Commercial	195.8	74.1
Medicaid	62.5	—
Medicare	38.2	—
Military/Federal	15.1	5.6
	311.6	79.7
Note that because many individuals are covered by more than one health insurance plan or may switch plans during the year, the total number of covered lives reported by the payors represented above may be larger than the number of individuals who have access to the iFuse procedure through their health insurance provider at any given time.

In December 2019, CIGNA established a positive coverage policy for minimally invasive SI joint fusion using the iFuse Implant System. CIGNA is the fourth largest commercial health plan in the United States with approximately 14.6 million members. In May 2020, Aetna adopted a new coverage policy for minimally invasive arthrodesis of the sacroiliac joint for sacroiliac joint syndrome and sacroiliac joint pain. Aetna is the third largest commercial health plan in the United States with over 22 million members. Currently, covered lives counts do not include Anthem, which covers minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. On October 1, 2020, Anthem published an update to its sacroiliac joint fusion medical policy. This update retained policy language limiting indications for iFuse to cases involving a history of pelvic girdle trauma, similar to earlier versions of the policy, and did not reflect the feedback from specialists Anthem received in mid-2020, or other substantive updates to the evidence base. Anthem has communicated to us that this feedback and additional evidence may be taken into consideration in future policy updates in 2021. In December 2020, Humana adopted a new coverage policy for minimally invasive arthrodesis of the sacroiliac joint exclusively when using titanium triangular implants (e.g., iFuse).
There are other large and small private payors that have not published positive coverage policies for the procedure. Some of these non-covering payors are reevaluating coverage given the latest data, but there can be no assurance they will reach positive coverage decisions. In most cases, the payors who are not covering are reevaluating coverage. Many payors will only review their coverage policies for a procedure on a scheduled basis, which can be every few months or as infrequently as once per year.

Prior to payor coverage, surgeons have been reluctant to get trained on a procedure for which they could not reliably be reimbursed. While we believe the increased coverage described above will have a positive effect on the number of iFuse procedures and our associated revenue in the future, the effect likely will happen with a lag time because, after a positive coverage decision is made, a number of months may pass before it impacts the number of procedures and associated revenue, since the surgeons have to be made aware of the coverage decision, in some cases attend one of our training courses to learn the surgical technique, schedule re-examinations of patients who were candidates for surgery, and then schedule surgeries for the patients who are still candidates.
We believe that it generally takes between six and 24 months for a surgeon to fully incorporate iFuse into his or her practice after payors initiate coverage and the surgeon is trained. Further, the administrative burden on surgical practices can be substantial for patients where reimbursement coverage is new, and some surgeons do not believe that the current average surgeon reimbursement is yet adequate to compensate them. However, as reimbursement coverage has improved, surgeon interest in learning to diagnose the sacroiliac joint and perform iFuse procedures has been increasing.
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
Health Technology Assessment (“HTA”) of medical devices is, however, becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy, Spain and Sweden. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, and cost‑effectiveness of individual products as well as their potential implications for the healthcare system. Those elements of medical devices are compared with other treatment options available on the market. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medical device varies between EU Member States. In addition, pursuant to Directive 2011/24/EU on the application of patients’ rights in cross‑border healthcare, a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This may lead to harmonization of the criteria taken into account in the conduct of HTAs between EU Member States and in pricing and reimbursement decisions and may negatively affect price in at least some EU Member States.
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
In April 2017, the UK’s National Institute for Health and Care Excellence (“NICE”), published guidance on minimally invasive sacroiliac joint fusion, recommending that the procedure be available to properly diagnosed patients in the UK National Health System. NICE develops guidance and quality standards in health and social care and is a worldwide leader in technology evaluations. The recommendation states that the safety and efficacy of minimally invasive sacroiliac joint fusion surgery is adequate provided that standard arrangements are in place. Use with standard arrangements is the most positive recommendation that NICE can make for an interventional procedure such as minimally invasive SI joint fusion. In October 2018, NICE published medical technology guidance specific to the iFuse Implant System, recommending that it be used in the National Health System because of the evidence demonstrating that treatment with iFuse improves pain, quality of life, and disability in properly selected patients. The continued relevance of the NICE guidance following the departure of the UK from the EU on January 31, 2020 is yet to be determined. Additionally, in August 2018, the public hospital system in France announced it would initiate coverage for iFuse exclusively beginning September 6, 2018. Some countries will require us to gather additional clinical data before recognizing and granting broader coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval beyond what we have today in countries where it makes economic sense to do so.

Medical Affairs and Education
Our medical affairs team provides high quality educational programs internally and externally. Internally, specialized medical knowledge, and practical experience with iFuse are used to help educate our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical iFuse experience provides the foundation for a wide variety of educational programs provided to both surgeons who will perform the iFuse procedure and the broader medical community that see and treat these patients. The medical affairs team is led by a fellowship trained orthopedic spine surgeon. As of December 31, 2020, we contracted with over 300 healthcare practitioners in various medical specialties, such as surgeons, pain management physicians, nurse practitioners/physician’s assistants and physical therapists, to help educate healthcare professionals about the sacroiliac joint as a component of lower back pain, proper diagnosis of SI joint dysfunction, non-surgical treatment options and surgical treatment with iFuse.

Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Since we began training surgeons, over 2,300 surgeons have treated patients with iFuse. We grew our active surgeon base to 588 surgeons as of December 31, 2020, compared to 539 active surgeons as of December 31, 2019. We define an active surgeon to be a surgeon who has performed at least one iFuse case in the last three months. The increase in active surgeons is primarily due to training of additional surgeons throughout the year. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the United States, as well as international surgeons for training in the future. The COVID-19 outbreak challenged our traditional method of hands-on cadaveric and dry-lab training. In early 2020, the medical affairs team implemented a virtual education series for surgeons and mid-level practitioners. In July 2020, we began using an innovative, fully portable surgeon training simulator. This training platform allows us to train surgeons without need for an operating room or a fluoroscope. The computer-based surgeon training simulator provides quality haptics, or the realistic feel during the surgeon’s use of the instruments, and the training is performed without any radiation. One key advantage of this surgeon training simulator is that the surgeon can now be trained locally in their office or a hospital conference room in 2 to 3 hours, and the surgeon does not need to travel to a cadaver lab, which sometimes requires being away from their practice for as much as a day and a half. The simulator uses the same instruments and implants as those that are used during surgery. The simulator is used to train surgeons to perform SI joint injections and iFuse sacroiliac joint fusions, as well as the iFuse Bedrock procedure. We plan to expand the use of simulators for training purposes both in the United States and internationally. We will utilize the simulators and our existing programs to train new surgeons, increase the knowledge and proficiency of existing iFuse surgeons, and re-engage inactive surgeons.
We conduct a large number of educational programs for the broader medical community including primary care physicians, pain management physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists and chiropractors. In addition to these general educational programs, we provide continuing education programs focused on SI joint diagnosis and treatment to physical therapists and case managers. We are able to provide these programs for both groups in all 50 states and the District of Columbia. We have trained over 6,600 physical therapists through our continuing education program as of December 31, 2020. Case managers, who typically are nurses, work in facilities where the iFuse procedure is performed, such as hospitals, or for payors or health plans. Case managers help patients navigate the healthcare system so that they receive the most appropriate treatment. As of December 31, 2020, we have trained over 1,300 case managers in the United States through our continuing education program. Our medical affairs team works with leading spine surgeons to educate other orthopedic and neurosurgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical specialty societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

Sales and Marketing
We market and sell iFuse primarily through a direct sales force and a small number of third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States covered twelve sales regions as of December 31, 2020. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory associate representatives who cover cases. As of December 31, 2020, our U.S. sales force consisted of 64 territory sales managers and 58 clinical specialists directly employed by us, and 41 third-party distributors. As of December 31, 2020, we had 39 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), the United Kingdom (2015) and France (2019). As of December 31, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 exclusive third-party distributors, which together had sales in 35 countries through December 31, 2020. As of December 31, 2020, beyond Europe and the U.S., surgeons had performed the first iFuse procedures in Australia, Bahrain, Canada, Cayman Islands, Hong Kong, Israel, Japan, Kuwait, New Zealand, Saudi Arabia, South Africa, and Turkey.
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery we expect following the pandemic. As such, we have made it a top priority to support and retain our sales force through this challenging period. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020 based upon our favorable financial position and opportunity for future revenue growth. Our sales and marketing spending reflected normal business activities into mid-March 2020. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second and third quarter of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. As revenue growth returned to the levels that we were experiencing prior to the pandemic, we increased our sales and marketing expense accordingly in the third and fourth quarters of 2020.
We intend to continue to grow our specialized sales force to foster relationships with surgeons and support revenue growth. Our territory sales managers are senior representatives who educate surgeons on the sacroiliac joint as a primary cause of lower back pain. The territory sales manager identifies new surgeons who are interested in learning more about the sacroiliac joint and the iFuse procedure and/or the Bedrock technique. The sales representative works closely with our medical affairs team to train surgeons on the anatomy, diagnosis, and surgical technique. Once trained, the sales representative works with the surgeon to incorporate into their practices the diagnosis of sacroiliac joint pain and the iFuse procedure to treat patients suffering from sacroiliac joint pain. Our clinical support specialists assist the territory sales managers to identify surgeons interested in training. The clinical support specialists also regularly cover cases, bringing our implants and instrument trays into the operating room for use by surgeons.
Over 30 million American adults are estimated to have chronic lower back pain. It is often difficult to identify the source of the pain and traditional methods of spine surgery do not have high success rates. We believe it is essential to raise awareness among lower back pain sufferers that their symptoms may be the result of sacroiliac joint disorders and that minimally invasive surgical treatments are available. We have implemented targeted marketing, education and direct outreach programs. We continually update our social media initiatives and post content to educate and engage patients who may be candidates for the iFuse procedure. We plan to make additional investments to further increase patient awareness, primarily through digital and broadcast marketing, including TV and radio ads, paid search, display advertising, social media and public relations.
Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year as patients have more time in the winter months to have the procedure completed or want to take advantage of their annual insurance coverage limits. However, taken as a whole, seasonality does not have a material impact on our financial results.
Research and Development

Since our initial launch of the iFuse Implant System, we have introduced a number of new product and procedure enhancements. An example is the iFuse-3D implant, which we developed over several years and launched in 2017. The most notable instrument enhancement was the release of the revamped instrument set that included a number of radiolucent instruments.

In 2017, we also introduced an instrument set that is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the 3D positioning of certain instruments intra-operatively. In March 2018, we introduced surgical pins which may be used with the Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. In early 2019, we introduced our Decortication and Graft Delivery Systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials. In mid-2019, we introduced the iFuse Bedrock technique that supplements pelvic fixation in deformity and degeneration cases and provides enhanced initial stabilization and long-term SI joint fusion.

We expect to continue developing enhancements to iFuse to meet our customers’ changing needs and improve the surgery’s effectiveness. For example, we know that some surgeons use iFuse to treat trauma patients post-stabilization. We are developing products and techniques to help surgeons improve the treatment of these patients. We may seek regulatory clearances for additional indications as required.

We continued our research and development activities during the COVID-19 pandemic. Clinical study expenses declined during mid-March through April due to hospital postponement of trials as a result of the COVID-19 pandemic. However, most hospitals allowed the resumption of clinical trials starting in May 2020. As such, we anticipate that research and development expenses will continue to increase in the future.
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
In the United States, we believe that our primary competitors currently are Globus Medical, Inc. and Medtronic plc. Our primary competitors in Europe are Globus Medical and SIGNUS Medizintechnik GmbH. However, these competitors sell screw-based products, which we believe to be weaker and less able to resist rotation than our triangular iFuse implants. We also compete against non-hardware products, such as allograft bone implants. These allograft products comprise human cells or tissues and are generally regulated by the FDA differently from implantable medical devices made of metallic or other non-tissue based materials, unless these competitors' allograft products fail to meet the FDA's criteria for regulation as a human cell or tissue product.
Based on our commercial experience and market research, we believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States. Our triangular titanium implant is differentiated from other screw-based technologies on the market. iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than 90 published papers. We have received exclusive reimbursement coverage in the United States by certain payors based upon our differentiated product and quality of our evidence. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

•product and clinical procedure effectiveness;
•ease of surgical technique and use of associated instruments;
•safety;
•published clinical outcomes and evidence;
•sales force knowledge;
•product support and service, and customer service;
•comprehensive training, including disease, anatomy, diagnosis and treatment;
•product innovation and the speed of innovation;
•intellectual property;

•accountability and responsiveness to customers’ demands;
•pricing and reimbursement;
•scientific (biomechanics) data; and
•attracting and retaining key personnel.
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2020, we had been issued 40 patents in the United States, and 14 patents outside of the United States. Also, as of December 31, 2020, we have 29 pending patent applications in the United States and six pending patent applications outside of the United States. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.

We have 13 registered trademarks in the United States and have filed for 16 more. In other countries, we have focused on registering three primary trademarks: “iFuse Implant System,” “SI-BONE,” and the SI-BONE logo. As of December 31, 2020, we have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol. The trademarks registered in the EU are also now protected by “clone” registrations in the U.K.
We also rely upon trade secrets, know-how and continuing technological innovation, and may rely upon licensing opportunities in the future, to develop and maintain our competitive position. We may seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their agreements.
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

Regulation
Domestic Regulation of Our Products and Business

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act (“FDCA”) as implemented and enforced by the FDA. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•product design, research, development, and manufacture;
•product safety, testing, labeling, and storage;
•record keeping procedures;
•product marketing, promotion, advertising, sales, distribution, export, and import; and
•post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions, and repair or recall of products.
There are numerous FDA regulatory requirements governing the clearance or approval and marketing of our products. These include:

•product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•investigational device exemptions to conduct premarket clinical trials, which include extensive monitoring, recordkeeping, and reporting requirements;
•Quality System Regulation (“QSR”), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•approval of product modifications that affect the safety or effectiveness of one of our approved devices;
•medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;
•post-approval restrictions or conditions, including post-approval study commitments;
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;
•the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•regulations pertaining to voluntary recalls; and
•notices of corrections or removals.

FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either premarket notification, or 510(k), clearance or approval of a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA.
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
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, if the modification changes the classification of the product to Class III, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
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
De Novo Classification
Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Manufacturers may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

Regulation of Human Cell and Tissue Based Products
Our iFuse Bone products are derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues, and cellular and tissue-based products ("HCT/Ps"). HCT/Ps regulated by the FDA under the authority of section 361 of the Public Health service Act must be not more than minimally manipulated and be for homologous use. They are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. Our bone tissue products are regulated as 361 HCT/Ps.

The AATB has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. We are licensed or have permits for tissue banking in California, Florida, New York, Maryland, and other states that require specific licensing or registration.

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act (NOTA), which prohibits the transfer of certain human organs, including bone tissue for valuable consideration, but permits reasonable payments associated with removal, transportation, implantation, processing, preservation, quality control and storage.

Clinical Trials
Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. Such trials for implanted devices such as iFuse generally require an investigational device exemption application (“IDE”), approved in advance by the FDA for a specified number of subjects and study sites, unless the product is deemed a nonsignificant risk device eligible for more abbreviated IDE requirements. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board (“IRB”), and the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices. To conduct a clinical trial, we also are required to obtain the subjects’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. We, the FDA, or the IRB, could suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and effectiveness of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the United States. Similarly, in Europe the clinical study must be approved by a local ethics committee and in some cases, including studies with high- risk devices, by the ministry of health in the applicable country.
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•Product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;
•QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indications;
•clearance of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•approval of product modifications that affect the safety or effectiveness of one of our approved devices;
•medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;
•post-approval restrictions or conditions, including post-approval study commitments;
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations;
•regulations pertaining to voluntary recalls; and
•notices of corrections or removals.
We have registered our facility with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:

•untitled letters, warning letters, fines, injunctions, consent decrees, and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement, refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•operating restrictions;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
The FDA inspected our facilities again in December 2016. No findings were noted.
Promotional Materials - “Off-Label” Promotion
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, or criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, we could be subject to additional significant penalties, such as exclusion from participation in federal healthcare programs, and our reputation could be damaged and adoption of the products would be impaired.
In addition, under the federal Lanham Act and similar state laws, competitors, and others can initiate litigation relating to advertising claims.
International Regulation of Our Products
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, in the European Economic Area (“EEA”) our devices are currently required to comply with the Essential Requirements concerning medical devices that are imposed by the Medical Device Directive (Council Directive 93/42/EEC) and the related national implementing legislation of individual EU member states as well as related guidance. Demonstration of compliance with these requirements entitles us to affix the CE mark to our medical devices, without which they cannot be commercialized in the EEA.

To demonstrate compliance with the Essential Requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices, a conformity assessment procedure requires a Notified Body to conduct conformity assessments. The Notified Body typically audits and examines products’ Technical File and the quality system for the manufacture, clinical evaluation report, design and final inspection of our devices before issuing a CE Certificate of Conformity. Following the issuance of this CE Certificate of Conformity, we can draw up an EC Declaration of Conformity and affix the CE mark to the products covered by this CE Certificate of Conformity and the EC Declaration of Conformity. We have successfully completed several Notified Body audits since our original certification in November 2010. Following these audits, our Notified Body issued International Standards Organization Certificates and CE Certificates of Conformity allowing us to draw up an EC Declaration of Conformity and affix the CE mark to certain of our devices.
After the product has been CE marked and placed on the market in the EEA, we must comply with a number of regulatory requirements relating to:
•registration of medical devices in individual EEA countries;
•pricing and reimbursement of medical devices;
•establishment of post-marketing surveillance and adverse event reporting procedures;
•Field Safety Corrective Actions, including product recalls and withdrawals; and
•interactions with physicians.
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
From May 26, 2021, the Medical Device Regulation (Regulations 2017/745) will repeal and replace the Medical Device Directive and the Active Implantable Medical Device Directive and will apply in the EU Member States, Iceland, Lichtenstein and Norway. The Medical Device Regulation is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. Once applicable, the Medical Device Regulation will, among other things:
•strengthen the rules on placing medical devices on the market and reinforce surveillance once they are available;
•establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•strengthen the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
The Medical Device Regulation substantially augments those aspects of the Medical Device Directive governing clinical investigations of medical devices. In addition to detailed provisions concerning the authorization and conduct of clinical investigations, the Regulation imposes on non-EU sponsors a responsibility to appoint a legal representative established in the EU and an obligation on EU Member States to ensure that systems exist to compensate clinical investigation participants who are harmed in that jurisdiction due to their participation.
Once applicable, the Medical Device Regulation will impose increased compliance obligations, which we must respect if we wish to continue to access the EU market. This includes the up-classification of some of our devices. Moreover, the scrutiny imposed by Notified Bodies for the technical documentation related these devices will increase considerably.

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
Regulatory Status
In November 2008, we received 510(k) clearance to market our first generation iFuse implant from the FDA. Since 2008, we have received additional FDA 510(k) clearances for new instruments, additional implant sizes and labeling changes. In the United States, the iFuse Implant System is intended for sacroiliac fusion for the following conditions: sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruptions and degenerative sacroiliitis, which includes conditions where symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months; to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion; and acute, non-acute, and non-traumatic fractures involving the sacroiliac joint. In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In November 2010, we obtained a CE Certificate of Conformity and affixed a CE mark to our iFuse Implant System to allow commercialization of iFuse in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion, including use in high and low energy fractures of the pelvic ring. Since 2010, we have added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in Europe. We plan to continue to work with our Notified Body to incorporate new products and labeling updates in our Technical Files for CE marking in Europe. Current delays in the revisions to the current bilateral agreement between the EU and Switzerland necessary to ensure the ongoing supply of our CE marked medical devices in Switzerland following entry into application of the Medical Device Regulation may, however, affect this plan.
Since July 2013, we have obtained approval for iFuse in regions beyond the United States and the EEA, including Australia, Canada, Hong Kong, Israel, Malaysia, New Zealand, Saudi Arabia, Singapore and Taiwan. We are currently collecting information to determine our regulatory strategy in Japan.
Environmental Regulations
We outsource substantially all the manufacturing of our products, therefore we have not incurred significant expenses relating to our compliance with federal, state, or local environmental laws and do not expect to incur significant expenses in the foreseeable future. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.
Healthcare Fraud and Abuse
Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers and prescribers of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursable under Medicare, Medicaid, or other federally funded healthcare programs. The laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of, or a specific intent to violate, the law;
•the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of government funds; knowingly making, using, or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease, or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government and to share in any monetary recovery. There are also criminal penalties for making or presenting a false or fictitious or fraudulent claim to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program including private third-party payors, or knowingly and willfully falsifying, concealing, or covering up a material fact or making a materially false, fictitious, or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services;
•the federal Physician Payment Sunshine Act, implemented by CMS as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (beginning in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives; and
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If we or our employees are found to have violated any of the above laws we may be subject to administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and damage to our reputation. For a more detailed description of the federal and state health care fraud and abuse laws, see the risk factor “We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to healthcare provider kickbacks and false claims for reimbursement, and other applicable federal and state healthcare laws, as well as equivalent foreign laws, and failure to comply could negatively affect our business” in the Risks Related to Our Legal and Regulatory Environment section of Item 1A of this Annual Report on Form 10-K.
The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other countries, such as the United Kingdom Bribery Act (“UKBA”), generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.
Data Privacy and Security Laws
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act, and its implementing regulations, as amended by Health Information Technology for Economic and Clinical Health Act enacted under the American Recovery and Reinvestment Act 2009 (“ARRA”) (collectively, “HIPAA”), in the United States.
HIPAA imposes obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also requires the notification of patients, reporting to the U.S. Department of Health and Human Services (“HHS”), and other compliance actions, in the event of a breach of unsecured Protected Health Information (“PHI”). Required notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach, under HIPAA. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, HHS would post the notification on its website, and we may be required to notify the media. Failure to comply with the

HIPAA privacy and security standards can result in significant civil monetary penalties, and, in certain circumstances, criminal penalties, including imprisonment.
In addition, even when HIPAA does not apply other federal and state laws impose security obligations. For example, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards.
In the European Union (“EU”), we are subject to laws relating to our collection, control, processing and other use of personal data (i.e. data relating to an identifiable living individual). We process personal data in relation to our operations. We process data of our employees, consultants, certain individuals who may be affiliated with our customers, including physician users of our products and, in the context of clinical investigations, patients. The personal data may include sensitive personal data including health information. The data privacy regime in the EU includes the EU General Data Protection Regulation, or the GDPR, effective on May 25, 2018 and the E-Privacy Directive 2002/58/EC and the national laws implementing it. Each EU Member State may adopt additional legislation implementing these regulations into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
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

Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. Our primary supplier for implants is rms Company (“RMS”) for iFuse-3D. To mitigate supply risk, we use a rolling twelve month forecast and take into consideration production lead times to maintain adequate levels of inventory for both our iFuse-3D and iFuse. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the United States.
We entered into a non-exclusive Manufacturing, Quality and Supply Agreement with RMS in January 2017, which was amended in July 2020. Pursuant to such agreement, RMS manufactures certain of our implants in accordance with our specifications, including both purchased and sterilized iFuse-3D implants, as well as uncoated machined implants which are subsequently coated to become our finished first generation iFuse implants. While the agreement provides that we are required to purchase the amounts forecasted in a blanket purchase order, we are not required to purchase product in excess of such forecasted amounts. The prices we pay for products are fixed under the agreement provided that if order volumes deviate from forecasted amounts beyond certain thresholds, we or RMS may request to negotiate further price changes. The agreement automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement. RMS is currently our only supplier of iFuse-3D implants.
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
In the United States, products we sell are required to be manufactured in compliance with the FDA's Quality System Regulation, codified at 21 CFR Part 820, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications, including those issued by DEKRA Certification, B.V., our notified body. DEKRA has issued the following international certifications: Quality Management System ISO13485:2016 for our locations in Santa Clara, California, and Gallarate Italy; Full Quality Assurance Certification for the design and manufacture of iFuse; and a Design Examination certificate for iFuse.
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
Our operations ran at suboptimal capacity as a result of decreased iFuse demand from worldwide restrictions on elective procedures due to the COVID-19 pandemic during the second quarter of 2020. Accordingly, in the second quarter of 2020, we expensed certain labor and overhead costs as incurred which impacted our gross profit and gross margin. We saw a more normalized operations capacity during the second half of 2020 as case volumes began to recover. We may experience similar issues in future quarters due to the COVID-19 pandemic.
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
Human Capital Resources

Maintaining a sufficient number of skilled employees in each respective department is a key focus of our human capital efforts. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To facilitate talent attraction, retention, and development, we strive to make SI-BONE an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs, as well as by programs that build connections between our employees and the communities in which they live and work.

As of December 31, 2020, we had 295 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2020, we had a direct field sales organization of 122 in the United States and 20 in Europe. During 2020, our turnover rate was less than 10%.

Diversity and Inclusion

In order to realize our mission and vision, we are committed to actively fostering workforce diversity and an environment of cultural inclusion throughout the company. In 2020, we adopted a Diversity and Inclusion Plan, overseen by our Nominating and Corporate Governance Committee. Our program goal is to increase gender and ethnic diversity in our workforce and leadership over three years, while continuing to provide equal employment opportunities to all candidates and employees without regard to any protected status. Accordingly, we track gender diversity among our global and U.S. workforce, the percentage of employees above director level who are female, the representation of women and underrepresented communities on our Board of Directors and the diversity of our U.S. workforce.

We aim to maintain a mix of backgrounds, skills and experiences in our board composition to understand and reflect the needs of our diverse stakeholders. Currently, three of our nine board members are women and one of our board members self-identifies as Asian American.

Health, Safety, and Wellness

The health, safety, and wellness of our employees is a priority in which we have always invested and intend to continue to do. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we offer programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.

In light of the COVID-19 pandemic, the prioritization of employee health, safety, and wellness took on particular significance in 2020. We implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having the majority of our office-based employees work from home, while implementing additional safety measures for employees continuing critical on-site work or work at customer facilities. A number of employees critical to maintaining our essential operating functions have continued to work from our office in Santa Clara, California. To protect and support our essential team members, we have implemented health and safety measures that include maximizing personal workspaces, adopting shift-based schedules to mitigate contagion risk, providing personal protective equipment (PPE), and instituting mandatory screening before accessing our offices.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country, include annual bonuses, restricted stock unit awards, an Employee Stock Purchase Plan, 401(k), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among many others. As a response to the COVID-19 pandemic, we supported employees with standard merit increases, paid full-time wages to hourly employees when they were not able to access our facilities, and guaranteed certain commissions to our salespeople. We did not furlough or terminate any of our employees due to economic concerns arising from COVID-19 in 2020.

Ensuring fair and equitable pay is integral to our commitment to our employees. Our executive team and Board of Directors strongly support this commitment. In 2020, we conducted our first pay equity review with the assistance of an independent consulting firm. The consultant reviewed our employee compensation to determine whether any statistically significant pay differences existed between women and men and between minorities and non-minorities performing similar job functions. The review provided information to help us understand whether our compensation structure was appropriate and to identify what improvements can be made. In areas where pay disparities were identified, we conducted further evaluation to determine where adjustments were appropriate.

As part of our Diversity and Inclusion Program, we implemented an applicant tracking system in 2020. In addition to automating our recruiting and onboarding processes, the applicant tracking system also helps us determine whether there is a mix of new hire candidates in the system from different genders and ethnicities for open positions.

Talent Development

We value our employees and the passion, commitment, and professional depth they provide. To enhance employee retention and job satisfaction, we offer ongoing learning and leadership training opportunities that support growth.

Our human resources and sales enablement teams transitioned much of our leadership training from in-person sessions to remote learning with the emergence of COVID-19 in 2020. Our scaled learning platforms of on-demand and virtual classroom learning eliminates travel and allows employees to access development at their convenience.

We have robust annual performance review processes for reviewing employees’ performance and pay. To support our managers, we train them on conducting effective performance reviews and making compensation recommendations, which take into consideration market pay data and performance, as well as experience in an employee’s respective role.

Community Programs

We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling, and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteering and giving opportunities, and enjoy unique recreational experiences with family members.

Our employees engage in a variety of activities to support their local communities. We acknowledge that community involvement is important to our employees and we support their interests in the communities in which they live. Prior to COVID-19, we hosted events at our corporate campus, including food, clothing, and toy drives. During 2020, we organized employee cash donations to food banks to support the neediest individuals in San Francisco Bay Area communities.

We encourage you to review our ESG Shareholder Letter in the Governance Documents of the Corporate Governance section of our Investor website for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our ESG Shareholder Letter, shall be deemed part of or incorporated by reference into this Annual Report.
Emerging Growth Company Status
We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will continue to be an emerging growth company until December 31, 2023, unless one of the following occurs: (i) if our total annual gross revenues are $1.07 billion or more; or (ii) if we issued more than $1.0 billion in non-convertible debt in the past three years; or (iii) if we become a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act.

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

Smaller Reporting Company Status

We qualify as a “smaller reporting company” as defined under Rule 12b‑2 of the Exchange Act. We will continue to qualify as a smaller reporting company if: (i) our public float is less than $250.0 million; or (ii) our annual revenues is less than $100.0 million and our public float is less than $700.0 million. As per guidance, we determine whether we qualify as a smaller reporting company annually as of the last business day of our second fiscal quarter. As a smaller reporting company, we may use the smaller reporting company scaled disclosure accommodations of Regulation S-K and S-X in our filings, including among others:
•two years of income statements rather than three years as required by Rule 8-02 of Regulation S-X;
•two-year management discussions and analysis comparison rather than three-year comparison as required by Item 303 of Regulation S-K;
•no requirement to provide selected financial data table required by Item 301 of Regulation S-K;
•no requirement to provide market risk disclosures required by Item 305 of Regulation S-K;
•no requirement to provide supplemental financial information required by Item 302 of Regulation S-K; and
•less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation as required by Item 402 of Regulation S-K.
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
Risk Factor Summary
•We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future and we may not be able to achieve or sustain future profitability;
•Epidemic diseases, or the perception of their effects, or extreme weather events have had and could have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) a material adverse effect on our business, financial condition, results of operations, or cash flows;
•If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and it is unlikely that they will gain further acceptance;
•If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues;
•We may not be able to demonstrate to physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint;
•Surgeons and payors may not find our clinical evidence to be compelling, which could limit our sales and revenue, and ongoing and future research may prove our products to be less safe and effective than currently thought;
•Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the presence of “physician-owned distributorships” may impact our ability to sell our product at prices necessary to support our current business strategies;
•Practice trends or other factors, including the COVID-19 pandemic, may cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;
•We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be adversely affected;
•We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single procedure could negatively affect our results of operations and financial condition;
•If clinical experience with our iFuse Bedrock technique does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock fail to show meaningful patient benefit, sales of our iFuse implants could be adversely impacted;
•If we are unable to maintain our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales;
•We are dependent on a limited number of third-party suppliers, some of them single-source and some of them in single locations, for most of our products and components, and the loss of any of these suppliers, or their inability to provide us with an adequate supply of materials in a timely and cost-effective manner, could materially adversely affect our business;
•We, our suppliers, and our third-party manufacturers are subject to extensive governmental regulation both in the U.S. and abroad, and failure to comply with applicable requirements could cause our business to suffer;
•We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to healthcare provider kickbacks and false claims for reimbursement, and other applicable federal and state healthcare laws, as well as equivalent foreign laws, and failure to comply could negatively affect our business; and
•If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For the years ended December 31, 2020 and 2019, we had net losses of $43.7 million and $38.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $239.3 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. As COVID-19-related restrictions are lifted and as we are able to resume more normalized levels of operations, we expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
Epidemic diseases, or the perception of their effects, or extreme weather events have had and could have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negatively impacted hospital admission rates and the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our iFuse implants. These developments and effects are expected to continue and may also significantly affect our business across the United States and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, when vaccines or one or more therapies that mitigate the effect of the virus will be widely available, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.
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
If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, and it is unlikely that they will gain further acceptance.
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
Many private payors refer to coverage decisions and payment amounts determined by the Centers for Medicare & Medicaid Services (“CMS”), which administers the Medicare program, as guidelines for setting their coverage and reimbursement policies. By December 31, 2016, all Medicare Administrative Contractors were regularly reimbursing for minimally invasive sacroiliac joint fusion. Private payors that do not follow the Medicare guidelines may adopt different coverage and reimbursement policies for procedures performed with our products. Private commercial payors have been slower to adopt positive coverage policies for minimally invasive sacroiliac joint fusion, and some private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by CMS or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products.

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
Effective January 1, 2021, the national average Medicare payment to hospital outpatient departments is $15,868 and the Medicare payment to an ambulatory surgery center for a sacroiliac joint fusion is $12,974. We believe that payments to facilities are generally adequate for these facilities to offer the iFuse procedure. However, there can be no guarantee that these facility fee payments will not decline in the future. The number of iFuse procedures performed and the prices paid for our implants may in the future decline if payments to facilities for minimally invasive sacroiliac joint fusions decline.
Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Prior to reassignment of minimally invasive sacroiliac joint fusion to a Category III CPT Code, the national average Medicare physician fee schedule payment to surgeons for CPT codes commonly used to submit claims for reimbursement for the iFuse procedure was approximately $1,000 and the procedure was commonly covered by both government and private commercial payors in the United States. Effective January 1, 2021, the average Medicare payment for the Category I CPT code for minimally invasive SI joint fusion is $888. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.
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

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, or collectively, the Affordable Care Act, among other things, reduced and/or limited Medicare reimbursement to certain providers. Legislative changes to the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. There have been executive, legislative and judicial challenges to the Affordable Care Act. For example, the United States Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unclear when a decision will be made. Other federal laws further reduce Medicare’s payments to providers by two percent through 2030. However, COVID-19 relief support legislation suspended the 2% Medicare reductions from May 1, 2020 through March 31, 2021. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.
If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of December 31, 2020, 37 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
We may not be able to demonstrate to physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint.
Surgeons, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. In order for us to sell our iFuse system successfully, we must demonstrate to surgeons through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in demonstrating the merits of iFuse to surgeons, their use of our products may decline, adversely affecting our revenues and profitability.
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
Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to demonstrate to potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
Surgeons and payors may not find our clinical evidence to be compelling, which could limit our sales and revenue, and ongoing and future research may prove our products to be less safe and effective than currently thought.
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States. Federal Food, Drug, and Cosmetic Act (“FDCA”), or are exempt from premarket review. Those marketed in the European Union (“EU”) have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration (“FDA”) requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval (“PMA”), and does not usually require pre-clinical or clinical studies. Additionally, to date, we have not been required to complete clinical studies in connection with the sale of our products outside the United States. As a result, while there are a number of published studies relating to iFuse and minimally invasive sacroiliac joint surgery that support the safety and effectiveness of our products and the benefits they offer, our clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension, or withdrawal of FDA clearance, and suspension, variation, or withdrawal of our CE Certificates of Conformity, significant legal liability or harm to our business reputation, which could have a material adverse effect on our results or operations and financial condition. Similar risks apply to product approvals and registrations in other countries outside the Unites States and the EU as well.
Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the presence of “physician-owned distributorships” may impact our ability to sell our product at prices necessary to support our current business strategies.
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
Practice trends or other factors, including the COVID-19 pandemic, may cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.
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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the Unites States has grown from zero to more than 20 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage.
In the Unites States, we believe that our primary competitors currently are Medtronic plc and Globus Medical, Inc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. The may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area (“EEA”), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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
We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single procedure could negatively affect our results of operations and financial condition.
Substantially all of our revenue comes from the sale of iFuse-3D and iFuse implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
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
As of December 31, 2020, our U.S. sales force consisted of 64 territory sales managers and 58 clinical support specialists directly employed by us and 41 third-party distributors. As of December 31, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 exclusive third-party distributors, which together have had sales in 35 countries through December 31, 2020. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
Unfavorable media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of our products.
In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. For example, the media has reported examples of alleged illegal harvesting of body parts from cadavers and resulting recalls conducted by certain companies selling human tissue-based products affected by the alleged illegal harvesting. These reports and others could have a negative effect on sales of iFuse Bone.
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
We generally use a small number of suppliers for our instruments and currently rely on RMS for iFuse-3D implants and Orchid for iFuse implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
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
We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, our Notified Body and the competent authorities in the countries of the EEA, or other foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to delays in obtaining clearances or approvals, regulatory action including warning letters, product recalls, termination of distribution, product seizures, civil, administrative, or criminal penalties and the suspension, variation, or withdrawal of our CE Certificates of Conformity. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
In addition, each of our third-party suppliers operates at a facility in a single location and substantially all of our inventory of component supplies and finished goods is held at these locations. We, and our suppliers, take precautions to safeguard facilities, including acquiring insurance, employing back-up generators, adopting health and safety protocols, and utilizing off-site storage of computer data. However, a local outbreak of COVID-19 cases, vandalism, terrorism, or a natural or other disaster, such as an earthquake, fire, or flood, could damage or destroy equipment or our inventory of component supplies or finished products, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our or our suppliers’ facilities could harm our business, financial condition, and operating results.
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
As a result of the need to maintain adequate levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes so that the implant or device may be chosen for size based on the patient’s needs. In order to market our products effectively, we often maintain and provide surgeons and hospitals with back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In addition, as we introduce new implants and instruments with the same intended uses as existing products, the older products may fall out of favor with our customers, causing them to become obsolete. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory
The size and future growth in the market for iFuse has not been established with precision and may be smaller than we estimate, possibly materially. In addition, we estimate cost savings to the economy and healthcare system as a result of the iFuse procedure based on our market research. If our estimates and projections overestimate the size of this market or these benefits and cost savings, our sales growth may be adversely affected.

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
In the EEA, our medical devices must currently comply with the Essential Requirements set forth in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to being able to affix the CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. Compliance with the Essential Requirements is confirmed by a Notified Body, a third party organization designated by the competent authorities of a EEA country to conduct conformity assessments.
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

In May 2017, the EU Medical Device Regulation, (Regulation 2017/745) was adopted, as described in “Item 1. Business - Regulation - International Regulation of Our Products.”
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
We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to healthcare provider kickbacks and false claims for reimbursement, and other applicable federal and state healthcare laws, as well as equivalent foreign laws, and failure to comply could negatively affect our business.
Healthcare providers, distributors and third-party payors play a primary role in the distribution, recommendation, ordering, and purchasing of any implant or other medical device for which we have or obtain marketing clearance or approval. Through our arrangements with customers and third-party payors, we are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, or third-party distributors may engage in fraudulent or other illegal activity. Misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete, and accurate reporting of financial information or data, other commercial or regulatory laws or requirements, and equivalent foreign rules. We have a compliance program, Code of Conduct, and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations, and government authorities may conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance despite our good faith efforts to comply.
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our distributors’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in Item 1 Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws”.

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
If we or our employees are found to have violated any of the above laws we may be subject to significant administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare, Medicaid, and equivalent foreign programs, significant fines, monetary penalties and damages, imposition of compliance obligations and monitoring, the curtailment or restructuring of our operations, and damage to our reputation.
We have entered into consulting agreements and royalty agreements with surgeons, including some who are customers. We also engage in co-marketing arrangements with certain surgeons who use our products. In addition, prior to our IPO, a small number of our current customer surgeons acquired from us less than 1.0% of our current outstanding common stock, which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured with the intention of complying with all applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties and criminal, civil and administrative liability. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.
In certain cases, federal, state and foreign authorities pursue actions for false claims on the basis that manufacturers and distributors are promoting unapproved, or “off-label” uses of their products. Pursuant to FDA regulations, we can only market our products for cleared or approved uses. Although surgeons are permitted, in their independent medical judgement, to use medical devices for indications other than those cleared or approved by the FDA, we are prohibited from promoting products for “off-label” uses. We market our products and provide promotional materials and training programs to surgeons regarding the use of our products. If it is determined that our marketing, promotional materials or training programs constitute promotion of unapproved uses, we could be subject to significant fines in addition to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, criminal penalty, and damage to our reputation. Federal, state and foreign authorities also pursue actions for false claims based upon improper billing and coding advice or recommendations, as well as decisions related to the medical necessity of procedures, including the site-of-service where procedures are performed, which could result in significant penalties.
Various state and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the federal Anti- Kickback Statute. To enforce compliance with the federal laws, the U.S. Department of Justice has continued its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Additionally, if a healthcare company settles an investigation with the Department of Justice or other law enforcement agencies, it may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
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
In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information during the course of clinical trials and for post-marketing safety vigilance, helping enable surgeons and their patients to pursue claims for reimbursement for procedures using iFuse and servicing potential warranty claims. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, in the U.S. and regulations in the European Union (“EU”), which are described in detail in Item 1 Business - Data Privacy and Security Laws”.
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
We have modified some of our 510(k) cleared products and have determined based on our review of the applicable FDA guidance that in certain instances new 510(k) clearances or PMAs are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) clearances or PMAs for modifications to our previously cleared products for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval. In these circumstances, we may be subject to significant enforcement actions, regulatory fines, or penalties, which could require us to redesign our products and harm our operating results.
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
We currently market our products in a number of jurisdictions internationally. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for substantial additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval or to obtain CE Certificates of Conformity.
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
Clinical trials necessary to support a De Novo 510(k) or PMA application or a conformity assessment procedure will be expensive and may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products, or new indications for use for existing products, and will adversely affect our business, operating results and prospects.
Initiating and completing clinical trials necessary to support a De Novo 510(k) or PMA application for our future products and additional safety and effectiveness data beyond that typically required for a 510(k) clearance for iFuse, as well as other possible future product candidates, and to support a conformity assessment procedure to support a new CE Certificate of Conformity, would be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product, or new indication for use, we advance into clinical trials may not have favorable results in later clinical trials.
Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity to clinical sites, and the ability to comply with the inclusion and exclusion criteria for participation in the clinical trial and patient compliance. Development of sufficient and appropriate clinical protocols to demonstrate safety and effectiveness are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our Notified Body may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. For example, the COVID-19 pandemic has caused substantial delays in site initiation and patient enrollment in our SILVIA trial designed to assess the safety and efficacy of our Bedrock technique. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our Notified Body may not consider our data adequate to demonstrate safety and effectiveness. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
Leadership, personnel and structural changes within the FDA as well as recent federal election outcomes could result in significant legislative and regulatory reforms impacting the FDA's regulation of our products. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.
Another example can be found in the EEA. The Medical Devices Regulation became effective on May 25, 2017. Following its entry into application on May 26, 2021, the Medical Devices Regulation will introduce substantial changes to the obligations with which medical device manufacturers must comply in the EEA. High risk medical devices will be subject to additional scrutiny during the conformity assessment procedure. Specifically, the Medical Devices Regulation repeals and replaces the EU Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of national legislation in EEA Member States implementing them. The purpose of regulations is to eliminate current differences in regulation of medical devices among EEA Member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices to ensure a high level of safety and health while supporting innovation. These regulations will substantially impact medical devices manufacturers. Examples of the changes which will be introduced by these regulations include the following:
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
The manufacture of certain of our products, including our implants and products, and the handling of materials used in the product testing process involve the use of biological, hazardous and/or radioactive materials and wastes. Our business and facilities and those of our suppliers are subject to foreign, federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the use, manufacture, storage, handling, and disposal of, and exposure to, such materials and wastes. We own and operate certain x-ray equipment at our facilities which requires adoption of a radiation safety plan. Our failure to follow such safety plan or otherwise use this equipment properly could be hazardous to our employees and expose us to liability as the employer. In addition, under some environmental laws and regulations, we could be held responsible for costs relating to any contamination at our past or present facilities and at third-party waste disposal sites even if such contamination was not caused by us. A failure to comply with current or future environmental laws and regulations could result in severe fines or penalties. Any such expenses or liability could have a significant negative impact on our business, results of operations, and financial condition.
Certain of our products are derived from human tissue and are or could be subject to additional regulations and requirements.
Our iFuse Bone product is derived from human bone tissue, and as a result is subject to FDA and certain state regulations regarding human cells, tissues and cellular or tissue-based products, or HCT/Ps. To date, iFuse Bone is our only HCT/P product, and as a product regulated under Section 361 of the Public Health Service Act, we have not been required to file a 510(k) with respect to iFuse Bone. However, the FDA could require us to obtain a 510(k) clearance for future tissue products not regulated as 361 HCT/Ps. The process of obtaining a 510(k) clearance could take time and consume resources, and failing to receive such a clearance would render us unable to market and sell such products, which could have a material and adverse effect on our business.

In addition, procurement of certain human organs and tissue for transplantation is subject to the National Organ Transplant Act, or NOTA, which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reasonable payment for costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage and transportation of donated human tissue they provide to us for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control and storage of the tissue, marketing and medical education expenses and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses we can recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA’s prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
The UK’s withdrawal from the EU and uncertainty regarding tariffs affecting U.S. imports and exports may have a negative effect on global economic conditions, financial markets and our business.
On January 31, 2020, the UK withdrew from the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. From that date until December 2020 the UK and the EU negotiated an agreement as to the future customs and trading relationship between the UK and the EU; however, as this agreement was reached in December 2020, it is unclear whether the provisions set forth in the agreement will work as expected and how well the relationship between the UK and the EU will continue in practical terms. Brexit has created significant uncertainty concerning the future relationship between the UK and the EU. In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, the real world effects of Brexit under the new agreement could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product in the UK or the EU. Any changes in our manufacturing or commercialization activities as a result of Brexit, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our financial results.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2020, we owned 40 issued U.S. patents and had 29 pending U.S. patent applications, and we owned 14 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
    As of December 31, 2020, we have 13 registered trademarks in the U.S. and have filed for 16 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.
As of December 31, 2020, we had net operating loss (“NOL”) carryforwards of $200.5 million and $165.0 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2028 and 2021, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.
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
Item 3. Legal Proceedings
We may be subject to other legal proceedings and claims in the ordinary course of business. We have received, and may from time to time receive, letters from third parties alleging patent infringement, violation of employment practices or trademark infringement, and we may in the future participate in litigation to defend ourselves. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the Nasdaq Global Market under the symbol “SIBN”.
Holders of Record
As of March 5, 2021, we had 173 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended December 31, 2020.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of December 31, 2020, approximately $72.7 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 6. Selected Financial Data.
As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company focused on the development of implantable devices used in the surgical treatment of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint to treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of December 31, 2020, more than 53,000 procedures have been performed by over 2,300 surgeons, in the U.S. and 35 other countries.
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
In October 2018, we completed our initial public offering (“IPO”) resulting in net proceeds of $113.4 million after deducting underwriting discounts and commissions and offering expenses. In January and February 2020, we received a total of $63.0 million of net proceeds, after deducting the underwriting discounts, commissions and offering expenses, from our first follow-on public offering of our common stock. In October 2020, we received a total of $71.6 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from our second follow-on offering of our common stock.
Impact of COVID-19 Pandemic

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The overall demand for our products decreased at certain points during the year as a result of the pandemic, which impacted our operating results for the year ended December 31, 2020. Many state and local governments in the U.S. and foreign governments issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic. The decrease in hospital admission rates and elective surgeries decreased the demand for elective procedures using our iFuse implants. Prior to the COVID-19 pandemic, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. Beginning at the end of February 2020, we began to see an impact on case volumes in Northern Italy due to the spread of the virus in the Lombardy region, the location of our operation in Gallarate, Italy. Overall, the disruption was not significant through the middle of March 2020, as Italy represents a small portion of our worldwide sales. Beginning in mid-March 2020 through April 2020, we saw a substantial worldwide reduction in global case volumes due to deferral of elective surgeries as a result of the COVID-19 pandemic in the U.S. and across Europe. In May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgical procedures. In November and December 2020, we again began to see the deferral of elective surgeries by hospitals, surgeons, and patients in the U.S. and across Europe.

We have taken what we believe are all necessary precautions to safeguard our employees, patients, customers, and other stakeholders from the COVID-19 pandemic. We are following the Centers for Disease Control and Prevention’s guidance and state and local restrictions. We modified operations and clinical support starting in March 2020, maintaining streamlined assembly, distribution and related processes in order to continue providing products to our customers. Specific protocols were designed and implemented to minimize contact time among employees working on site. We restricted non-essential travel to protect the health and safety of our employees, patients, and customers. Where healthcare operations were impacted, we supported healthcare providers via telephone and online technologies. We also continued to focus on increasing surgeon activity by utilizing a virtual education series for surgeons and mid-level practitioners to continue our training activities.

Starting in May 2020, we began to return to more normalized operations and clinical support as local restrictions were reduced, but tightened them again with the resurgence of COVID-19 in November 2020. The majority of our employees who are not related to manufacturing and order fulfillment are currently on a telecommunication work arrangement and have generally been able to successfully work remotely.

Beginning in March 2020, we curtailed certain operating expense due to limited visibility on the extent and duration of the impact from COVID-19. We took preemptive steps to manage spending, including implementing hiring restrictions, eliminating discretionary spending, reducing executive salaries, reducing capital expenditures, reducing non-essential marketing expenses, and delaying clinical research projects. We returned to more normalized spending levels in the fourth quarter with returning revenue growth, refinancing of our debt, and raising of additional equity.
The timing, extent and continuation of any further increase in procedures, and any corresponding increase in sales of our products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors, including:
•Further increases in COVID-19 cases in various locations that would result in more hospitalizations and a corresponding decrease in elective procedures in such impacted locations.
•Surgeons and hospitals postponing elective procedures as a result of reduced availability of physicians or space to treat patients, different treatment prioritizations, increased cost pressures and burdens on the overall healthcare infrastructure.
•Patients electing to defer or avoid elective procedures due to concerns about being exposed to COVID-19 in hospital settings, loss of employer-sponsored health insurance related to the high levels of unemployment in the U.S. or other reasons.
•Hospitals reserving more space for potential COVID-19 patients, especially as the number of COVID-19 cases spikes, limiting the space allocated to inpatient and outpatient elective procedures.
•Additional restrictions on access to customers, hospitals, labs and other medical facilities for sales activities, physician training and case support if they have been deemed to be “non-essential” personnel by those facilities or applicable local regulations.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”. Recently, the U.S. and many other countries have experienced increasing trends of COVID-19 infections and hospitalizations.

The COVID-19 pandemic is continuing globally, and we are unable to predict how the COVID-19 pandemic will impact procedure volumes or product sales in the future, or the extent, duration or recurrence of the COVID-19 pandemic in any location. We are, therefore, unable to predict the impact of the COVID-19 pandemic, and such could have a material adverse effect on our results of operations, financial condition and capital resources.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among other things, our key performance indicators, including our ability to leverage our sales force, increase surgeon activity and training, engage key opinion leaders, and leverage broad coverage.

Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. As such, we have made it a top priority to support and retain our sales force through this challenging period. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020 based upon our favorable financial position and opportunity for future revenue growth.
As of December 31, 2020, our U.S. sales force consisted of 64 territory sales managers and 58 clinical support specialists directly employed by us and 41 third-party distributors, compared to 56 territory sales managers and 51 clinical support specialists directly employed by us and 37 third-party distributors as of December 31, 2019. As of December 31, 2020, our international sales force consisted of 20 sales representatives directly employed by us and 31 exclusive third-party distributors, compared to 19 sales representatives directly employed by us and 27 exclusive third-party distributors as of December 31, 2019.

Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon.

As of December 31, 2020 and 2019, in the U.S., more than 1,600 surgeon and 1,400 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of December 31, 2020, more than 600 surgeons have been trained on iFuse and have treated at least one patient. We grew our active surgeon base to 588 surgeons as of December 31, 2020, compared to 539 active surgeons as of December 31, 2019. We define an active surgeon to be a surgeon who has performed at least one case in the last three months. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons, for training in the future.

The COVID-19 outbreak challenged our traditional method of hands-on cadaveric and dry-lab training. Therefore, in addition to utilizing a virtual education series for surgeons and mid-level practitioners for training activities, we began using the SI-BONE SImulator; a portable, radiation-free, haptics and computer-based simulator for training purposes. Starting in July 2020, we deployed four SImulators in the U.S. and one in Europe. The SImulators were used in approximately 45% of new surgeon training courses in the second half of 2020. We have placed an order for 20 additional SImulators to increase the percentage and number of surgeons trained and retrained using the SImulator in the U.S. and Europe.

Engage key opinion leaders

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

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. In 2020, we have conducted training courses at over 50 academic centers in the U.S., where more than 200 surgical residents and fellows have been trained.

Leverage broad coverage
We made significant progress in both the number of covered lives and the Medicare physician fee for surgeons performing minimally invasive sacroiliac fusion in the U.S. As of December 31, 2020, U.S. payors that account for 311.6 million U.S. covered lives reimburse for iFuse, with private payors accounting for 195.8 million of these covered lives. As of December 31, 2019, U.S. payors covering 282.7 million lives reimbursed for iFuse, of which 147.9 million were covered by private payors. As of December 31, 2020, 37 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 32 exclusive coverage policies as of December 31, 2019. Further, as of December 31, 2020 and 2019, an additional 21 and 20, respectively, private payors cover iFuse and other products for sacroiliac joint fusion. The 2020 covered lives include Humana, the fifth largest commercial health plan in the U.S. with over 12 million members, which adopted an exclusive coverage policy in December and Aetna, the third largest commercial health plan in the U.S. with over 22 million members, which adopted a coverage policy in May 2020. Currently, covered lives counts do not include Anthem, which covers minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

Components of Results of Operations
Revenue
We generate most of our revenue from sales of iFuse. Revenue from sales of iFuse fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals and ASCs. Further, revenue results can differ based upon the mix of business between U.S. and international sales and mix of our products either delivered at the point of implantation at the hospital or other medical facilities or delivered through distributors or to hospitals where the products were ordered in advance of the procedure. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
The COVID-19 pandemic reduced our expected number of cases. As the pandemic continued in the U.S. and Europe, it had a significant impact on our case volumes beginning mid-March 2020. The largest impact was felt in April 2020, where revenue declined by 84% from the prior year. Given the situation, a considerable number of cases were deferred from mid-March through the end of April 2020. Starting in May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures. In the third quarter of 2020, we saw a more normalized revenue growth resulting in a 26% increase compared to the prior year. In November and December 2020, we again began to see the deferral of elective surgeries by hospitals, surgeons, and patients in the U.S. and across Europe. We continue to monitor the potential impact of COVID-19 to our product sales in the U.S. and international markets.
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
Our operations ran at suboptimal capacity as a result of decreased iFuse demand from worldwide restrictions on elective procedures during the second quarter of 2020. Accordingly, in the second quarter of 2020, certain labor and overhead costs were expensed as incurred which impacted our gross profit and gross margin. We saw a more normalized operations capacity during the second half of 2020 as case volumes began to recover. We may experience similar issues in future quarters due to the COVID-19 pandemic.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our employees. During the second quarter, we took steps to reduce variable expenses that were ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We continue to monitor the rapidly evolving situation, but as operations returned to more normalized levels, we made additional investments to execute our strategic plans and operational initiatives.

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

Our sales and marketing spending reflected normal business activities into mid-March 2020. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second and third quarter of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. As revenue growth returned to the levels that we were experiencing prior to the pandemic, we increased our sales and marketing expense accordingly in the third and fourth quarters of 2020. We plan to increase investments in our sales force and surgeon training to capture future revenue growth opportunities.

Research and Development Expenses

Our research and development expenses primarily consist of engineering, product development, clinical and regulatory expenses (including clinical study expenses), consulting services, outside prototyping services, outside research activities, materials, depreciation, and other costs associated with development of our products. Research and development expenses also include related personnel compensation and stock-based compensation expense. We expense research and development costs as they are incurred.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, stock-based compensation expense, and other costs for finance, accounting, legal, compliance, and administrative matters. We took measures during most of the year to control discretionary items classified as general and administrative expenses due to the COVID-19 pandemic, but expect our general and administrative expenses to return to normal levels as the acuity of the COVID-19 pandemic recedes. General and administrative activities that sustain our business and support our operations as a public company, include but are not limited to: expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of the Nasdaq Global Market on which our securities are traded; additional insurance expenses; investor relations activities; and other administrative and professional services.

Interest Income
Interest income is primarily related to our investments of excess cash in money market funds and marketable securities.

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs and accretion of a final fee on our Solar Term Loan. Following the refinancing of our term loan, interest expense also includes the loss on debt extinguishment.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying consolidated financial statements:

	Year ended December 31, 2020		Year ended December 31, 2019
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$73,387	100%	$67,301	100%
Cost of goods sold	8,902	12%	6,790	10%
Gross profit	64,485	88%	60,511	90%
Operating expenses:
Sales and marketing	73,790	101%	68,251	101%
Research and development	9,459	13%	7,279	11%
General and administrative	19,803	27%	20,984	31%
Total operating expenses	103,052	141%	96,514	143%
Loss from operations	(38,567)	(53)%	(36,003)	(53)%
Interest and other income (expense), net:
Interest income	1,097	1%	2,551	4%
Interest expense	(6,101)	(8)%	(4,949)	(7)%
Other expense, net	(126)	—%	(2)	—%
Net loss	$(43,697)	(60)%	$(38,403)	(56)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year ended December 31, 2020		Year ended December 31, 2019
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$68,118	93%	$61,843	92%
International	5,269	7%	5,458	8%
	$73,387	100%	$67,301	100%

Comparison of the years ended December 31, 2020 and 2019
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year ended December 31,
	2020	2019	$ Change	% Change
	(in thousands except for percentages)
Revenue	$73,387	$67,301	$6,086	9%
Cost of goods sold	8,902	6,790	2,112	31%
Gross profit	$64,485	$60,511	$3,974	7%
Gross margin	88%	90%

Revenue. The increase in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 comprised a $6.3 million increase in our U.S. revenue, partly offset by a decrease of $0.2 million in our international revenue. The increase in U.S. revenue was attributable to an increase in case volumes, partly offset by lower average selling prices resulting from procedures performed at different medical facilities and cases using fewer implants in certain procedures. The increasing growth trend of our U.S. case count prior to the impact of COVID-19 was partly offset by the decline in U.S. case volumes specifically during mid-March through April 2020 due to COVID-19. Prior to the impact of COVID-19, we experienced case growth trends consistent with those experienced in the fourth quarter of 2019. The case growth we experienced prior to the impact of COVID-19 we attribute to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improving U.S. reimbursement coverage. The decrease in our international revenue we believe was primarily due to the effects of COVID-19.
Gross Profit and Gross Margin. Gross profit increased $4.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily driven by higher revenue, partly offset by higher cost of goods sold. Gross margin decreased to 88% for the year ended December 31, 2020 as compared to 90% the year ended December 31, 2019 primarily due to certain period costs of $0.2 million charged directly to cost of operations and increases in inventory write-downs of $0.8 million. Certain period costs were expensed as incurred during the second quarter of 2020 because our operations ran at suboptimal capacity due to lower case volumes as a result of the COVID-19 pandemic. Gross margin was also impacted by higher employee related costs and inventory management to support the growth of the business.
Operating Expenses:

	Year ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$73,790	$68,251	$5,539	8%
Research and development	9,459	7,279	2,180	30%
General and administrative	19,803	20,984	(1,181)	(6)%
Total operating expenses	$103,052	$96,514	$6,538
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to an increase of $9.7 million in employee related costs and stock-based compensation expense driven by increased headcount. The increase was partly offset by decreases in travel and other sales and marketing related expenses of $4.2 million due to the COVID-19 pandemic.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to increases in employee related costs and stock-based compensation expense of $1.7 million driven by increased headcount, as well as increases in other research and development expenses of $0.5 million primarily due to clinical study and research and development activities.
General and Administrative Expenses. The decrease in general and administrative expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to $2.5 million of accrued litigation expense recorded in the third quarter of 2019, the reversal of excess accrued litigation expense of $0.6 million in the second quarter of 2020 following the final settlement of our TCPA class action lawsuit, and decreases in other general and administrative expenses of $0.6 million as a result of curtailment of discretionary spending in response to the COVID-19 pandemic. These decreases were partly offset by an increase of $2.3 million in employee related costs and stock-based compensation expense driven by increased headcount and $0.2 million public offering costs that were expensed associated with the follow-on offering in the first quarter of 2020.
Interest and Other Income (Expense), Net:

	Year ended December 31,		$ Change	% Change
	2020	2019
	(in thousands, except for percentages)
Interest income	$1,097	$2,551	$(1,454)	-57%
Interest expense	(6,101)	(4,949)	(1,152)	23%
Other expense, net	(126)	(2)	(124)	nm
Total interest and other expense, net	$(5,130)	$(2,400)	$(2,730)	114%

*not meaningful
Interest Income. The decrease in interest income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was mainly due to lower interest earned on our investments in marketable securities. Although the average investments balances were higher for the year ended December 31, 2020, interest rates earned were lower.
Interest Expense. The increase in interest expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was mainly due to the loss on extinguishment of our Pharmakon Term Loan of $1.5 million, partly offset by lower interest associated with our Solar Term Loan. See "-Liquidity and Capital Resources-Term Loan."
Other Expense, Net. Other expense, net, increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to higher foreign currency exchange losses.
Liquidity and Capital Resources
As of December 31, 2020, we had cash and marketable securities of $196.4 million compared to $93.1 million as of December 31, 2019. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of December 31, 2020 and 2019 we had $39.5 million and $39.2 million outstanding debt, respectively.
As of December 31, 2020, we had an accumulated deficit of $239.3 million. During the years ended December 31, 2020 and 2019, we incurred a net loss of $43.7 million and $38.4 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan
The outstanding debt as of December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by us with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan to us (the “Solar Term Loan”). Prior to Solar Term Loan, our outstanding debt was related to a $40.0 million Term Loan with Biopharma Credit Investments IV Sub LP (“Pharmakon”) entered in October 2017 (the “Pharmakon Term Loan”). In accordance with the Loan and Security Agreement with Solar, we paid in full and terminated the Pharmakon Term Loan, which we accounted for as debt extinguishment in accordance with the accounting standards. As of December 31, 2020 and 2019, there was no amount available that could be borrowed under the credit facilities.
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

The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, we may voluntarily prepay the Solar Term Loan, in full or in part, in increments of $10.0 million, for a prepayment premium in an amount equal to 3.00% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The prepayment premium will be waived if we voluntarily prepay and refinance the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of our assets. We are also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan. This final fee shall be due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance, or (iii) the full prepayment, refinancing, substitution or replacement of Solar Term Loan. The final fee was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
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
Subject to other customary covenants set forth in the Loan and Security Agreement, we are required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). We are not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceed $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirement, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of December 31, 2020, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding period.
Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$41,000	$—	$11,667	$29,333	$—
Interest obligations (2)	13,644	3,946	7,602	2,096	—
Operating leases	4,288	1,081	1,909	1,274	24
Purchase obligations	273	273	—	—	—
Total	$59,205	$5,300	$21,178	$32,703	$24

(1)Represents the principal obligations and the final fee at maturities of our Solar Term Loan.
(2)Represents the future interest obligations on our Solar Term Loan estimated using the fixed interest rate of 9.40% plus LIBOR held constant as of December 31, 2020.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended December 31,
	2020	2019	$ Change
	(in thousands, except for percentages)
Net cash provided by (used in):
Operating activities	$(30,662)	$(31,627)	$965
Investing activities	(62,916)	13,491	(76,407)
Financing activities	136,401	3,488	132,913
Effects of exchange rate changes on cash and cash equivalents	323	(37)	360
Net increase (decrease) in cash and cash equivalents	$43,146	$(14,685)	$57,831
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2020 of $30.7 million resulted from cash outflows due to net loss of $43.7 million, adjusted for $15.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $2.5 million. Net cash used in operation activities for the year ended December 31, 2019 of $31.6 million resulted from cash outflows due to net loss of $38.4 million, adjusted for $7.3 million of non-cash items and cash outflows from changes in operating assets and liabilities of $0.5 million. The increase in net loss, net of non-cash items for the year ended December 31, 2020 compared to the year ended December 31, 2019 was mainly due to the higher operating expenses from the growth of the business, partly offset by higher revenue and decreases of certain expenses primarily due to the timing of accrual for litigation expense, and the result of actions taken to reduce discretionary spending in response to COVID-19. Cash outflows from changes in operating assets and liabilities for year ended December 31, 2020 were primarily due to timing of prepayments of certain expenses, higher accounts receivable due to the timing of collections, higher inventory due to the timing of inventory build-up and cash outflows due to increases in operating liabilities due to timing of payments. Cash outflows from changes in operating assets and liabilities for the year ended December 31, 2019 were primarily due to increases in inventories and accounts receivable as a result of increased case volumes and growth of the business, partly offset by increased operating liabilities due to the timing of payments and accrual of litigation expense related to a legal proceeding.
Cash Provided by (Used In) Investing Activities
Net cash used in investing activities in the year ended December 31, 2020 was $62.9 million compared to net cash provided by investing activities of $13.5 million in the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2020 consisted of purchases of our marketable securities, net of maturities and sales, of $60.4 million, and by purchases of purchases of property and equipment of $2.6 million. Net cash provided by investing activities for the year ended December 31, 2019 consisted of maturities of our marketable securities, net of purchases of $15.9 million, partially offset by purchases of property and equipment of $2.4 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the year ended December 31, 2020 was $136.4 million compared to $3.5 million in the year ended December 31, 2019. The difference was primarily due to the receipt of the proceeds, net of underwriting discounts, commissions and offering costs of $134.6 million from our follow-on public offerings in January and October 2020. Cash provided by financing activities for the year ended December 31, 2020 also include proceeds from the issuance of common stock under our stock-based incentive compensation plans of $3.4 million, partly offset by debt payments associated with refinancing of our debt of $1.6 million. This compares to the cash provided by financing activities for the year ended December 31, 2019 which consisted of issuance of shares of common stock under our employee stock purchase plan of $3.7 million, partially offset by payments of additional IPO related costs of $0.2 million.

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
Revenue Recognition
We adopted the new revenue standard in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) effective January 1, 2019. The adoption of ASC 606 did not have a material effect on our revenue recognition. We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and distributors throughout the U.S. and Europe. In accordance with ASC 606, we recognize revenue when control is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
As it relates to majority of our revenue consisting of product sales where our sales representative delivers the product at the point of implantation at hospital or medical facilities, we recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. We also generate a small portion of our revenue from sale of products through distributors and hospital or medical facilities where the product is ordered in advance of a procedure. The performance obligation is the delivery of the product and therefore, we recognize revenue upon shipment to the customers, net of rebates and price discounts. We account for rebates and price discounts as reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, we have agreements in place consists of either a master services agreement or an approved price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. We also have agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. Our standard payment terms are generally net 30 to 90 days. We consider sales commissions and related expenses as incremental and recoverable costs of acquiring customer contracts. Our sales commissions paid to our sales representatives commensurate for each surgery performed. The period of benefit is concurrent when we recognize our revenue, as such, we also recognize sales commission as expense when incurred.
Stock-Based Compensation

We estimate the grant date fair value of stock options and ESPP using the Black-Scholes option valuation model. The model requires us to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. A number of these assumptions are subjective, and their determination generally require judgment.
•Expected Term - The expected term represents the period that we expect the share-based awards to be outstanding. We use the simplified method to determine the expected term as permitted by the guidance since we have no sufficient historical exercise patterns to estimate the expected life. The simplified method is calculated as the average of the time to vesting and the contractual life of the options.
•Expected Volatility - Since we became public in October 2018 and have no sufficient trading history, we use stock price volatility using the average historical volatilities of publicly traded companies within our industry that we consider comparable to our business over a period approximately equal to the expected term of our stock options.
•Risk-Free Interest Rate - We base the risk-free interest rate on the U.S. Treasury zero coupon issued in effect at the time of grant for periods corresponding with the expected term of the option.

•Dividend Yield - We have not paid any dividends and we have no current plans to pay dividends on our common stock. As such, we use expected dividend yield of zero.

We recognize stock-based compensation expense over the requisite service period using the straight-line method, which is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. As such, we reduce our stock-based compensation for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting forfeitures and record stock-based compensation expense only for those awards that we expect to vest. To the extent actual forfeitures differ from the estimates, we record the difference as a cumulative adjustment in the period that the estimates are revised.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
    As a “smaller reporting company”, we are not required to provide the information otherwise required by this Item.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 10, 2021

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,581	$10,435
Short-term investments	142,851	81,345
Accounts receivable, net of allowance for doubtful accounts of $263 and $238, respectively	13,611	11,720
Inventory	5,633	5,452
Prepaid expenses and other current assets	2,565	2,510
Total current assets	218,241	111,462
Long-term investments	—	1,278
Property and equipment, net	4,527	3,954
Other non-current assets	374	315
TOTAL ASSETS	$223,142	$117,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,271	$2,811
Accrued liabilities and other	10,199	11,605
Current portion of long-term borrowings	—	4,358
Total current liabilities	13,470	18,774
Long-term borrowings	39,455	34,865
Other long-term liabilities	854	362
TOTAL LIABILITIES	53,779	54,001

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,583,220 and 25,163,803 shares issued and outstanding, respectively	3	3
Additional paid-in capital	408,113	258,121
Accumulated other comprehensive income	524	464
Accumulated deficit	(239,277)	(195,580)
TOTAL STOCKHOLDERS’ EQUITY	169,363	63,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,142	$117,009
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Revenue	$73,387	$67,301
Cost of goods sold	8,902	6,790
Gross profit	64,485	60,511
Operating expenses:
Sales and marketing	73,790	68,251
Research and development	9,459	7,279
General and administrative	19,803	20,984
Total operating expenses	103,052	96,514
Loss from operations	(38,567)	(36,003)
Interest and other income (expense), net:
Interest income	1,097	2,551
Interest expense	(6,101)	(4,949)
Other expense, net	(126)	(2)
Net loss	(43,697)	(38,403)
Other comprehensive income (loss):
Unrealized gain (loss) of marketable securities	(59)	44
Changes in foreign currency translation	119	(19)
Comprehensive loss	$(43,637)	$(38,378)

Net loss per share, basic and diluted	$(1.50)	$(1.55)

Weighted-average number of common shares used to compute basic and diluted net loss per share	29,059,171	24,705,980
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	24,450,757	$3	$246,927	$439	$(157,177)	$90,192
Issuance of common stock upon exercise of stock options, net of shares withheld	444,788	—	1,490	—	—	1,490
Issuance of common stock related to employee stock purchase plan	168,457	—	2,203	—	—	2,203
Issuance of common stock upon vesting of restricted stock units	108,631	—	—	—	—	—
Repurchase of unvested early exercised stock options	(8,830)	—	—	—	—	—
Stock-based compensation	—	—	7,464	—	—	7,464
Vesting of early exercised stock options	—	—	197	—	—	197
Additional accrual of IPO related costs	—	—	(160)	—	—	(160)
Foreign currency translation	—	—	—	(19)	—	(19)
Net unrealized gain on marketable securities	—	—	—	44	—	44
Net loss	—	—	—	—	(38,403)	(38,403)
Balances as of December 31, 2019	25,163,803	3	258,121	464	(195,580)	63,008
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	6,613,560	—	134,616	—	—	134,616
Issuance of common stock upon exercise of stock options, net of shares withheld	323,701	—	1,463	—	—	1,463
Issuance of common stock related to employee stock purchase plan	137,377	—	1,915	—	—	1,915
Issuance of common stock upon vesting of restricted stock units	344,779	—	—	—	—	—
Stock-based compensation	—	—	11,927	—	—	11,927
Vesting of early exercised stock options	—	—	71	—	—	71
Foreign currency translation	—	—	—	119	—	119
Net unrealized loss on marketable securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(43,697)	(43,697)
Balances as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(43,697)	$(38,403)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	11,927	7,464
Depreciation and amortization	1,130	774
Bad debt expense	234	—
Accretion of discount on marketable securities	115	(1,413)
Realized gain on marketable securities	(46)	—
Amortization of debt issuance costs	292	259
Loss on extinguishment of debt	1,534	—
Loss on sale and disposal of property and equipment	376	171
Changes in operating assets and liabilities
Accounts receivable	(2,186)	(3,236)
Inventory	(274)	(2,105)
Prepaid expenses and other assets	(136)	(515)
Accounts payable	835	383
Accrued liabilities and other	(766)	4,994
Net cash used in operating activities	(30,662)	(31,627)
Cash flows from investing activities
Maturities of marketable securities	104,716	159,800
Sales of marketable securities	14,095	—
Purchases of marketable securities	(179,166)	(143,864)
Purchases of property and equipment	(2,561)	(2,445)
Net cash (used in) provided by investing activities	(62,916)	13,491
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	134,616	—
Proceeds from debt financing	45,297	—
Principal repayments of debt financing	(45,297)	—
Payments of debt issuance costs	(750)	—
Payments of prepayment penalty and lender fees	(843)	—
Proceeds from the exercise of common stock options	1,463	1,490
Proceeds from issuance of common stock under employee stock purchase plan	1,915	2,203
Repurchase of unvested early exercised stock options	—	(38)
Payments of initial public offering costs	—	(167)
Net cash provided by financing activities	136,401	3,488
Effect of exchange rate changes on cash and cash equivalents	323	(37)
Net increase (decrease) in cash and cash equivalents	43,146	(14,685)
Cash and cash equivalents at
Beginning of year	10,435	25,120
End of year	$53,581	$10,435
Supplemental disclosure of cash flow information
Cash paid for interest	$4,276	$4,949
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	71	197
Unpaid purchases of property and equipment	26	375
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
Public Offerings of Common Stock
In October 2018, the Company completed its initial public offering (“IPO”) by issuing 8,280,000 shares of common stock, at an offering price of $15.00 per share for net proceeds of $113.4 million to the Company, net of underwriting discounts and commissions and offering costs.
In January 2020, the Company received $50.0 million net proceeds, after deducting the underwriting discounts and commissions, from its public offering of 4,300,000 shares of the Company's common stock at a public offering price of $21.50 per share, of which 2,490,053 shares were offered and sold by the Company. Further, in February 2020, the underwriters fully exercised its option to purchase 645,000 shares of the Company's common stock at a public offering price of $21.50 per share for an additional net proceeds of $13.0 million to the Company, after deducting the underwriting discounts and commissions. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the other selling shareholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling shareholders was recognized as transaction costs within general and administrative expenses on the consolidated statements of operations in the year ended December 31, 2020.
In October 2020, the Company received $71.6 million of net proceeds from its second follow-on public offering of 3,000,000 shares of the Company's common stock, and the exercise of underwriter's option to purchase from the Company an additional 478,507 shares of the Company's common stock, at a public offering price of $22.00 per share. In addition to the shares sold by the Company in the second follow-on offering, in October 2020, the selling stockholder sold 190,053 shares of the Company's common stock previously held by the selling stockholder at a price to the public of $22.00 per share. The Company did not receive any proceeds from the sale by the selling stockholder.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the consolidated financial statements primarily includes the fair value of stock options. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.

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
Segments

Operating segments are based on components of the Company that engage in business activities that earn revenue and incur expenses and (a) whose operating results are regularly reviewed by the Company’s chief operating decision maker (“CODM”), to make decisions about resource allocation and performance and (b) for which discrete financial information is available. The CODM for the Company are the Chief Executive Officer (“CEO”) and Chief Operating Officer & Chief Financial Officer (“COO/CFO”). The CEO and the COO/CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Year ended December 31,
	2020	2019
	(in thousands)
United States	$68,118	$61,843
International	5,269	5,458
	$73,387	$67,301
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company is also subject to risks common to medical device companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, product liability, the ability to obtain adequate coverage and reimbursement from third-party payors and uncertainty of market acceptance of products. The Company is dependent on third-party manufacturers and suppliers, in some cases single source suppliers. The Company currently has limited long term contracts with its key suppliers and is subject to risks such as manufacturing failures, non-compliance with regulatory requirements, price fluctuations, inability to properly meet demand and third-party supplier discontinuation of operations.

Liquidity

As of December 31, 2020, the Company had cash and marketable securities of $196.4 million compared to $93.1 million as of December 31, 2019. The Company has financed its operations through our public offerings, debt financing arrangements, and the sale of its products. As of December 31, 2020 and 2019 the Company had $39.5 million and $39.2 million outstanding debt, respectively. As of December 31, 2020, the Company's accumulated deficit was $239.3 million. During the years ended December 31, 2020 and 2019, the Company incurred a net loss of $43.7 million and $38.4 million, respectively. The Company has not achieved positive cash flow from operations to date.

Based upon the Company's current operating plan, the Company believes that its existing cash and marketable securities will enable the Company to fund its operating expenses and capital expenditure requirements through at least the next 12 months. However, the economic impact of the duration and severity of the COVID-19 pandemic, and the Company's responses thereto (including such actions that the Company had taken or may take in the future as disclosed elsewhere in this Report) poses risk and uncertainties in its future available capital resources. Further, the Company may face challenges and uncertainties and, as a result, its available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of its products and the uncertainty of future revenues from new products; (b) changes that the Company may make to the business that affect ongoing operating expenses; (c) changes that the Company may make in its business strategy; (d) regulatory developments affecting its existing products; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company's forecasted level of expenditures and use of cash resources.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Marketable Securities
The Company's marketable securities primarily consist of investments in money market funds, U.S. treasury securities, corporate bonds and commercial paper. All of the Company's marketable securities are available-for-sale and are classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original or remaining maturity is more than twelve months. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) (“OCI”) on the consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results or change in financial position. If circumstances related to such customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broad factors in evaluating the sufficiency of its allowance for doubtful accounts, including the length of time receivables are past due, significant one-time events, creditworthiness of customers and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. Through December 31, 2020 and 2019, the Company has not experienced impairment losses on its long-lived assets.
Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and distributors throughout the U.S. and Europe.
The Company adopted the new revenue standard in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) effective for the fiscal year ended December 31, 2019. Revenue is recognized when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the new revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through distributors and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either the customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an agreed price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.
Shipping and Handling Costs
Shipping and handling costs are treated as fulfillment costs, which are expensed as incurred and are included in cost of goods sold.
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. The Company’s sales commissions paid to its sales representatives are generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. The period of benefit is concurrent with when the Company recognizes its revenue and as such, the Company recognizes sales commission as expense when incurred.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2020 and 2019.
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
Research and Development
Research and development costs are charged to operations as incurred and consist of costs incurred by the Company for the development of the Company’s product which primarily include: (1) employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; (2) external research and development expenses; and (3) other expenses, which include direct and allocated expenses for facilities and other costs.
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $0.3 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively.
Loss Contingency

The Company is subject to various potential loss contingencies arising in the ordinary course of business. From time to time, the Company may be involved in certain proceedings, legal actions and claims. Such matters are subject to many uncertainties, and the outcomes of these matters are not within the Company's control and may not be known for prolonged periods of time. In some actions, the claimants may seek damages, as well as other relief, including injunctions which may prohibit the Company to engage in certain activities, which, if granted, could require significant expenditures and/or result in lost revenues. The Company records a liability in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Expected Term - The expected term represents the period that the share-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term as permitted by the guidance since the Company has no sufficient historical exercise patterns to estimate the expected life. The simplified method is calculated as the average of the time to vesting and the contractual life of the options.
•Expected Volatility - Since the Company became public in October 2018 and has no sufficient trading history, the Company uses stock price volatility using the average historical volatilities of publicly traded companies within its industry that the Company considers to be comparable to its business over a period approximately equal to the expected term for its stock options.
•Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury zero coupon issued in effect at the time of grant for periods corresponding with the expected term of the option.
•Dividend Yield - The Company has not paid any dividends and has no current plans to pay dividends on its common stock. As such, the Company uses expected dividend yield of zero.
The fair value of the restricted stock unit (“RSU”) grant is based on the market price of the Company’s common stock on the date of grant.

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
Net Loss per Share of Common Stock
The Company calculates basic and diluted net loss per common share attributable to shareholders in conformity with the two-class method required for companies with participating securities. The Company considers all early exercised stock options to be participating securities as the holders are entitled to receive dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stock is not allocated to the early exercised stock options as the holders do not have a contractual obligation to share in losses.
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, common stock options and warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Loss
Comprehensive loss represents all changes in the stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized foreign currency translation income (losses) and unrealized gains (losses) on marketable securities represent the two components of other comprehensive income that are excluded from the reported net loss for each of the reporting periods and has been presented in the consolidated statements of operations and comprehensive loss.
Warrants
The Company accounts for warrants for shares of common stock as equity in accordance with the accounting guidance for derivatives. The accounting guidance provides a scope exception from classifying and measuring as a financial liability a contract that would otherwise meet the definition of a derivative if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the consolidated balance sheet. The Company determined that the warrants for shares of common stock issued in connection with its prior debt arrangements are required to be classified in equity. Warrants classified as equity are recorded as additional paid-in capital on the consolidated balance sheet and no further adjustments to their valuation are made. In connection with the IPO, all of the Company's redeemable convertible preferred stock warrants were automatically converted into common stock warrants.
Adoption of New Revenue Recognition Standard
The Company adopted the new revenue recognition standards (“ASC 606”) using the modified retrospective method effective for the year ended December 31, 2019. This approach was applied to all contracts that were not completed as of January 1, 2019. As an emerging growth company that elected to take advantage of the JOBS Act accounting election, the Company was not required to adopt the new revenue standard in the interim reporting periods on the year of adoption and is not required, and intends not, to revise its 2019 interim periods which were reported under previous revenue recognition standards (“ASC 605”). The adoption of ASC 606 did not result in a material impact on the Company’s consolidated financial statements and no adjustment was made to the opening balance of accumulated deficit at January 1, 2019. ASC 606's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at hospital or medical facilities, which represents majority of the Company's revenue, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. As it relates to sale of products through distributors and hospitals where product is ordered in advance of the procedure, the Company continues to recognize the revenue upon shipments to the customers, net of rebates and price discounts. Additionally, ASC 606 requires the capitalization of costs to obtain a contract, primarily sales commissions, and amortization of these costs over the contract period or estimated customer life. The Company’s sales commissions paid to its sales representatives is generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. As such, the Company recognize sales commission as expense when incurred.

The Company disaggregates revenues from contracts with customers into geographical regions. The Company determined that disaggregating revenue into these categories depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by regional economic factors. For information revenue by geography, refer to Segments in “Note 2 - Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.
Other Recently Adopted Accounting Standards
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company adopted this standard effective for the year ended December 31, 2020, and the adoption did not have any material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurements, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company has adopted this standard effective for the year ended December 31, 2020, and the adoption did not have any material impact on the Company’s consolidated financial statements.

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

As an emerging growth company, the new leases standard is now effective for the Company for the fiscal year ending December 31, 2022 and interim periods within fiscal year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact on the Company's consolidated statements of income and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019 and ASU 2019-08 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements but does not expect the adoption of the standard will have a material impact on the Company's consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Marketable Securities

The table below summarizes the marketable securities:

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$45,948	$—	$—	$45,948
Commercial paper	1,400	—	—	1,400
Cash equivalents	47,348	—	—	47,348

U.S. treasury securities	74,779	4	(7)	74,776
Corporate bonds	8,940	4	(6)	8,938
Commercial paper	59,137	—	—	59,137
Short-term investments	142,856	8	(13)	142,851
Total marketable securities	$190,204	$8	$(13)	$190,199

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$3,068	$—	$—	$3,068
Commercial paper	2,495	—	—	2,495
Cash equivalents	5,563	—	—	5,563

U.S. treasury securities	67,051	34	(2)	67,083
Corporate bonds	9,075	24	(2)	9,097
Commercial paper	5,165	—	—	5,165
Short-term investments	81,291	58	(4)	81,345

Corporate bonds	1,278	—	—	1,278
Long-term investments	1,278	—	—	1,278
Total marketable securities	$88,132	$58	$(4)	$88,186
The long-term investments outstanding as of December 31, 2019 matured in April 2020. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of December 31, 2020 and 2019.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$45,948	$—	$—	$45,948
U.S. treasury securities	74,776	—	—	74,776
Corporate bonds	—	8,938	—	8,938
Commercial paper	—	60,537	—	60,537
Total marketable securities	$120,724	$69,475	$—	$190,199

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$3,068	$—	$—	$3,068
U.S. treasury securities	67,083	—	—	67,083
Corporate bonds	—	10,375	—	10,375
Commercial paper	—	7,660	—	7,660
Total marketable securities	$70,151	$18,035	$—	$88,186
5. Balance Sheet Components
Inventory
As of December 31, 2020 and 2019, inventory consisted entirely of finished goods.
Property and Equipment, net:

	December 31, 2020	December 31, 2019
	(in thousands)
Machinery and equipment	$6,342	$4,613
Construction in progress	1,692	1,854
Computer and office equipment	714	598
Leasehold improvements	503	497
Furniture and fixtures	233	187
	9,484	7,749
Less: Accumulated depreciation and amortization	(4,957)	(3,795)
	$4,527	$3,954

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of iFuse implants that have not yet been placed into service. Depreciation expense was $1.1 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.
Accrued Liabilities and Other:

	December 31, 2020	December 31, 2019
	(in thousands)
Accrued compensation and related expenses	$9,175	$7,274
Accrued litigation expense	—	3,200
Accrued professional services	511	392
Others	513	739
	$10,199	$11,605

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
Rent expense is recorded over the lease terms on a straight-line basis. Rent expense charged to operations under operating leases totaled approximately $1.2 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.
The aggregate future minimum lease payments under all leases as of December 31, 2020 are as follows:

Year Ending December 31,	(in thousands)
2021	$1,081
2022	1,001
2023	908
2024	893
2025	381
Thereafter	24
$4,288
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.3 million and $0.4 million as of December 31, 2020 and 2019, respectively.

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
The Company accrued litigation expense of $3.2 million during the year ended December 31, 2019 within general and administrative expenses in the consolidated financial statements, which was the Company's estimated cost to resolve the matter pursuant to the Settlement Agreement and based on the estimated class members' claim submission rate. Following the notice and claims submission process, on June 22, 2020, the Circuit Court of the City of St. Louis, State of Missouri, approved a final order to pay the approved claims submitted by class members, fees, expenses and incentive awards totaling $2.6 million as final settlement. Accordingly, the Company recorded a reversal of accrued litigation expense of $0.6 million in year ended December 31, 2020 within general and administrative expenses in the consolidated financial statements. The Company made the final settlement payment on July 1, 2020.
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
7. Borrowings

Term Loan

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020	December 31, 2019
	(in thousands)
Principal outstanding and final fee	$41,000	$40,000
Less: Unamortized debt issuance costs	(661)	(777)
Unaccreted value of final fee	(884)	—
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$39,455	$39,223
Classified as:
Current portion of long-term borrowings	$—	$4,358
Long-term borrowings	$39,455	$34,865
The outstanding debt as of December 31, 2019 related to a term loan entered by the Company with Biopharma Credit Investments IV Sub LP (“Pharmakon”) in October 2017 for total loan proceeds of $40.0 million (the “Pharmakon Term Loan”). The Pharmakon Term Loan included an interest-only period for 35 months through September 2020 and then equal quarterly principal payments plus interest through December 2022. The Pharmakon Term Loan carried a fixed interest rate of 11.5% and allowed for early prepayment. The prepayment penalty fee was equal to the remaining interest due if prepaid within the first 30 months, a 2% penalty for months 31-48, and a 1% penalty for months 49-60.
On May 29, 2020, the Company entered into a Loan and Security Agreement with Solar Capital Partners (“Solar”) providing for a term loan of an aggregate principal amount of $40.0 million to the Company (the “Solar Term Loan”). In accordance with the Loan and Security Agreement, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2020. The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan.

The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus the greater London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, the Company may voluntarily prepay the Solar Term Loan, in full or in part, but only in increments of $10.0 million, for a prepayment premium in an amount equal to 3.00% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The prepayment premium will be waived if the Company voluntarily prepays and refinances the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of the Company’s assets.
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
The effective interest rate related to the Pharmakon Term Loan was 12.4% and 12.3% for the term loan's outstanding periods for the years ended December 31, 2020 and 2019, respectively. The effective interest rate related to the Solar Term Loan was 10.6% for the term loan's outstanding period for year ended December 31, 2020.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the future principal and final fee payments under the Solar Term Loan as of December 31, 2020:

Year ending December 31,	(in thousands)
2021	$—
2022	—
2023	11,667
2024	20,000
2025	9,333
Total principal and final fee payments	$41,000
Subject to other customary covenants set forth in the Loan and Security Agreement with Solar, the Company is required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). The Company is not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceeds $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirements, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.00% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of December 31, 2020, the Company was in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, the Company believes that it has sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
CARES Act

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

The CARES Act allows employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $1.0 million related to the deferral of the social security taxes of which $0.5 million is included in each accrued liabilities and other and other long-term liabilities in the consolidated balance sheets as of December 31, 2020.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Warrants

The table below summarizes common stock warrants issued and outstanding at both December 31, 2020 and 2019:

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
9. Common and Preferred Stock
The Company's certificate of incorporate as amended and restated in October 2018, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2020 and 2019 were 32,583,220 shares and 25,163,803 shares, respectively. As of December 31, 2020 and 2019, there was no preferred stock issued and outstanding.
The holders of common stock are entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board of Directors. There have been no dividends declared to date.
10. Stock-Based Compensation
2008 Stock Option Plan and 2018 Equity Incentive Plan
In April 2008, the Company adopted the 2008 Stock Option Plan (the “2008 SOP”), as amended, under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. In October 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 EIP”), which serves as the successor to the 2008 SOP, under which the Board of Directors may issue incentive and non-qualified stock options and RSUs to employees, directors and consultants. No new options have been granted under the 2008 SOP since August 2018. Outstanding options under the 2008 SOP continue to be subject to the terms and conditions of that plan.
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. On January 1, 2019 and 2020, the total number of shares of common stock reserved for issuance increased by 1,222,538 and 1,258,190 shares respectively. As of December 31, 2020, a total of 2,843,814 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2021, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 1,629,161 shares.
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
Options granted have a term of 10 years, except, options granted to individuals holding more than 10% of the outstanding shares have a term of five years. Options generally vest over a four-year period. Certain stock options are exercisable immediately, but are subject to a right of repurchase by the Company for any unvested shares. RSUs granted under the 2018 EIP generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,641,198	$4.27
Granted	638,983	$20.89
Exercised	(444,924)	$3.36
Canceled and forfeited	(116,286)	$11.30
Outstanding as of December 31, 2019	2,718,971	$8.02
Granted	26,236	$17.31
Exercised	(323,701)	$4.52
Canceled and forfeited	(15,549)	$17.07
Outstanding as of December 31, 2020	2,405,957	$8.54	5.80	$51,402
Options vested and exercisable as of December 31, 2020	2,069,020	$6.85	5.40	$47,689
Options vested and expected to vest as of December 31, 2020	2,390,755	$8.36	6.00	$51,493
The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 amounted to $5.6 million and $6.8 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2020 represents the difference between the weighted average exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2020 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.84	-	$3.69	465,071	3.40	$3.31	465,071	$3.31
$3.70	-	$4.41	689,903	4.80	$4.29	689,903	$4.29
$4.42	-	$5.31	458,812	6.40	$4.67	422,974	$4.67
$5.32	-	$20.51	356,271	7.50	$12.08	282,203	$11.00
$20.52	-	$22.00	435,900	8.00	$22.00	208,869	$22.00
			2,405,957	5.80	$8.54	2,069,020	$6.85
The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted during the periods presented:

	Year ended December 31,
	2020			2019
Weighted average grant date fair value per share	$8.16			$9.78
Expected term (years)	5.5	to	7.0	5.0	to	7.0
Expected volatility	46.7%	to	47.2%	41.7%	to	47.3%
Risk-free interest rate	1.6%	to	1.6%	1.3%	to	2.6%
Dividend yield	—%			—%

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, there was $3.2 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 1.9 years.

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 SOP are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of December 31, 2020 and 2019, the Company had a total of 5,836 and 21,404 shares of common stock, respectively, subject to repurchase under the 2008 SOP.
Restricted Stock Units

The following table summarizes restricted stock units activity for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2018	53,436	$11.69
Granted	639,726	$20.14
Vested	(108,631)	$19.10
Canceled and forfeited	(41,490)	$18.48
Outstanding as of December 31, 2019	543,041	$19.72
Granted	1,016,432	$20.17
Vested	(344,779)	$19.87
Canceled and forfeited	(49,399)	$19.73
Outstanding as of December 31, 2020	1,165,295	$20.07
As of December 31, 2020, there was a total unrecognized compensation cost of $19.3 million. These costs are expected to be recognized over a period of approximately 2.9 years.
Employee Stock Purchase Plan
The Company's 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offering period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering, and provided that the offering which commenced in May 2020 be twelve months in duration and consist of two purchase periods. There were 515,307 shares of common stock originally reserved for issuance under the ESPP. Under the ESPP, the number of shares reserved for issuance under the ESPP automatically increases on January 1st of each year, starting on January 1, 2019, and continuing through January 1, 2029, by an amount equal to (i) the lesser of 1% of the total number of shares of the Registrant’s common stock outstanding on December 31st of the preceding calendar year, and (ii) 555,555 shares of common stock. As of December 31, 2020, a total of 705,618 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2021, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 325,832 shares.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 137,377 shares and 168,457 shares under the ESPP during the years ended December 31, 2020 and 2019, respectively, representing approximately $1.9 million and $2.2 million in employee contributions. As of December 31, 2020 and 2019, total accumulated ESPP related employee payroll deductions amounted to $0.4 million and $0.2 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2020 and 2019, the Company recognized $1.2 million and $0.8 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2020, the unrecognized compensation cost for the ESPP was $0.2 million.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2020			2019
Expected term (years)	0.5	to	1.0	0.5
Expected volatility	38.3%	to	79.4%	38.3%	to	58.4%
Risk-free interest rate	0.1%	to	1.6%	1.6%	to	2.4%
Dividend yield	—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year ended December 31,
	2020	2019
	(in thousands)
Cost of goods sold	$331	$185
Sales and marketing	5,527	3,335
Research and development	1,139	516
General and administrative	4,930	3,428
	$11,927	$7,464
11. Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board of Directors. Effective January 1, 2019, the Company made a discretionary matching contribution equal to dollar for dollar employee contribution, up to 3% eligible compensation of the employee, with a maximum annual contribution from the Company of one thousand dollars per employee. Further, in order for an employee to receive the matching contribution, the employee must be at least 21 years old, work at least 1,000 hours per year, and must be employed by the Company at the beginning through the end of the year. For the years ended December 31, 2020 and 2019, the Company made $0.2 million and $0.1 million, respectively, contributions to the 401(k) plan.
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year ended December 31,
	2020	2019
	(in thousands, except share and per share data)
Net loss	$(43,697)	$(38,403)

Weighted-average shares used to compute basic and diluted net loss per share	29,059,171	24,705,980

Net loss per share, basic and diluted	$(1.50)	$(1.55)

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

	Year ended December 31,
	2020	2019
Stock options	2,405,957	2,718,971
Restricted stock units	1,165,295	543,041
Shares subject to repurchase	5,836	21,404
ESPP purchase rights	83,040	65,442
Common stock warrants	118,122	118,122
	3,778,250	3,466,980
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Domestic	$(41,708)	$(37,709)
Foreign	(1,989)	(694)
Loss before income taxes	$(43,697)	$(38,403)
There was no provision for income taxes recorded for the years ended December 31, 2020 and 2019. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes are as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Federal	$9,855	$8,523
State	2,711	1,569
Foreign	583	(200)
Total deferred income taxes	13,149	9,892
Change in deferred tax valuation allowance	(13,149)	(9,892)
Net deferred income tax	$—	$—
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year ended December 31,
	2020	2019
Tax at statutory federal rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(6.2)%	(4.1)%
Tax credits	(0.7)%	(0.7)%
Change in deferred tax valuation allowance	30.1%	25.8%
Stock compensation	(1.2)%	(1.5)%
Foreign rate differences	(1.3)%	0.5%
Other	0.3%	1.0%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year ended December 31,
	2020	2019
	(in thousands)
Net operating loss carryforwards	$52,331	$42,032
Research and development credits	3,160	2,428
Accruals and reserves	5,450	4,222
Stock compensation	2,395	1,512
Depreciation and amortization	117	110
Total deferred tax assets	63,453	50,304
Less: Valuation allowance	(63,453)	(50,304)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$50,304	$40,412
Additions during the period	13,149	9,892
Ending balance	$63,453	$50,304

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, the Company had net operating loss (“NOL”) carryforwards of approximately $200.5 million and $165.0 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2028, and the state NOL carryforward begins to expire in 2021.

As of December 31, 2020, the Company had credit carryforwards of approximately $2.5 million and $2.5 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.

The Company updated its Section 382 ownership change analysis through December 31, 2020 and determined that the last ownership change was in February 2020 due to the follow-offering. The analysis concluded that no additional NOL carryforwards will expire due to the Section 382 limitation from the ownership change for both federal and state tax purposes. The Company maintains the reduction of $1.4 million of its NOL carryforwards from the previous ownership change. The Company will continually assess the need to update its Section 382 ownership change analysis, as the Company may experience ownership changes in the future that could materially limit its ability to use its NOL carryforwards.
The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the payment of an employer's share of social security taxes through December 31, 2020 of $1.0 million.
On June 29, 2020, Governor Gavin Newsom signed California Assembly Bill 85 (AB 85) into law. The legislation suspends the California net operating loss deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021, and 2022. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5.0 million of California tax. Given the Company’s loss position for the year ended December 31, 2020, the new legislation did not impact the current year provision. The Company will continue to monitor the possible California net operating loss and credit limitations in future periods.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2020 and 2019 consisted of the following:

	Year ended December 31,
	2020	2019
	(in thousands)
Balance at beginning of the year	$1,287	$1,084
Increases related to current year's tax positions	226	203
Balance at end of the year	$1,513	$1,287
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2020 and 2019. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2020 and 2019. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company currently has no federal, state or foreign tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examinations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Related Party Transactions
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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the year ended December 31, 2020, the Company expensed $118,000 of the reimbursement charges from SeaSpine, which was recorded within research and development expense in the consolidated statement of operations. There was no outstanding liabilities to SeaSpine as of December 31, 2020.
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

Supplementary Data
Selected Quarterly Consolidated Financial Data (Unaudited)
As a “smaller reporting company”, we are not required to provide the information required by this Item.

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
As of December 31, 2020, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Operating Officer & Chief Financial Officer (“COO/CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our COO/CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work remotely during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.

Item 9B. Other Information

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance”, and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance”, respectively, in our 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2021 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
Information in response to this Item is included in Part II, Item 8 of this Annual Report on Form 10‑K.
2. Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.5	10/5/2018
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7#	Manufacturing, Quality and Supply Agreement, dated January 31, 2017, between the Registrant and rms Company and Addendum No. 1 dated July 7, 2017.	S-1	333-227445	10.6	9/20/2018
10.8+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.9+	Offer Letter Agreement, dated February 19, 2015, between the Registrant and Michael A. Pisetsky	S-1	333-227445	10.8	9/20/2018
10.10+	Letter Regarding Change to Employment Terms, dated June 20, 2016, between the Registrant and Michael A. Pisetsky.	S-1	333-227445	10.9	9/20/2018
10.11+	Offer Letter Agreement, dated April 27, 2015, between the Registrant and Laura Francis.	S-1	333-227445	10.10	9/20/2018
10.12+	Severance and Change in Control Agreement dated March 15, 2016, between the Registrant and Laura Francis.	S-1	333-227445	10.11	9/20/2018

10.13+	Amended and Restated Letter Agreement, dated March 1, 2017, between the Registrant and Laura Francis.	S-1	333-227445	10.12	9/20/2018
10.14+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.15	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018
10.16*	Addendum No. 2 to Manufacturing, Quality and Supply Agreement, dated July 1, 2020, between the Registrant and rsm Company.
10.17	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.18+	Form of Restricted Stock Unit Grant Notice and Award Agreement.	S-1	333-227445	10.30	9/20/2018
10.19+	Amendment to Restricted Stock Units of Chief Operating Officer & Chief Financial Officer	10-Q	001-38701	10.2	11/12/2019
10.20+	Changes to Chief Executive Officer, Chief Operating Officer & Chief Financial Officer, and Chief Commercial Officer Compensation	8-K	001-38701	Item 5.02	1/3/2020
10.21+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021
10.22*	2020 Non-Employee Directors' Compensation Policy
10.23	Loan and Security Agreement, dated May 29, 2020, between SI-BONE, Inc. and Solar Capital Ltd., as collateral agent, and the lenders from time to time party thereto.	10-Q	001-38701	10.1	8/4/2020
10.24*	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(c) See Item 15(a)2 above.
Item 16.    Form 10-K Summary.

Not provided.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on March 10, 2021.

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

Signature	Title	Date

/s/ Jeffrey W. Dunn	President and Chief Executive Officer	March 10, 2021
Jeffrey W. Dunn	(Principal Executive Officer) and Director

/s/ Laura A. Francis	Chief Operating Officer & Chief Financial Officer	March 10, 2021
Laura A. Francis	(Principal Financial and Accounting Officer)

/s/ Timothy E. Davis, Jr.	Lead Independent Director, Director	March 10, 2021
Timothy E. Davis, Jr.

/s/ Mark J. Foley	Director	March 10, 2021
Mark J. Foley

/s/John G. Freund, M.D.	Director	March 10, 2021
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	March 10, 2021
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	March 10, 2021
Gregory K. Hinckley

/s/ Karen A. Licitra	Director	March 10, 2021
Karen A. Licitra

/s/ Keith C. Valentine	Director	March 10, 2021
Keith C. Valentine

/s/ Mika Nishimura	Director	March 10, 2021
Mika Nishimura