Form 10-Q
period 2021-03-31
SI-BONE, Inc.
filed 2021-05-04
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 32,831,631 as of April 30, 2021.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$37,364	$53,581
Short-term investments	147,687	142,851
Accounts receivable, net of allowance for doubtful accounts of $263	13,088	13,611
Inventory	7,408	5,633
Prepaid expenses and other current assets	2,563	2,565
Total current assets	208,110	218,241
Property and equipment, net	7,285	4,527
Other non-current assets	366	374
TOTAL ASSETS	$215,761	$223,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,183	$3,271
Accrued liabilities and other	8,525	10,199
Total current liabilities	13,708	13,470
Long-term borrowings	39,543	39,455
Other long-term liabilities	843	854
TOTAL LIABILITIES	54,094	53,779

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 32,808,534 and 32,583,220 shares issued and outstanding, respectively	3	3
Additional paid-in capital	412,753	408,113
Accumulated other comprehensive income	430	524
Accumulated deficit	(251,519)	(239,277)
TOTAL STOCKHOLDERS’ EQUITY	161,667	169,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,761	$223,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$20,442	$16,821
Cost of goods sold	2,200	1,932
Gross profit	18,242	14,889
Operating expenses:
Sales and marketing	20,922	19,281
Research and development	2,955	2,090
General and administrative	5,940	5,400
Total operating expenses	29,817	26,771
Loss from operations	(11,575)	(11,882)
Interest and other income (expense), net:
Interest income	61	498
Interest expense	(1,064)	(1,231)
Other income (expense), net	336	(157)
Net loss	$(12,242)	$(12,772)
Other comprehensive income (loss):
Changes in foreign currency translation	(115)	12
Unrealized gain on marketable securities	21	221
Comprehensive loss	$(12,336)	$(12,539)

Net loss per share, basic and diluted	$(0.37)	$(0.47)

Weighted-average number of common shares used to compute basic and diluted net loss per share	32,691,578	27,252,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	$3	$412,753	$430	$(251,519)	$161,667

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	$3	$323,922	$697	$(208,352)	$116,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(12,242)	$(12,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,030	2,622
Depreciation and amortization	340	249
Bad debt expense	—	192
Accretion on marketable securities	331	(25)
Amortization of debt issuance costs	88	65
Loss on sale and disposal of property and equipment	104	—
Changes in operating assets and liabilities:
Accounts receivable	581	2,207
Inventory	(1,725)	(256)
Prepaid expenses and other assets	20	581
Accounts payable	1,059	76
Accrued liabilities and other	(1,945)	(2,294)
Net cash used in operating activities	(9,359)	(9,355)
Cash flows from investing activities
Maturities of marketable securities	33,200	21,000
Purchases of marketable securities	(38,346)	(16,777)
Purchases of property and equipment	(1,976)	(884)
Net cash (used in) provided by investing activities	(7,122)	3,339
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	62,978
Proceeds from the exercise of stock options	601	174
Net cash provided by financing activities	601	63,152
Effect of exchange rate changes on cash and cash equivalents	(337)	(3)
Net (decrease) increase in cash and cash equivalents	(16,217)	57,133
Cash and cash equivalents at
Beginning of period	53,581	10,435
End of period	$37,364	$67,568
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$9	$27
Unpaid purchases of property and equipment	1,195	52
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
In the first quarter of 2020, the Company received $63.0 million of net proceeds from its first follow-on public offering of 4,300,000 shares of the Company's common stock, of which 2,490,053 shares were offered and sold by the Company, and the exercise of underwriter's option to purchase from the Company an additional 645,000 shares of the Company's common stock, at a public offering price of $21.50 per share. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the other selling shareholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling shareholders was recognized as transaction costs within general and administrative expenses on the consolidated statements of operations in the year ended December 31, 2020.
In October 2020, the Company received $71.6 million of net proceeds from its second follow-on public offering of shares of the Company's common stock, of which 3,000,000 shares were offered and sold by the Company, and the exercise of underwriter's option to purchase from the Company an additional 478,507 shares of the Company's common stock, at a public offering price of $22.00 per share. In addition to the shares sold by the Company in this second follow-on offering, the selling stockholder sold 190,053 shares of the Company's common stock previously held by the selling stockholder at a price to the public of $22.00 per share. The Company did not receive any proceeds from the sale by the selling stockholder.
Risks and Uncertainties
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is uncertain and difficult to predict. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers, approval and dissemination of COVID-19 vaccines, and the lifting of pandemic-related restrictions, many of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, excess and obsolete inventory, and the impact of any initiatives and programs that the Company may undertake to address financial and operations challenges faced by its customers.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2021.
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these accounting policies.
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
United States	$18,770	$15,297
International	1,672	1,524
	$20,442	$16,821

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Adopted Accounting Pronouncement
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating incomes taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective in 2021 and interim periods within that year and permits for an early adoption. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of the guidance did not have a material impact on its financials statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019, ASU 2019-08 and ASU 2019-11 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements but does not expect the standard will have a material impact on the Company's consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. Marketable Securities

All of the Company's marketable securities were available-for-sale and were classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short-term investments are securities that original maturity or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities for which the original maturity or remaining maturity is greater than twelve months.

The table below summarizes the marketable securities:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$29,402	$—	$—	$29,402
Cash equivalents	29,402	—	—	29,402

U.S. treasury securities	84,758	21	—	84,779
Corporate bonds	12,946	—	(4)	12,942
Commercial paper	49,966	—	—	49,966
Short-term investments	147,670	21	(4)	147,687
Total marketable securities	$177,072	$21	$(4)	$177,089

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$45,948	$—	$—	$45,948
Commercial paper	1,400	—	—	1,400
Cash equivalents	47,348	—	—	47,348

U.S. treasury securities	74,779	4	(7)	74,776
Corporate bonds	8,940	4	(6)	8,938
Commercial paper	59,137	—	—	59,137
Short-term investments	142,856	8	(13)	142,851
Total marketable securities	$190,204	$8	$(13)	$190,199
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of March 31, 2021 or December 31, 2020.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$29,402	$—	$—	$29,402
U.S. treasury securities	84,779	—	—	84,779
Corporate bonds	—	12,942	—	12,942
Commercial paper	—	49,966	—	49,966
Total marketable securities	$114,181	$62,908	$—	$177,089

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$45,948	$—	$—	$45,948
U.S. treasury securities	74,776	—	—	74,776
Corporate bonds	—	8,938	—	8,938
Commercial paper	—	60,537	—	60,537
Total marketable securities	$120,724	$69,475	$—	$190,199

5. Balance Sheet Components
Inventory
As of March 31, 2021 and December 31, 2020, inventory consisted entirely of finished goods.
Property and Equipment, net:

	March 31, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$7,371	$6,342
Construction in progress	3,707	1,692
Computer and office equipment	730	714
Leasehold improvements	503	503
Furniture and fixtures	231	233
	12,542	9,484
Less: Accumulated depreciation and amortization	(5,257)	(4,957)
	$7,285	$4,527

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of iFuse implants that have not yet been placed into service. Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
Accrued Liabilities and Other:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and related expenses	$7,049	$9,175
Accrued professional services	392	511
Others	1,084	513
	$8,525	$10,199

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
Rent expense is recorded over the lease terms on a straight-line basis. Rent expenses charged to operations under operating leases were $0.3 million for both the three months ended March 31, 2021 and 2020.

The table below summarizes aggregate future minimum lease payments under all leases as of March 31, 2021:

Year ending December 31,	(in thousands)
Remainder of 2021	$801
2022	1,019
2023	933
2024	917
2025	412
Thereafter	23
$4,105
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.5 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	March 31, 2021	December 31, 2020
	(in thousands)
Principal outstanding and final fee	$41,000	$41,000
Less: Unamortized debt issuance costs	(624)	(661)
Unaccreted value of final fee	(833)	(884)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$39,543	$39,455
Classified as:
Long-term borrowings	$39,543	$39,455

In October 2017, the Company entered into a term loan with Biopharma Credit Investments IV Sub LP (“Pharmakon”) in for total loan proceeds of $40.0 million (the “Pharmakon Term Loan”). The Pharmakon Term Loan included an interest-only period for 35 months through September 2020 and then equal quarterly principal payments plus interest through December 2022. The Pharmakon Term Loan carried a fixed interest rate of 11.5% and allowed for early prepayment. The prepayment penalty fee was equal to the remaining interest due if prepaid within the first 30 months, a 2% penalty for months 31-48, and a 1% penalty for months 49-60. The effective interest rate related to the Pharmakon Term Loan for the three months ended March 31, 2020 was 12.3%. The Company paid in full and terminated the Pharmakon Term Loan in May 2020.

The outstanding debt as of March 31, 2021 and December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by the Company with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. In accordance with the Loan and Security Agreement, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2020.

The Solar Term Loan bears interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan matures in 60 months on June 1, 2025 (“Maturity Date”), with an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through maturity date. Pursuant to the Loan and Security Agreement, the Company may voluntarily prepay the Solar Term Loan, in full or in part, but only in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The prepayment premium will be waived if the Company voluntarily prepays and refinances the outstanding balance with Solar. The Solar Term Loan is secured by substantially all of the Company’s assets. The effective interest rate related to the Solar Term Loan for the three months ended March 31, 2021 was 10.6%.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

full prepayment, refinancing, substitution or replacement. The final fee was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The table below summarizes the future principal and final fee payments under the Solar Term Loan as of March 31, 2021:

Year ending December 31,	(in thousands)
2021 (remaining nine months)	$—
2022	—
2023	11,667
2024	20,000
2025	9,333
Total principal and final fee payments	$41,000
Subject to other customary covenants set forth in the Loan and Security Agreement with Solar, the Company is required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). The Company is not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceeds $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirements, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of March 31, 2021, the Company was in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact its future revenue, the Company believes that it has sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $1.0 million related to the deferral of the social security taxes of which $0.5 million is included in each accrued liabilities and other and other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	2,405,957	$8.54
Exercised	(93,975)	6.39
Canceled and forfeited	(50)	4.68
Outstanding as of March 31, 2021	2,311,932	8.62
As of March 31, 2021, the unrecognized compensation cost related to stock options was $2.7 million, which is expected to be recognized over a period of approximately 1.7 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the three months ended March 31, 2021. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted in 2020:

	Three Months Ended March 31,
	2020
Weighted average grant date fair value per share	$8.37
Expected term (years)	5.5	to	7.0
Expected volatility	46.74%	to	47.20%
Risk-free interest rate	1.56%	to	1.64%
Dividend yield	—%

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of March 31, 2021 and December 31, 2020, the Company had a total of 3,889 shares and 5,836 shares of common stock, respectively, subject to repurchase under the Company's 2008 Stock Option Plan.
Restricted Stock Units
The table below summarizes restricted stock units activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,165,295	$20.07
Granted	816,928	28.91
Vested	(131,339)	19.36
Canceled and forfeited	(6,759)	24.82
Outstanding as of March 31, 2021	1,844,125	24.02

As of March 31, 2021, the unrecognized compensation cost related to the restricted stock units was $37.8 million, which is expected to be recognized over a period of approximately 3.2 years.
Employee Stock Purchase Plan
The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offer period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering, and provided that the offering which commenced in May 2020 be twelve months in duration and consist of two purchase periods.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company did not issue any shares under the ESPP during the three months ended March 31, 2021 and March 31, 2020. As of March 31, 2021 and December 31, 2020, total accumulated ESPP related employee payroll deductions amounted to $1.3 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of goods sold	$174	$71
Sales and marketing	1,899	1,141
Research and development	419	240
General and administrative	1,538	1,170
	$4,030	$2,622

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Net loss	$(12,242)	$(12,772)

Weighted-average shares used to compute basic and diluted net loss per share	32,691,578	27,252,409

Net loss per share, basic and diluted	$(0.37)	$(0.47)
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

	Three Months Ended March 31,
	2021	2020
Stock options	2,311,932	2,700,554
Restricted stock units	1,844,125	1,342,211
Shares subject to repurchase	3,889	15,567
ESPP purchase rights	101,282	65,442
Common stock warrants	118,122	118,122
	4,379,350	4,241,896

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended March 31, 2021 and 2020, the Company expensed $10,000 and $22,000, respectively, of the reimbursement charges from SeaSpine, which were recorded within research and development expense in the condensed consolidated statements of operations. There were no outstanding liabilities to SeaSpine as of March 31, 2021 and December 31, 2020.
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

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 10, 2021. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the scropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint and treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of March 31, 2021, more than 55,000 procedures have been performed by over 2,300 surgeons in the U.S. and 36 other countries.
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
Our iFuse implants have a triangular cross section that resists twisting or rotation of the implant within the bone in which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape of our implants helps stabilize the joint, and the implants’ porous surface enables biologic fixation of the bone onto the implant, or bony ongrowth and ingrowth, that results in fusion. Each titanium iFuse implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape of the iFuse implant. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis.
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
In February 2021, we received clearance from the FDA for iFuse-TORQ, a 3D-printed portfolio of threaded implants designed to meet the needs of pelvic trauma and minimally invasive sacroiliac joint fusion applications. In the pelvic trauma segment, we are targeting an unmet clinical needs for low energy pelvic ring fractures and chronic sacroiliac joint pain after high energy pelvic ring trauma. iFuse-TORQ also provides an opportunity for us to convert competitive screw business for minimally invasive sacroiliac joint fusions.
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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and the resulting economic downturn are affecting business conditions in our industry. The overall demand for our products has fluctuated as a result of the pandemic, which impacted our operating results for the three months ended March 31, 2021 and 2020. Prior to the COVID-19 pandemic, our case growth trends were consistent with those experienced in the fourth quarter of 2019. Beginning in February 2020, many state and local governments in the U.S. and foreign governments issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic. As a result in March and April 2020, we saw a substantial worldwide reduction in global case volumes due to deferral of elective surgeries in the U.S. and across Europe. Starting May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgical procedures. However, due to the resurgence of the pandemic between November 2020 through February 2021, we experienced the deferral of elective surgeries by hospitals, surgeons, and patients in the U.S. and across Europe. In March 2021, we believe our global case volumes improved due to the rescheduling of cancelled cases from the fourth quarter of 2020 and January and February 2021.

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

Beginning in March 2020, we curtailed certain operating expense due to limited visibility on the extent and duration of the impact from COVID-19. We took preemptive steps to manage spending, including implementing hiring restrictions, eliminating discretionary spending, reducing executive salaries, reducing capital expenditures, reducing non-essential marketing expenses, and delaying clinical research projects. We returned to more normalized spending levels in the fourth quarter of 2020 with returning revenue growth, refinancing of our debt, and raising of additional equity.
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
•Surgeons and hospitals postponing elective procedures as a result of reduced availability of physicians or space to treat patients, different treatment prioritization, increased cost pressures and burdens on the overall healthcare infrastructure.
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
•Approval and dissemination of COVID-19 vaccines.
The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”.

We cannot currently predict with certainty the full extent to which the COVID-19 pandemic will impact demand for our products in the future, or the extent, duration or recurrence of the COVID-19 pandemic in any location or the long-term efficacy of COVID-19 vaccines. We are, therefore, unable to predict the impact of the COVID-19 pandemic, and such could have a material adverse effect on our results of operations, financial condition and capital resources.

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
Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020 and expect to continue to expand the sales team into 2021.
As of March 31, 2021, our U.S. sales force consisted of 75 territory sales managers and 52 clinical support specialists directly employed by us and 44 third-party distributors, compared to 62 territory sales managers and 53 clinical support specialists directly employed by us and 37 third-party distributors as of March 31, 2020. As of March 31, 2021, our international sales force consisted of 21 sales representatives directly employed by us and 28 third-party distributors, compared to 19 sales representatives directly employed by us and 31 third-party distributors as of March 31, 2020.
Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of March 31, 2021 and 2020, in the U.S., more than 1,600 surgeons and 1,400 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of March 31, 2021 and 2020, more than 700 surgeons and 600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future.

The COVID-19 outbreak challenged our traditional method of hands-on cadaveric and dry-lab training. Therefore, in addition to utilizing a virtual education series for surgeons and mid-level practitioners for training activities, we began using the SI-BONE SImulator; a portable, radiation-free, haptics and computer-based simulator for training purposes. Starting in July 2020 we began deploying the SImulators to cover all US regions and European subsidiaries and had 24 SImulators in our offices and the field as of the date of this report.

Launch new products

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

In addition, we received FDA clearance for our new trauma product, iFuse-TORQ, in the first quarter of 2021. iFuse-TORQ is a highly differentiated 3D-printed threaded implant for pelvic trauma and minimally invasive sacroiliac joint fusion applications. Relative to competitive trauma products, iFuse-TORQ is roughly 2 times stronger in bending and requires 10 times the rotational resistance, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives surgeons confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. Furthermore, iFuse-TORQ has a larger surface area for bone ingrowth than competitive trauma products and was specifically designed to allow for osteointegration. The addition of iFuse-TORQ to our product portfolio will allow us to serve a significant unmet need for patients with pelvic trauma, as well as sacroiliac joint dysfunction and degeneration.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have conducted training courses at over 100 academic centers in the U.S., where more than 600 surgical residents and fellows have been trained.

Leverage broad coverage

We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S. As of March 31, 2021, U.S. payors that account for 311.6 million U.S. covered lives reimburse for iFuse, with private payors accounting for 196.0 million of these covered lives. As of March 31, 2020, U.S. payors that account for 282.7 million U.S. covered lives reimburse for iFuse, with private payors accounting for 147.9 million of these covered lives. As of March 31, 2021, 37 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence, compared to 33 exclusive coverage policies as of March 31, 2020. Further, as of March 31, 2021 and 2020, an additional 21 and 19, respectively, private payors cover iFuse and other products for sacroiliac joint fusion. Effective April 1, 2021, MVP Healthcare established exclusive coverage for the iFuse Implant System and is now the 38th iFuse exclusive payer, adding an additional 500,000 covered lives. Currently, covered lives counts do not include Anthem, which covers minimally invasive sacroiliac fusion procedures in the event of pelvic girdle trauma only. We track the number of U.S. covered lives, or individuals whose healthcare is paid for by a private commercial or governmental payor that routinely reimburses for minimally invasive sacroiliac fusion, as a proxy for availability of the procedure within the U.S. healthcare payment system. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

Components of Results of Operations
Revenue
We generate most of our revenue from sales of iFuse. Revenue from sales of iFuse fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals and ambulatory surgical centers, or ASCs. Further, revenue results can differ based upon the mix of business between U.S. and international sales and mix of our products either delivered at the point of implantation at the hospital or other medical facilities or delivered through distributors or to hospitals where the products were ordered in advance of the procedure. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
The COVID-19 pandemic reduced our expected number of cases. As the pandemic continued in the U.S. and Europe, it had a significant impact on our case volumes beginning mid-March 2020. The largest impact was felt in April 2020, where revenue declined by 84% from the prior year. Given the situation, a considerable number of cases were deferred from mid-March through the end of April 2020. Starting in May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures. In the third quarter of 2020, we saw a more normalized revenue growth resulting in a 26% increase compared to the prior year. In the fourth quarter of 2020, we again began to see the deferral of elective surgeries by hospitals, surgeons, and patients in the U.S. and across Europe, resulting in only a 12% increase in revenue compared to the prior year. We continued to experience deferral of elective surgeries in January and February 2021, with a recovery starting in March 2021 with the rescheduling of previously cancelled cases. In the first quarter of 2021, we saw a revenue growth of 22% increase compared to the prior year. We continue to monitor the potential impact of COVID-19 to our product sales in the U.S. and international markets.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our employees. During the second quarter of 2020, we took steps to reduce variable expenses that were ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We returned to more normalized spending levels in the fourth quarter of 2020. We continue to monitor the rapidly evolving situation, but as operations return to normal levels, we intend to make investments to execute our strategic plans and operational initiatives.

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

Our sales and marketing spending reflected normal business activities into mid-March 2020. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second and third quarter of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. In the fourth quarter of 2020, with returning revenue growth and raising of additional equity, we returned to more normalized spending levels and resumed hiring of salespeople and expect to continue to expand the sales team into 2021. We plan to increase investments in our sales force, surgeon training and in initiatives to increase patient awareness to capture future revenue growth opportunities.

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

Research and development expenses for engineering projects fluctuate with project timing. Based upon our broader set of product development initiatives and the stage of the underlying projects, we expect to continue to make investments in research and development. Clinical study expenses declined during mid-March through April 2020 due to hospital postponement of trials as a result of the COVID-19 pandemic. However, most hospitals allowed the resumption of clinical trials starting in May 2020. As such, we anticipate that research and development expenses will continue to increase in the future.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, stock-based compensation expense, and other costs for finance, accounting, legal, insurance, compliance, and administrative matters.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$20,442	100%	$16,821	100%
Cost of goods sold	2,200	11%	1,932	11%
Gross profit	18,242	89%	14,889	89%
Operating expenses:
Sales and marketing	20,922	102%	19,281	115%
Research and development	2,955	14%	2,090	12%
General and administrative	5,940	29%	5,400	32%
Total operating expenses	29,817	145%	26,771	159%
Loss from operations	(11,575)	(56)%	(11,882)	(70)%
Interest and other income (expense), net:
Interest income	61	—%	498	3%
Interest expense	(1,064)	(5)%	(1,231)	(7)%
Other income (expense), net	336	2%	(157)	(1)%
Net loss	$(12,242)	(59)%	$(12,772)	(75)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2021		2020
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$18,770	92%	$15,297	91%
International	1,672	8%	1,524	9%
	$20,442	100%	$16,821	100%

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$20,442	$16,821	$3,621	22%
Cost of goods sold	2,200	1,932	268	14%
Gross profit	$18,242	$14,889	$3,353	23%
Gross margin	89%	89%

Revenue. The increase in revenue for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 comprised a $3.5 million increase in our U.S. revenue and an increase of $0.1 million in our international revenue, mainly due to an increase in domestic case volumes. Although we saw cases cancelled in January and February 2021 due to COVID-19, March case volumes benefited from an increase in rescheduled cases from November 2020 to February 2021. We also attribute case growth to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improved U.S. reimbursement coverage.

Gross Profit and Gross Margin. Gross profit increased $3.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, mainly driven by higher revenue. The gross margin remained consistent at 89% for the three months ended March 31, 2021 and three months ended March 31, 2020 primarily due to higher cost of operations to support the growth of the business, offset by lower inventory write-downs.

Operating Expenses:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$20,922	$19,281	$1,641	9%
Research and development	2,955	2,090	865	41%
General and administrative	5,940	5,400	540	10%
Total operating expenses	$29,817	$26,771	$3,046	11%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to an increase of $2.4 million in employee related costs, commissions and stock-based compensation expense driven by increased headcount and higher revenues. These increases were partly offset by decreases in travel and other sales and marketing related expenses of $0.8 million as a result of the COVID-19 pandemic.
Research and Development Expenses. The increase in research and development expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase of $0.5 million in employee related costs and stock-based compensation expense driven by increased headcount, as well as increases in other research and development expenses of $0.4 million, primarily due to clinical study and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase of $1.1 million in employee related costs and stock-based compensation expense driven by increased headcount. These increases were partly offset by a decrease of $0.2 million in public offering costs allocated to sale of common stock by selling shareholders incurred in the first quarter of 2020 and $0.4 million in facilities and other related costs.

Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$61	$498	$(437)	(88)%
Interest expense	(1,064)	(1,231)	167	(14)%
Other income (expense), net	336	(157)	493	(314)%
Total interest and other expense, net	$(667)	$(890)	$223	(25)%
Interest Income. The decrease in interest income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due lower interest associated with the Solar Term Loan compared to the Pharmakon Term Loan.
Other Income (Expense), Net. Other income, net increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to net foreign currency and other gains.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and marketable securities of $185.1 million compared to $196.4 million as of December 31, 2020. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of March 31, 2021 and December 31, 2020, we had $39.5 million in outstanding debt.
As of March 31, 2021, we had an accumulated deficit of $251.5 million. During the three months ended March 31, 2021, we incurred a net loss of $12.2 million. During the years ended December 31, 2020 and 2019, we incurred a net loss of $43.7 million and $38.4 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan
The outstanding debt as of March 31, 2021 and December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by us with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan to us (the “Solar Term Loan”). As of March 31, 2021 and December 31, 2020, there was no amount available that could be borrowed under the credit facility.

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
Subject to other customary covenants set forth in the Loan and Security Agreement, we are required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). We are not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceed $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirement, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of March 31, 2021, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$41,000	$—	$11,667	$29,333	$—
Interest obligations (2)	12,671	2,973	7,602	2,096	—
Operating lease obligations	4,105	801	1,952	1,329	23
Purchase obligations	524	524	—	—	—
Total	$58,300	$4,298	$21,221	$32,758	$23

(1)Represents the principal obligations and the final fee at maturities of our Solar Term Loan.
(2)Represents the future interest obligations on our Solar Term Loan estimated using the fixed interest rate of 9.40% plus LIBOR held constant as of March 31, 2021.

This compared to $59.2 million of contractual obligations as of December 31, 2020 .

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(9,359)	$(9,355)	$(4)
Investing activities	(7,122)	3,339	(10,461)
Financing activities	601	63,152	(62,551)
Effects of exchange rate changes on cash and cash equivalents	(337)	(3)	(334)
Net increase (decrease) in cash and cash equivalents	$(16,217)	$57,133	$(73,350)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2021 of $9.4 million resulted from cash outflows due to a net loss of $12.2 million, adjusted for $4.9 million of non-cash items, partly offset by cash outflows from changes in operating assets and liabilities of $2.0 million. Net cash used in operating activities for the three months ended March 31, 2020 of $9.4 million resulted from cash outflows due to a net loss of $12.8 million, adjusted for $3.1 million of non-cash items, partially offset by cash inflows from changes in operating assets and liabilities of $0.3 million. The decrease in net loss, net of non-cash items for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was mainly due to the increase in revenue, partly offset by higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants, timing of vendor payments, partly offset by timing of collections of accounts receivable. Cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2020 were primarily due to increased operating liabilities due to timing of payments, partly offset by increases in inventory and accounts receivable as a result of increased case volumes and growth of the business.
Cash Provided by (Used In) Investing Activities
Net cash used in investing activities in the three months ended March 31, 2021 was $7.1 million compared to net cash provided by investing activities of $3.3 million in the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 consisted of maturities of our marketable securities, net of purchases of $5.1 million and purchases of property and equipment of $2.0 million primarily related to individual components in instrument sets as we anticipate increased case volumes. Net cash provided by investing activities for the three months ended March 31, 2020 consisted of maturities of our marketable securities, net of purchases of $4.2 million, partially offset by purchases of property and equipment of $0.9 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2021 was $0.6 million compared to $63.2 million in the three months ended March 31, 2020. Cash provided by financing activities in the three months ended March 31, 2021 includes proceeds from the issuance of common stock under our stock-based incentive compensation plans of $0.6 million. This compares to the cash provided by financing activities for the three months ended March 31, 2020 which consisted of proceeds from the follow-on public offering, net of underwriting discounts, commissions and offering costs of $63.0 million and proceeds from the issuance of common stock under our stock-based incentive compensation plans of $0.2 million.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2021. There had been no material changes to these accounting policies. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
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
Recent Accounting Pronouncements
See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements not yet effective.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” we are not required to provide the information otherwise required by this Item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
As of March 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work remotely during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.
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
Risk Factor Summary
•We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability;
•Epidemic diseases, or the perception of their effects, may have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) an adverse effect on our business, financial condition, results of operations, or cash flows;
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
•We may not be able to convince physicians that iFuse is an attractive alternative to our competitors’ products and that our procedure is an attractive alternative to existing surgical and non-surgical treatments of the sacroiliac joint;
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
•We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition;
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
•If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired;

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For the three months ended March 31, 2021, we had a net loss of $12.2 million. For the years ended December 31, 2020 and 2019, we had net losses of $43.7 million and $38.4 million, respectively. As of March 31, 2021, we had an accumulated deficit of $251.5 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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
Epidemic diseases, or the perception of their effects, may have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) an adverse effect on our business, financial condition, results of operations, or cash flows.
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

To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negatively impacted hospital admission rates and the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our iFuse implants. These developments and effects are expected to continue and may also significantly affect our business across the United States and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, when vaccines or one or more therapies that mitigate the effect of the virus will be widely available in the U.S. and worldwide, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

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

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain of the risks as described in “Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q.”
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

Surgeons are reimbursed separately for their professional time and effort to perform a surgical procedure. Effective January 1, 2020, CMS increased the relative value units (RVUs) associated with the CPT code 27279 to describe minimally invasive SI joint fusion procedures, increasing total Medicare payment by 27%. Effective January 1, 2021, the average Medicare payment for the CPT code 27279 is $888. Many private payors set their payment amounts with reference to the Medicare payment, often approximately 10% to 33% higher than the Medicare payment for a procedure. For some governmental programs, such as Medicaid, coverage and reimbursement differ from state to state, and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all.

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

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. For example, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, or collectively, the Affordable Care Act, among other things, reduced and/or limited Medicare reimbursement to certain providers. Legislative changes to the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. There have been executive, legislative and judicial challenges to the Affordable Care Act. For example, the United States Supreme Court is currently reviewing the constitutionality of the Affordable Care Act, but it is unclear when a decision will be made. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by two percent through 2030. However, COVID-19 relief support legislation suspended the 2%

Medicare reductions from May 1, 2020 through March 31, 2021, which was extended through December 31, 2021. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse and choose to reimburse for procedures performed with competitive products, our market share could decline, adversely affecting our revenues.
As of March 31, 2021, 37 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. Additionally, the public hospital system in France initiated coverage for iFuse exclusively beginning September 6, 2018. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. In 2018, AIM Specialty Health, Blue Cross Blue Shield Association Evidence Street, and eviCore Healthcare published positive coverage recommendations to their constituents and payor customers, recommending that iFuse be covered exclusively. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices, allografts, and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer. If we are unable to demonstrate to potential referring health care providers of the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

We currently manufacture and sell a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition.

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
As of March 31, 2021, our U.S. sales force consisted of 75 territory sales managers and 52 clinical support specialists directly employed by us, and 44 third-party distributors. As of March 31, 2021, our international sales force consisted of 21 sales representatives directly employed by us and 37 third-party distributors, which together have had sales in 37 countries through March 31, 2021. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
If use of our products result in adverse events, this may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
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
After the impacts of the COVID-19 pandemic subside, to become profitable we must assemble our products in adequate quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:
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

The covenants in the Solar Term Loan, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. Due to uncertainties surrounding the impact of COVID-19 pandemic, there is a risk that we may not meet the minimum trailing 12-month product revenue in future period. If not waived, future defaults could cause all of the outstanding indebtedness under our Loan and Security Agreement to become immediately due and payable.

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
In the EEA, our medical devices must currently comply with the Essential Requirements set forth in Annex I to the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the Essential Requirements we must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low risk medical devices (Class I), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of a EEA country to conduct conformity assessments, known as a Notified Body. The Notified Body would typically audit and examine the medical device’s Technical File including the clinical evaluation, and the quality system for its manufacture and design, and conduct a final inspection of our medical devices before issuing a CE Certificate of Conformity demonstrating compliance with the Essential Requirements or the FDA’s Quality System Regulations (“QSR”) or the Medical Devices Directive.
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
In May 2017, the EU Medical Device Regulation, (Regulation 2017/745) was adopted as described in “Item 1. Business - Regulation - International Regulation of Our Products” in our Annual Report on Form 10-K filed with the SEC on March 10, 2021. On April 24, 2020, the European Parliament adopted legislation deferring effectiveness of the EU Medical Device Regulation until May 2021.
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

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our distributors’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in Item 1 Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 10, 2021.

Certain states also mandate implementation of corporate compliance programs, require compliance with the industry’s voluntary compliance guidelines, impose restrictions on device manufacturer marketing practices, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities, analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information during the course of clinical trials and for post-marketing safety vigilance, helping to enable surgeons and their patients to pursue claims for reimbursement for procedures using iFuse and servicing potential warranty claims. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the U.S. and regulations in the European Union (“EU”), which are described in detail in Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 10, 2021.

In June 2018, California enacted the California Consumer Privacy Act (“CCPA”). The CCPA, which became effective on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Our compliance costs and potential liability with respect to personal information may also increase in response to other states adopting and considering initiative regarding protection of personal information. In March 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which will take effect on January 1, 2023. Virginia is the second state to pass comprehensive privacy litigation. While the CDPA emulates the GDPR and the CCPA in certain respects, the laws differ and compliance with one law does not equate to compliance with the other laws.

Several other states (including Washington, New York, and Minnesota) also are considering comprehensive privacy legislation that could further complicate and increase the cost of complying with various state privacy laws. If states pass a patchwork of privacy laws, this also could increase pressure on the U.S. Congress to harmonize privacy laws through federal legislation.

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

If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds. Any of these actions would harm our reputation and cause our product sales and profitability to suffer and may prevent us from generating revenue
Our employees, independent contractors, consultants, manufacturers, and third-party distributors may engage in misconduct or other improper activities, relating to regulatory standards and requirements.
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
We currently market our products internationally and intend to expand our international marketing. International jurisdictions require separate regulatory approvals and compliance with numerous and varying regulatory requirements. For example, we intend to continue to seek domestic and international regulatory clearance to market our primary products Asia, the Middle East and other key markets. The approval procedures vary among countries and may involve requirements for substantial additional testing, and the time required to obtain approval may differ from country to country and from that required to obtain FDA clearance or approval or to obtain CE Certificates of Conformity.
Clearance or approval by the FDA or obtaining a CE Certificate of Conformity does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval, or a CE Certificate of Conformity for a medical device in the EEA, in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA clearance or approval, or a CE Certificate of Conformity in the EEA, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations, and financial condition could be adversely affected.
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
Initiating and completing clinical trials necessary to support a De Novo 510(k) or PMA application for our possible future products or to support a conformity assessment procedure for a new CE Certificate of Conformity would be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product, or new indication for use, we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites, and the ability to comply with the inclusion and exclusion criteria for participation in the clinical trial and patient compliance. Development of sufficient and appropriate clinical protocols to demonstrate safety and effectiveness are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our Notified Body may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. For example, the COVID-19 pandemic has caused substantial delays in site initiation and patient enrollment in our SILVIA trial designed to assess the safety and efficacy of our Bedrock technique. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our Notified Body may not consider our data adequate to demonstrate safety and effectiveness. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
The results of our clinical trials may not support our product candidate claims or may result in the occurrence of adverse events.
Even if our clinical trials are completed as planned, or on a delayed basis, we cannot be certain that their results will support our product candidate claims or that the FDA, foreign authorities, or our Notified Body will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenue. It is also possible that patients enrolled in clinical trials will experience adverse events that are not currently part of the product candidate’s profile.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2021, we owned 41 issued U.S. patents and had 30 pending U.S. patent applications, and we owned 14 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in August 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of March 31, 2021, we have 15 registered trademarks in the U.S. and have filed for 21 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
There were no sales of unregistered equity securities during the three months ended March 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended March 31, 2021.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of March 31, 2021, approximately $84.0 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021

10.2*	Offer Letter Agreement, dated April 19, 2021, between the Registrant and Helen Loh

10.3*	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura

10.4	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021

10.5	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.1	4/20/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 4, 2021.

SI-BONE, Inc.

Date:	May 4, 2021	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 4, 2021	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)