Form 10-Q
period 2021-06-30
SI-BONE, Inc.
filed 2021-08-04
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 33,271,020 as of July 31, 2021.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:

•the impact the COVID-19 pandemic and governmental actions taken to combat the COVID-19 pandemic will have on us, including our operations, financial results, liquidity and capital resources, the existence and duration of state and local orders temporarily prohibiting elective procedures including procedures using our products, the ability and desire of patients and physicians to undergo and perform such procedures, the duration and any potential resurgence of the COVID-19 pandemic, and whether the COVID-19 pandemic will recur in the future;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$48,125	$53,581
Short-term investments	128,508	142,851
Accounts receivable, net of allowance for doubtful accounts of $264 and $263, respectively	11,894	13,611
Inventory	8,151	5,633
Prepaid expenses and other current assets	2,434	2,565
Total current assets	199,112	218,241
Property and equipment, net	7,868	4,527
Other non-current assets	352	374
TOTAL ASSETS	$207,332	$223,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,918	$3,271
Accrued liabilities and other	8,706	10,199
Total current liabilities	12,624	13,470
Long-term borrowings	39,630	39,455
Other long-term liabilities	880	854
TOTAL LIABILITIES	53,134	53,779

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,236,270 and 32,583,220 shares issued and outstanding, respectively	3	3
Additional paid-in capital	419,235	408,113
Accumulated other comprehensive income	460	524
Accumulated deficit	(265,500)	(239,277)
TOTAL STOCKHOLDERS’ EQUITY	154,198	169,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,332	$223,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$22,194	$14,049	$42,636	$30,870
Cost of goods sold	2,375	2,117	4,575	4,049
Gross profit	19,819	11,932	38,061	26,821
Operating expenses:
Sales and marketing	23,084	15,755	44,006	35,036
Research and development	3,149	2,165	6,104	4,255
General and administrative	6,551	4,151	12,491	9,551
Total operating expenses	32,784	22,071	62,601	48,842
Loss from operations	(12,965)	(10,139)	(24,540)	(22,021)
Interest and other income (expense), net:
Interest income	46	329	107	827
Interest expense	(1,075)	(2,683)	(2,139)	(3,914)
Other income (expense), net	13	21	349	(136)
Net loss	$(13,981)	$(12,472)	$(26,223)	$(25,244)
Other comprehensive income (loss):
Changes in foreign currency translation	35	(2)	(80)	10
Unrealized gain (loss) on marketable securities	(5)	(85)	16	136
Comprehensive loss	$(13,951)	$(12,559)	$(26,287)	$(25,098)

Net loss per share, basic and diluted	$(0.42)	$(0.44)	$(0.80)	$(0.91)

Weighted-average number of common shares used to compute basic and diluted net loss per share	32,978,914	28,492,582	32,836,040	27,872,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	3	412,753	430	(251,519)	161,667
Issuance of common stock upon exercise of stock options, net of shares withheld	140,917	—	650	—	—	650
Issuance of common stock related to employee stock purchase plan	104,861		1,566			1,566
Issuance of common stock upon vesting of restricted stock units	181,958	—	—	—	—	—
Stock-based compensation	—	—	4,257	—	—	4,257
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	35	—	35
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(13,981)	(13,981)
Balance as of June 30, 2021	33,236,270	$3	$419,235	$460	$(265,500)	$154,198

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	3	323,922	697	(208,352)	116,270
Issuance of common stock upon exercise of stock options, net of shares withheld	46,608	—	185	—	—	185
Issuance of common stock related to employee stock purchase plan	74,685	—	991	—	—	991
Issuance of common stock upon vesting of restricted stock units	85,030	—	—	—	—	—
Stock-based compensation	—	—	2,955	—	—	2,955
Vesting of early exercised stock options	—	—	26	—	—	26
Foreign currency translation	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(12,472)	(12,472)
Balance as of June 30, 2020	28,612,451	$3	$328,079	$610	$(220,824)	$107,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(26,223)	$(25,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,287	5,577
Depreciation and amortization	845	505
Bad debt expense	—	200
Accretion (amortization) of discount on marketable securities	721	(20)
Realized gain on marketable securities	—	(43)
Amortization of debt issuance costs	175	100
Loss on extinguishment of debt	—	1,534
Loss on sale and disposal of property and equipment	125	80
Changes in operating assets and liabilities:
Accounts receivable	1,746	1,287
Inventory	(2,482)	500
Prepaid expenses and other assets	157	875
Accounts payable	554	(290)
Accrued liabilities and other	(1,415)	(2,289)
Net cash used in operating activities	(17,510)	(17,228)
Cash flows from investing activities
Maturities of marketable securities	56,977	33,500
Sales of marketable securities	—	12,592
Purchases of marketable securities	(43,337)	(34,768)
Purchases of property and equipment	(4,191)	(1,264)
Net cash provided by investing activities	9,449	10,060
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	62,978
Proceeds from debt financing	—	45,297
Principal repayments of debt financing	—	(45,297)
Payments of debt issuance costs	—	(589)
Payments of prepayment penalty and lender fees	—	(843)
Proceeds from issuance of common stock under employee stock purchase plan	1,566	991
Proceeds from the exercise of stock options	1,251	359
Net cash provided by financing activities	2,817	62,896
Effect of exchange rate changes on cash and cash equivalents	(212)	6
Net (decrease) increase in cash and cash equivalents	(5,456)	55,734
Cash and cash equivalents at
Beginning of period	53,581	10,435
End of period	$48,125	$66,169
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$18	$53
Unpaid purchases of property and equipment	106	145
Unpaid debt issuance costs	—	161
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
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from utilizing the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent outbreaks and mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.

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
JOBS Act Accounting Election
As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the Company has been eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The Company has elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies. Those standards apply to companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
On June 30, 2021, the Company’s public float exceeded $700 million and as such the Company will be deemed to be a large accelerated filer under Rule 12b-2 of the Exchange Act, commencing with the Company’s Annual Report on Form 10-K for the 2021 fiscal year. The Company will retain its current filer status until the end of 2021. As a large accelerated filer, the Company will no longer qualify as an emerging growth company nor be eligible to rely on the benefits afforded to emerging growth companies under the JOBS Act.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
United States	$20,230	$13,221	$39,000	$28,518
International	1,964	828	3,636	2,352
	$22,194	$14,049	$42,636	$30,870

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recently Issued Accounting Standards Not Yet Effective
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires that lessee's recognize a right-of-use asset and a lease liability for all leases with lease terms greater than twelve months in the balance sheet. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset is an asset that represents the lessee’s right to use, or control use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the adoption date. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11, which provides clarification on the narrow aspects of the guidance and provide an additional transition method to adopt the new leases standard. The new transition method allows an entity to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, which provides clarification on implementation issues associated with adopting ASU 2016-02. The new leases standard must be adopted using a modified retrospective transition method and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In November 2019, the FASB issued ASU 2019-10, which revised the mandatory effective dates of the new leases standard. Further, due to the impact of the COVID-19, in June 2020, the FASB issued ASU 2020-05 to further defer the effective date for one year for entities in the “all other” categories. For public companies, the new guidance became effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the new guidance is now effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is still permitted for any interim or annual financial statements not yet issued. The Company expects to disclose the adoption of this standard for the fiscal year ending December 31, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements including the timing of its adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company expects that the adoption of this new standard will have a material impact on its balance sheet. The most significant impact would be the recognition of operating lease right-of-use assets and liability. The standard is not expected to have a material impact to the Company's consolidated statements of income and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. FASB issued ASU 2019-05 in May 2019, ASU 2019-08 and ASU 2019-11 in November 2019 for codification improvements of Topic 326. The new standard revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The Company is currently evaluating the impact of this standard on its consolidated financial statements but does not expect the standard will have a material impact on the Company's consolidated financial statements. The Company expects to disclose the adoption of this standard for the fiscal year ending December 31, 2021
In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this update on its consolidated financial statements. While the Company does not expect the adoption of ASU 2021-04 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently anticipate modifications to its outstanding equity-classified written call options, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

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

The table below summarizes the marketable securities:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$44,653	$—	$—	$44,653
Cash equivalents	44,653	—	—	44,653

U.S. treasury securities	84,420	11	—	84,431
Corporate bonds	11,600	1	(1)	11,600
Commercial paper	32,477	—	—	32,477
Short-term investments	128,497	12	(1)	128,508
Total marketable securities	$173,150	$12	$(1)	$173,161

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$45,948	$—	$—	$45,948
Commercial paper	1,400	—	—	1,400
Cash equivalents	47,348	—	—	47,348

U.S. treasury securities	74,779	4	(7)	74,776
Corporate bonds	8,940	4	(6)	8,938
Commercial paper	59,137	—	—	59,137
Short-term investments	142,856	8	(13)	142,851
Total marketable securities	$190,204	$8	$(13)	$190,199
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of June 30, 2021 or December 31, 2020.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$44,653	$—	$—	$44,653
U.S. treasury securities	84,431	—	—	84,431
Corporate bonds	—	11,600	—	11,600
Commercial paper	—	32,477	—	32,477
Total marketable securities	$129,084	$44,077	$—	$173,161

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$45,948	$—	$—	$45,948
U.S. treasury securities	74,776	—	—	74,776
Corporate bonds	—	8,938	—	8,938
Commercial paper	—	60,537	—	60,537
Total marketable securities	$120,724	$69,475	$—	$190,199

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of June 30, 2021 and December 31, 2020, inventory consisted entirely of finished goods.
Property and Equipment, net:

	June 30, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$9,261	$6,342
Construction in progress	2,771	1,692
Computer and office equipment	869	714
Leasehold improvements	503	503
Furniture and fixtures	231	233
	13,635	9,484
Less: Accumulated depreciation and amortization	(5,767)	(4,957)
	$7,868	$4,527

Construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company’s products that have not yet been placed into service. Depreciation expense was $0.5 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
Accrued Liabilities and Other:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and related expenses	$7,495	$9,175
Accrued professional services	459	511
Others	752	513
	$8,706	$10,199

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively. Effective April 30, 2021, the Company terminated its office lease in Mannheim, Germany, and commenced a new lease that can be terminated at any time with six months written notice to the landlord. Further, the Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2021 to 2025.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expenses charged to operations under operating leases were $0.3 million for the three months ended June 30, 2021 and 2020, and $0.6 million for the six months ended June 30, 2021 and 2020.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes aggregate future minimum lease payments under all leases as of June 30, 2021:

Year ending December 31,	(in thousands)
Remainder of 2021	$576
2022	1,091
2023	995
2024	926
2025	385
Thereafter	24
$3,997
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management and training materials with certain suppliers wherein the Company is required to provide forecasts and purchase certain amounts included in such forecasts. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $1.8 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	June 30, 2021	December 31, 2020
	(in thousands)
Principal outstanding and final fee	$41,000	$41,000
Less: Unamortized debt issuance costs	(587)	(661)
Unaccreted value of final fee	(783)	(884)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$39,630	$39,455
Classified as:
Long-term borrowings	$39,630	$39,455

In October 2017, the Company entered into a term loan with Biopharma Credit Investments IV Sub LP (“Pharmakon”) in for total loan proceeds of $40.0 million (the “Pharmakon Term Loan”). The Pharmakon Term Loan included an interest-only period for 35 months through September 2020 and then equal quarterly principal payments plus interest through December 2022. The

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Pharmakon Term Loan carried a fixed interest rate of 11.5% and allowed for early prepayment. The prepayment penalty fee was equal to the remaining interest due if prepaid within the first 30 months, a 2% penalty for months 31-48, and a 1% penalty for months 49-60. The Company paid in full and terminated the Pharmakon Term Loan in May 2020.

The outstanding debt as of June 30, 2021 and December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by the Company with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. In accordance with the Loan and Security Agreement, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2020.

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

The effective interest rate related to the Solar Term Loan was 10.6% for the three and six months ended June 30, 2021 and 11.8% and 12.0% for the three and six months ended June 30, 2020, respectively.
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
The table below summarizes the future principal and final fee payments under the Solar Term Loan as of June 30, 2021:

Year ending December 31,	(in thousands)
2021 (remaining six months)	$—
2022	—
2023	11,667
2024	20,000
2025	9,333
Total principal and final fee payments	$41,000
Subject to other customary covenants set forth in the Loan and Security Agreement with Solar, the Company is required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). The Company is not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceeds $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirements, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by the Company would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of June 30, 2021, the Company was in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact its future revenue, the Company believes that it has sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
CARES Act

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $1.0 million related to the deferral of the social security taxes of which $0.5 million is included in each accrued liabilities and other and other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	2,405,957	$8.54
Exercised	(234,892)	5.33
Canceled and forfeited	(23,170)	16.02
Outstanding as of June 30, 2021	2,147,895	8.81
As of June 30, 2021, the unrecognized compensation cost related to stock options was $2.1 million, which is expected to be recognized over a period of approximately 1.4 years.

There were no stock options granted during the three months ended June 30, 2020 and six months ended June 30, 2021. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted in the six months ended June 30, 2020:

	Six Months Ended June 30,
	2020
Weighted average grant date fair value per share	$8.37
Expected term (years)	5.5	to	7.0
Expected volatility	46.7%	to	47.2%
Risk-free interest rate	1.56%	to	1.64%
Dividend yield	—%

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of June 30, 2021 and December 31, 2020, the Company had a total of 1,945 shares and 5,836 shares of common stock, respectively, subject to repurchase under the Company's 2008 Stock Option Plan.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Restricted Stock Units
The table below summarizes restricted stock units activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,165,295	$20.07
Granted	1,000,129	29.72
Vested	(313,297)	20.14
Canceled and forfeited	(132,763)	25.51
Outstanding as of June 30, 2021	1,719,364	25.25

As of June 30, 2021, the unrecognized compensation cost related to the restricted stock units was $37.4 million, which is expected to be recognized over a period of approximately 3.1 years.
Employee Stock Purchase Plan
The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offering period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering, and provided that the offering which commenced in May 2020 be twelve months in duration and consist of two purchase periods. The current offering period under the ESPP began on May 17, 2021 and the related purchase will occur on November 15, 2021.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 104,861 shares and 74,685 shares under the ESPP, representing approximately $1.6 million and $1.0 million in employee contributions, for six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, total accumulated ESPP related employee payroll deductions amounted to $0.3 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of goods sold	$129	$85	$303	$156
Sales and marketing	2,125	1,347	4,024	2,488
Research and development	404	288	823	528
General and administrative	1,599	1,235	3,137	2,405
	$4,257	$2,955	$8,287	$5,577

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net loss	$(13,981)	$(12,472)	$(26,223)	$(25,244)

Weighted-average shares used to compute basic and diluted net loss per share	32,978,914	28,492,582	32,836,040	27,872,505

Net loss per share, basic and diluted	$(0.42)	$(0.44)	$(0.80)	$(0.91)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	2,147,895	2,652,683	2,147,895	2,652,683
Restricted stock units	1,719,364	1,333,501	1,719,364	1,333,501
Shares subject to repurchase	1,945	9,732	1,945	9,732
ESPP purchase rights	34,070	124,266	34,070	124,266
Common stock warrants	118,122	118,122	118,122	118,122
	4,021,396	4,238,304	4,021,396	4,238,304

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Related Party Transaction
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”) to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015. On April 27, 2021, Addendum No.1 to the Development Agreement was entered into by and between the Company and SeaSpine to extend certain obligations as described under the Development Agreement to a consultant of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended June 30, 2021 and 2020, the Company expensed $13,854 and $10,000, respectively, of the reimbursement charges from SeaSpine. For the six months ended June 30, 2021 and 2020, the Company expensed $23,854 and $44,000, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations. There were no outstanding liabilities to SeaSpine as of June 30, 2021 and December 31, 2020.
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

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the scropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint and treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of June 30, 2021, more than 55,000 procedures have been performed by over 2,400 surgeons in the U.S. and 36 other countries.
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

Impact of the COVID-19 Pandemic

The global COVID-19 pandemic presents significant risks to us and has impacted, and continues to impact our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors.

Access to many hospitals and other customer sites continues to be impacted by prevalence of COVID-19, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and ambulatory surgery centers have in the past suspended and may suspend or continue to suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where are customers reside. Quarantines, shelter-in-place and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain.

We took a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in operations and limited support functions worked from our Santa Clara headquarters throughout the pandemic, following appropriate hygiene and social distancing protocols. To reduce risk to our employees and families from potential exposure to COVID-19, other staff in our Santa Clara headquarters worked from home. We also restricted non-essential travel to protect the health and safety of our employees and customers. Starting June 15, 2021, we began the return to work for all headquarter personnel based upon new guidelines from the State of California. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”.

We cannot currently predict with certainty the full extent to which the COVID-19 pandemic will impact demand for our products in the future, or the impact of the COVID-19 pandemic on our supply chain or other aspects of our business, and such it could have a material adverse effect on our results of operations, financial condition and capital resources.
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
Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020, expanded the sales team in the first half of 2021 and expect to further expand it in the second half of 2021.
As of June 30, 2021, our U.S. sales force consisted of 74 territory sales managers and 59 clinical support specialists directly employed by us and 48 third-party distributors, compared to 62 territory sales managers and 54 clinical support specialists directly employed by us and 37 third-party distributors as of June 30, 2020. As of June 30, 2021, our international sales force consisted of 21 sales representatives directly employed by us and 30 third-party distributors, compared to 20 sales representatives directly employed by us and 31 third-party distributors as of June 30, 2020.
Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of June 30, 2021 and 2020, in the U.S., more than 1,700 surgeons and 1,500 surgeons, respectively, have been trained on our products and have treated at least one patient. Outside the U.S., as of June 30, 2021 and 2020, more than 700 surgeons and 600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future.

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

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in over 130 academic programs in the U.S., resulting in the training of more than 650 surgical residents and fellows since August 1, 2018.

Leverage broad coverage

We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S. With recent coverage decisions by Anthem, Inc. and Centene Corporation, over 300 million people in the U.S. have access to minimally invasive SI joint fusion. As of July 31, 2021, more than 35 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence. Further, as of July 31, 2021, an additional 21 private payors cover iFuse and other products for sacroiliac joint fusion. Anthem adopted coverage guidelines that are exclusive to our iFuse triangular titanium implants for minimally invasive SI joint fusion which begin taking effect on July 30, 2021. Anthem is the second largest private payor in the U.S. with over 40 million members. Effective July 3, 2021, Centene established positive coverage for minimally invasive SI joint fusion. Centene is a major intermediary for both government-sponsored and privately insured health care programs and covers more than 25 million members. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients.

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
The COVID-19 pandemic has reduced our expected number of cases beginning mid-March 2020. The largest impact was felt in April 2020, when revenue declined by 84% from the prior year. Given the situation, a considerable number of cases were deferred from mid-March through the end of April 2020. Starting in May 2020, case volumes began to recover as hospitals and medical centers across the U.S. and Europe resumed performance of elective surgery procedures. In the third quarter of 2020, we saw a more normalized revenue growth resulting in a 26% increase compared to the prior year. In the fourth quarter of 2020, we again began to see the deferral of elective surgeries by hospitals, surgeons, and patients in the U.S. and across Europe, resulting in only a 12% increase in revenue compared to the prior year. We continued to experience deferral of elective surgeries in January and February 2021, with a recovery starting in March 2021 with the rescheduling of previously cancelled cases. In the first quarter of 2021, we experienced revenue growth of 22% compared to the prior year. We continued to see recovery in elective procedures in the second quarter of 2021, which resulted in revenue growth of 9% compared to the first quarter of 2021. In the second quarter of 2021, we continued to experience month-to-month revenue variability driven by deferral of cases due to surgeons and patients taking advantage of economic reopening to plan vacations earlier in the summer and timing of backlog replenishment due to delay in diagnosis and use of telehealth to manage patients during previous COVID-19 surges. We continue to monitor the impacts of COVID-19 to our product sales in the U.S. and international markets.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of our implants and instrument sets. Cost of goods sold consists primarily of costs of the components of iFuse implants and instruments, instrument set depreciation, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase.
Our gross profit and gross margin are affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We anticipate operating expenses will continue to increase to support our growth. During the second quarter of 2020, we took steps to reduce variable expenses that were ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We returned to more normalized spending levels in the fourth quarter of 2020. We continue to monitor the rapidly evolving situation, but as operations return to normal levels, we intend to make investments to execute our strategic plans and operational initiatives.

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our senior sales management, direct territory sales managers, clinical support specialists and third-party distributors.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$22,194	100%	$14,049	100%	$42,636	100%	$30,870	100%
Cost of goods sold	2,375	11%	2,117	15%	4,575	11%	4,049	13%
Gross profit	19,819	89%	11,932	85%	38,061	89%	26,821	87%
Operating expenses:
Sales and marketing	23,084	104%	15,755	112%	44,006	103%	35,036	113%
Research and development	3,149	14%	2,165	15%	6,104	14%	4,255	14%
General and administrative	6,551	30%	4,151	30%	12,491	29%	9,551	31%
Total operating expenses	32,784	148%	22,071	157%	62,601	147%	48,842	158%
Loss from operations	(12,965)	(59)%	(10,139)	(72)%	(24,540)	(58)%	(22,021)	(71)%
Interest and other income (expense), net:
Interest income	46	—%	329	2%	107	—%	827	3%
Interest expense	(1,075)	(5)%	(2,683)	(19)%	(2,139)	(5)%	(3,914)	(13)%
Other income (expense), net	13	—%	21	—%	349	1%	(136)	—%
Net loss	$(13,981)	(64)%	$(12,472)	(89)%	$(26,223)	(62)%	$(25,244)	(81)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$20,230	91%	$13,221	94%	$39,000	91%	$28,518	92%
International	1,964	9%	828	6%	3,636	9%	2,352	8%
	$22,194	100%	$14,049	100%	$42,636	100%	$30,870	100%

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$22,194	$14,049	$8,145	58%
Cost of goods sold	2,375	2,117	258	12%
Gross profit	$19,819	$11,932	$7,887	66%
Gross margin	89%	85%

Revenue. The increase in revenue for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 comprised a $7.0 million increase in our U.S. revenue and an increase of $1.1 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes and increased active surgeons due to: (a) improved U.S. reimbursement coverage and an increase in sales force, and (b) the revenue of the prior year’s corresponding quarter was significantly impacted as the offices of many health care providers were closed and certain surgeries and elective medical procedures were deferred, resulting from the social restrictions and other precautionary measures taken in response to the COVID-19 pandemic.

Gross Profit and Gross Margin. Gross profit increased $7.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, mainly driven by higher revenue. The gross margin increased to 89% for the three months ended June 30, 2021 as compared to 85% for the three months ended June 30, 2020 primarily due to certain period costs charged directly to cost of operations of $0.2 million in the second quarter of 2020 as our operations were running at suboptimal capacity due to the COVID-19 pandemic, as well as lower inventory write-downs.

Operating Expenses:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$23,084	$15,755	$7,329	47%
Research and development	3,149	2,165	984	45%
General and administrative	6,551	4,151	2,400	58%
Total operating expenses	$32,784	$22,071	$10,713	49%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to increases in employee related costs, commissions and stock-based compensation of $3.7 million driven by increased headcount and higher revenues. As COVID-19 pandemic restrictions eased, we also experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $3.6 million.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase of $0.5 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.5 million in research and development expenses primarily due to clinical study and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to an increase of $1.2 million in employee related costs and stock-based compensation driven by increased headcount, a reversal of $0.6 million accrued litigation expense in second quarter of 2020 following the final settlement of the TCPA class action lawsuit and increase of $0.6 million in professional service fees and insurance costs as we continue to grow our business.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$46	$329	$(283)	(86)%
Interest expense	(1,075)	(2,683)	1,608	(60)%
Other income (expense), net	13	21	(8)	(38)%
Total interest and other expense, net	$(1,016)	$(2,333)	$1,317	(56)%
Interest Income. The decrease in interest income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to the loss on extinguishment of the Pharmakon Term Loan of $1.5 million in the 2020 period, as well as lower interest associated with the Solar Term Loan compared to the Pharmakon Term Loan.
Other Income (Expense), Net. Other income, net decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to foreign currency fluctuations.
Comparison of the Six Months Ended June 30, 2021 and June 30, 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$42,636	$30,870	$11,766	38%
Cost of goods sold	4,575	4,049	526	13%
Gross profit	$38,061	$26,821	$11,240	42%
Gross margin	89%	87%

Revenue. The increase in revenue for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 comprised a $10.5 million increase in our U.S. revenue and an increase of $1.3 million in our international revenue, mainly due to an increase in case volumes and the impact of the COVID-19 pandemic. In March and April 2020, we saw a substantial worldwide reduction in case volumes due to the deferral of elective surgeries. Although we saw cases cancelled in January and February 2021 due to COVID-19, March case volumes benefited from an increase in rescheduled cases from November 2020 to February 2021. We also attribute case growth to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improved U.S. reimbursement coverage.

Gross Profit and Gross Margin. Gross profit increased $11.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, mainly driven by higher revenue. The gross margin increased to 89% for the six months ended June 30, 2021 as compared to 87% for the six months ended June 30, 2020 primarily due to certain period costs charged directly to cost of operations of $0.2 million in the second quarter of 2020 as our operations were running at suboptimal capacity due to the COVID-19 pandemic, as well as lower inventory write-downs.

Operating Expenses:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$44,006	$35,036	$8,970	26%
Research and development	6,104	4,255	1,849	43%
General and administrative	12,491	9,551	2,940	31%
Total operating expenses	$62,601	$48,842	$13,759	28%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to increases in employee related costs, commissions and stock-based compensation of $5.7 million driven by increased headcount and higher revenues. As COVID-19 pandemic restrictions eased, we also experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $3.2 million.
Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase of $1.0 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.8 million in research and development expenses primarily due to clinical study and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase of $2.3 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.8 million in professional service fees and insurance costs as we continue to grow our business. The public offering costs of $0.2 million associated with the sale of common stock by the selling shareholders in the first quarter of 2020 did not recur in 2021
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$107	$827	$(720)	(87)%
Interest expense	(2,139)	(3,914)	1,775	(45)%
Other income (expense), net	349	(136)	485	(357)%
Total interest and other expense, net	$(1,683)	$(3,223)	$1,540	(48)%
Interest Income. The decrease in interest income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to the loss on extinguishment of the Pharmakon Term Loan of $1.5 million during the 2021 period, as well as lower interest associated with the Solar Term Loan compared to the Pharmakon Term Loan.
Other Income (Expense), Net. Other income, net decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to foreign currency fluctuations.

Liquidity and Capital Resources
As of June 30, 2021, we had cash and marketable securities of $176.6 million compared to $196.4 million as of December 31, 2020. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of June 30, 2021 and December 31, 2020, we had $39.6 million and $39.5 million, respectively, in outstanding debt.
As of June 30, 2021, we had an accumulated deficit of $265.5 million. During the six months ended June 30, 2021, we incurred a net loss of $26.2 million. During the years ended December 31, 2020 and 2019, we incurred a net loss of $43.7 million and $38.4 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan
The outstanding debt as of June 30, 2021 and December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by us with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan to us (the “Solar Term Loan”). As of June 30, 2021 and December 31, 2020, there was no amount available that could be borrowed under the credit facility.
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

Subject to other customary covenants set forth in the Loan and Security Agreement, we are required to maintain unrestricted cash and cash equivalents based on the trailing 12-month net products revenues tested on a monthly basis as follows: (a) $15.0 million if net product revenue is less than $75.0 million; or (b) $7.5 million if net product revenue is greater than or equal to $75.0 million, but less than $100.0 million (the “minimum liquidity requirement”). We are not subject to minimum liquidity requirement when trailing twelve-month net product revenues exceed $100.0 million. Upon the occurrence of an event of default of certain customary covenants, including the minimum liquidity requirement, as specified in the Loan and Security Agreement, subject to specified cure periods, all amounts owed by us would begin to bear interest at a rate that is 5.0% above the rate effective immediately before the event of default and may be declared immediately due and payable by Solar. As of June 30, 2021, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$41,000	$—	$11,667	$29,333	$—
Interest obligations (2)	11,687	1,989	7,602	2,096	—
Operating lease obligations	3,997	576	2,086	1,311	24
Purchase obligations	1,750	1,750	—	—	—
Total	$58,434	$4,315	$21,355	$32,740	$24

(1)Represents the principal obligations and the final fee at maturities of our Solar Term Loan.
(2)Represents the future interest obligations on our Solar Term Loan estimated using the fixed interest rate of 9.40% plus LIBOR held constant as of June 30, 2021.

This compared to $59.2 million of contractual obligations as of December 31, 2020 .

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(17,510)	$(17,228)	$(282)
Investing activities	9,449	10,060	(611)
Financing activities	2,817	62,896	(60,079)
Effects of exchange rate changes on cash and cash equivalents	(212)	6	(218)
Net increase (decrease) in cash and cash equivalents	$(5,456)	$55,734	$(61,190)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2021 of $17.5 million resulted from cash outflows due to a net loss of $26.2 million, adjusted for $10.2 million of non-cash items, partly offset by cash outflows from changes in operating assets and liabilities of $1.5 million. Net cash used in operating activities for the six months ended June 30, 2020 of $17.2 million resulted from cash outflows due to a net loss of $25.2 million, adjusted for $7.9 million of non-cash items, partially offset by cash inflows from changes in operating assets and liabilities of $0.1 million. The decrease in net loss, net of non-cash items for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was mainly due to the increase in revenue, partly offset by higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants, timing of vendor payments, partly offset by timing of collections of accounts receivable. Cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2020 were primarily due to lower accounts receivable balance resulting from lower revenue and timing of collections and lower inventory mainly due to the timing of inventory build-up, partly offset by cash outflows due to decreases in operating liabilities resulting from timing of payments.

Cash Provided by Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2021 was $9.4 million compared to $10.1 million in the six months ended June 30, 2020. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of maturities of our marketable securities, net of purchases of $13.6 million, partially offset by purchases of property and equipment of $4.2 million primarily related to individual components in instrument sets as we anticipate increased case volumes. Net cash provided by investing activities for the six months ended June 30, 2020 consisted of maturities of our marketable securities, net of purchases of $11.3 million, partially offset by purchases of property and equipment of $1.3 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2021 was $2.8 million compared to $62.9 million in the six months ended June 30, 2020. Cash provided by financing activities in the six months ended June 30, 2021 includes proceeds from the issuance of common stock under our stock-based incentive compensation plans of $2.8 million. This compares to the cash provided by financing activities for the six months ended June 30, 2020 which consisted of proceeds of $63.0 million from our follow-on public offering during the first quarter of 2020, and issuance of common stock under our stock-based incentive compensation plans of $1.4 million, offset by payments associated with refinancing of our debt of $1.4 million.

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
JOBS Act Accounting Election
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, are not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Beginning in 2022 we will no longer be an emerging growth company and therefore will no longer be able to avail ourselves of this exemption.
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
As of June 30, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work remotely during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various claims, complaints, investigations and legal actions that arise from time to time in the normal course of business, including commercial and employment matters. There are no matters pending that we currently believe are material. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition or results of operations.

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
•If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline;
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
We have incurred net losses since our inception in 2008. For the six months ended June 30, 2021, we had a net loss of $26.2 million. For the years ended December 31, 2020 and 2019, we had net losses of $43.7 million and $38.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $265.5 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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

To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negatively impacted hospital admission rates and the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our iFuse implants. These developments and effects are expected to continue and may also significantly affect our business across the United States and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, the effectiveness of vaccines or one or more therapies that mitigate the effect of the virus, the availability of vaccines and the vaccination rates in the U.S. and worldwide, the emergence of variants of the COVID-19 virus, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

Existing travel restrictions, and the risk that countries may continue to close borders, impose prolonged quarantines, and further restrict travel, limit our ability to reach surgeons with our goal of increasing surgeon activity by providing education and support.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increase risk of customer defaults or delays in payments. These market disruptions could impair our ability to raise capital, should our business experience a prolonged period of reduced revenue requiring additional capital to sustain the business. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the long-term impacts on our operations and financial results.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain of the risks as described in this “Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q.”

If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, surgeons, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. When an iFuse procedure is performed, both the surgeon and the healthcare facility, either a hospital or ambulatory surgical center, submit claims for reimbursement to the healthcare payor. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if reimbursement levels are insufficient to support use of our products by healthcare facilities or to compensate surgeons for their time spent diagnosing patients and performing procedures using our products.

While all Medicare Administrative Contractors are regularly reimbursing for minimally invasive sacroiliac joint fusion, some private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by the Centers for Medicare & Medicaid Services (“CMS”) or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products.

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

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by two percent through 2030. However, COVID-19 relief support legislation suspended the 2% Medicare reductions from May 1, 2020 through March 31, 2021, which was extended through December 31, 2021. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

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
As of June 30, 2021, more than 35 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Consolidation in the healthcare industry, including both third-party payors and healthcare providers, could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, results of operations, or financial condition. Because healthcare costs have risen significantly over the past several years, numerous initiatives and reforms initiated by legislators, regulators, and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage, and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products, and adversely impact our business, results of operations, or financial condition. As we continue to expand into international markets, we will face similar risks relating to adverse changes in coverage and reimbursement procedures and policies in those markets. Physician-owned distributorships (“POD”) are medical device distributors that are owned, directly or indirectly, by physicians. These physicians profit from selling or arranging the sale of medical devices for use in procedures they perform on their own patients at hospitals that purchase the devices from the POD. We do not engage with PODs. The proliferation of PODs could result in increased pricing pressure on our products or harm our ability to sell our products to physicians who own or are affiliated with those distributorships and therefore choose to use competing products.

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

The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown from zero to more than 20 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage. In addition, if these competitors use technology, contracts, or intellectual property measures to limit or eliminate the compatibility of their surgical imaging, navigation and robotic systems with our products, sales of our products could decline or fail to grow, which could adversely affect our business and results of operations.

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
As of June 30, 2021, our U.S. sales force consisted of 74 territory sales managers and 59 clinical support specialists directly employed by us, and 48 third-party distributors. As of June 30, 2021, our international sales force consisted of 21 sales representatives directly employed by us and 30 third-party distributors, which together have had sales in 37 countries through June 30, 2021. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

We introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. These reports could have a negative effect on sales of iFuse Bone.
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
•    delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;
•    large-scale epidemics of communicable diseases such as COVID-19;
•    supply chain disruptions, including those caused by material and labor supply shortages in the wake of COVID-19;
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

In addition, future growth could strain the ability of our suppliers to deliver products, materials, and components. Suppliers often experience difficulties in scaling up production, including financial issues, or problems with production yields and quality control and assurance. For example, from time to time, we have experienced certain delays and may experience delays from our suppliers in the future.
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
•    we or our third-party manufacturers and suppliers may lose access to critical services and components, or experience significant delays in obtaining them, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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
In order to increase our market share in the sacroiliac joint fusion and related markets, we must enhance and broaden our product offerings in response to customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain domestic and international regulatory clearances or approvals, or CE Certificates of Conformity for, or market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products.

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

Healthcare providers, distributors and third-party payors play a primary role in the distribution, recommendation, ordering, and purchasing of any implant or other medical device for which we have or obtain marketing clearance or approval. Through our arrangements with customers and third-party payors, we are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, or third-party distributors may engage in fraudulent or other illegal activity. Misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete, and accurate reporting of financial information or data, other commercial or regulatory laws or requirements, and equivalent foreign rules. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and government authorities may conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance despite our good faith efforts to comply.

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

Certain states also have enacted analogous state and foreign law equivalents of each of the above federal laws and certain states may also mandate implementation of corporate compliance programs, require compliance with the industry’s voluntary compliance guidelines, impose restrictions on device manufacturer marketing practices, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. Many of these state laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We have entered into consulting agreements and royalty agreements with physicians and healthcare executives, including some who are customers. We also engage in co-marketing arrangements with certain surgeons who use our products. In addition, prior to our IPO, a small number of our current customer surgeons acquired from us less than 1.0% of our current outstanding common stock, which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured to comply with applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties and criminal, civil and administrative liability. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with surgeons who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.

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
In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information for billing, reimbursement support, marketing purposes, post-marketing safety vigilance, servicing potential warranty claims and during the course of clinical trials. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the U.S. and regulations in the European Union (“EU”), which are described in detail in Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 10, 2021.

The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Our compliance costs and potential liability with respect to personal information may also increase in response to other states adopting and considering initiative regarding protection of personal information. In March 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which will take effect on January 1, 2023. Virginia is the second state to pass comprehensive privacy litigation. Colorado passed the Colorado Privacy Act (“CPA”) on July 7, 2021 with enforcement to begin on July 1, 2023. While the CDPA and CPA emulate the GDPR and the CCPA in certain respects, the laws differ and compliance with one law does not equate to compliance with the other laws. Several other states (including Washington, New York, and Minnesota) also are considering comprehensive privacy legislation that could further complicate and increase the cost of complying with various state privacy laws. If states pass a patchwork of privacy laws, this also could increase pressure on the U.S. Congress to harmonize privacy laws through federal legislation.

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
For any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity, the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product will be subject to continued regulatory review, oversight and periodic inspections by the FDA, our Notified Body and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations (“QSR”) and International Standards Organization (“ISO”) regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity.
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
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, and third-party distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA or a similar authority in such other country, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In the EEA, we must report serious incidents and field safety corrective actions through the Commission’s electronic system on vigilance and post-market surveillance, which reports are transmitted to the competent authority of the Member State in which the incident occurred.
If we fail to report these events to the FDA or applicable authority in another country within the required timeframes, or at all, FDA, or the applicable authority in the other country could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in voluntary or involuntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.

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

From time to time, Congress introduces legislation that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Moreover, the new Medical Device Regulation entered into application on May 26, 2021. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.

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

Another example can be found in the EEA. The Medical Devices Regulation (“MDR”) entered into application on May 26, 2021. MDR introduced substantial changes to the obligations with which medical device manufacturers must comply in the EEA. Examples of the changes which will be introduced by these regulations include the following:
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
•    authorized representatives held legally responsible and liable for defective products placed on the EU market;
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
The Medical Device Regulation also substantially impacts clinical investigations of medical devices. Among other things, it imposes specific obligations concerning incapacitated subjects, minors, pregnant or breastfeeding women and clinical investigations in emergency situations. In addition to detailed provisions concerning the authorization and conduct of clinical investigations, the Regulation imposes on non-EU sponsors a responsibility to appoint a legal representative established in the EU and an obligation on EU Member States to ensure that systems for compensation for any damage suffered by a subject resulting from participation in a clinical investigation conducted on their territory are in place and places on sponsors and investigators the obligation to ensure they make use of these systems.

Transition from the regulation of our products under the Medical Device Directive, and implementing legislation in each EU Member State, to regulation under the Medical Devices Regulation has required and will continue to require a substantial transition effort by us. In addition, detail as to how certain aspects of the Medical Devices Regulation will be applied remains unclear. Failure to update our quality system and regulatory documentation could delay our transition to compliance with the Medical Devices Regulation and delay or prevent us from obtaining new CE Certificates of Conformity under the Regulation. Transition from compliance with the Medical Device Directive to the Medical Devices Regulation could result in disruption to our business in the EEA which could adversely affect our business, results of operation and financial condition.

In addition, any changes to the membership of the European Union, such as the departure of the United Kingdom from the EU, may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries. For example, pursuant to guidance issued by the UK Government as a result of the UK formally withdrawing from the European Union, the Medicines and Healthcare products Regulatory Agency (“MHRA”) became the standalone medicines and medical devices regulator for the UK as of January 1, 2021. A new mark referred to as “UKCA” (UK Conformity Assessed) has also been introduced and will replace the CE conformity mark. Although CE conformity marketing and certificates issued by Notified Bodies will continue to be recognized in the UK through June 2023, all medical devices must be registered with the MHRA as of January 1, 2021. Complying with this new regulatory framework will require us to invest in additional resources and could be expensive, time-consuming and disruptive to our existing operations in the UK.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2021, we owned 41 issued U.S. patents and had 31 pending U.S. patent applications, and we owned 14 issued foreign patents and had 6 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of June 30, 2021, we have 14 registered trademarks in the U.S. and have filed for 19 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
There were no sales of unregistered equity securities during the three months ended June 30, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended June 30, 2021.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of June 30, 2021, approximately $94.4 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021

10.2	Offer Letter Agreement, dated April 19, 2021, between the Registrant and Helen Loh	10-Q	001-38701	10.2	5/4/2021

10.3	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.2	4/20/2021
10.4*+	Amended and Restated Manufacturing, Quality and Supply Agreement, dated June 11, 2021, between the Registrant and rms Company
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

+ Certain information in this document is omitted because it is both (i) not material and (ii) is the type of information that SI-BONE, Inc. treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 4, 2021.

SI-BONE, Inc.

Date:	August 4, 2021	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 4, 2021	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)