Form 10-Q
period 2021-09-30
SI-BONE, Inc.
filed 2021-11-09
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 33,489,778 as of October 31, 2021.

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
•our ability to source products and materials included in our surgical systems at prices and on the basis of lead times required to grow and sustain our business;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$59,863	$53,581
Short-term investments	100,988	142,851
Accounts receivable, net of allowance for doubtful accounts of $264 and $263, respectively	12,617	13,611
Inventory	10,246	5,633
Prepaid expenses and other current assets	1,934	2,565
Total current assets	185,648	218,241
Property and equipment, net	7,913	4,527
Other non-current assets	405	374
TOTAL ASSETS	$193,966	$223,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,139	$3,271
Accrued liabilities and other	10,425	10,199
Total current liabilities	14,564	13,470
Long-term borrowings	34,922	39,455
Other long-term liabilities	862	854
TOTAL LIABILITIES	50,348	53,779

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,450,995 and 32,583,220 shares issued and outstanding, respectively	3	3
Additional paid-in capital	424,561	408,113
Accumulated other comprehensive income	426	524
Accumulated deficit	(281,372)	(239,277)
TOTAL STOCKHOLDERS’ EQUITY	143,618	169,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,966	$223,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$22,286	$20,373	$64,922	$51,243
Cost of goods sold	2,478	2,578	7,053	6,627
Gross profit	19,808	17,795	57,869	44,616
Operating expenses:
Sales and marketing	23,525	18,772	67,531	53,808
Research and development	3,288	2,778	9,392	7,033
General and administrative	6,194	4,920	18,685	14,471
Total operating expenses	33,007	26,470	95,608	75,312
Loss from operations	(13,199)	(8,675)	(37,739)	(30,696)
Interest and other income (expense), net:
Interest income	44	192	151	1,019
Interest expense	(2,658)	(1,102)	(4,797)	(5,016)
Other income (expense), net	(59)	111	290	(25)
Net loss	$(15,872)	$(9,474)	$(42,095)	$(34,718)
Other comprehensive income (loss):
Changes in foreign currency translation	(23)	(33)	(103)	(23)
Unrealized gain (loss) on marketable securities	(11)	(147)	5	(11)
Comprehensive loss	$(15,906)	$(9,654)	$(42,193)	$(34,752)

Net loss per share, basic and diluted	$(0.48)	$(0.33)	$(1.28)	$(1.23)

Weighted-average number of common shares used to compute basic and diluted net loss per share	33,340,093	28,713,418	33,005,904	28,155,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	3	412,753	430	(251,519)	161,667
Issuance of common stock upon exercise of stock options, net of shares withheld	140,917	—	650	—	—	650
Issuance of common stock related to employee stock purchase plan	104,861		1,566			1,566
Issuance of common stock upon vesting of restricted stock units	181,958	—	—	—	—	—
Stock-based compensation	—	—	4,257	—	—	4,257
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	35	—	35
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(13,981)	(13,981)
Balance as of June 30, 2021	33,236,270	3	419,235	460	(265,500)	154,198
Issuance of common stock upon exercise of stock options, net of shares withheld	82,109	—	1,076	—	—	1,076
Issuance of common stock upon vesting of restricted stock units	132,616	—	—	—	—	—
Stock-based compensation	—	—	4,241	—	—	4,241
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(23)	—	(23)
Unrealized gain of marketable securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(15,872)	(15,872)
Balance as of September 30, 2021	33,450,995	$3	$424,561	$426	$(281,372)	$143,618

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2019	25,163,803	3	258,121	464	(195,580)	63,008
Issuance of common stock from public offering, net of underwriting discounts, commissions and offering costs	3,135,053	—	62,978	—	—	62,978
Issuance of common stock upon exercise of stock options, net of shares withheld	43,334	—	174	—	—	174
Issuance of common stock upon vesting of restricted stock units	63,938	—	—	—	—	—
Stock-based compensation	—	—	2,622	—	—	2,622
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	12	—	12
Net unrealized gain on marketable securities	—	—	—	221	—	221
Net loss	—	—	—	—	(12,772)	(12,772)
Balance as of March 31, 2020	28,406,128	3	323,922	697	(208,352)	116,270
Issuance of common stock upon exercise of stock options, net of shares withheld	46,608	—	185	—	—	185
Issuance of common stock related to employee stock purchase plan	74,685	—	991	—	—	991
Issuance of common stock upon vesting of restricted stock units	85,030	—	—	—	—	—
Stock-based compensation	—	—	2,955	—	—	2,955
Vesting of early exercised stock options	—	—	26	—	—	26
Foreign currency translation	—	—	—	(2)	—	(2)
Net unrealized loss on marketable securities	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(12,472)	(12,472)
Balance as of June 30, 2020	28,612,451	3	328,079	610	(220,824)	107,868
Issuance of common stock upon exercise of stock options, net of shares withheld	137,392	—	628	—	—	628
Issuance of common stock upon vesting of restricted stock units	88,734	—	—	—	—	—
Stock-based compensation	—	—	3,180	—	—	3,180
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(33)	—	(33)
Net unrealized loss on marketable securities	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(9,474)	(9,474)
Balance as of September 30, 2020	28,838,577	$3	$331,896	$430	$(230,298)	$102,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(42,095)	$(34,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,528	8,757
Depreciation and amortization	1,436	786
Bad debt expense	—	235
Accretion (amortization) of discount on marketable securities	1,056	(16)
Realized gain on marketable securities	—	(43)
Amortization of debt issuance costs	234	204
Loss on extinguishment of debt	1,848	1,534
Loss on sale and disposal of property and equipment	304	248
Changes in operating assets and liabilities:
Accounts receivable	1,060	63
Inventory	(4,545)	337
Prepaid expenses and other assets	610	1,489
Accounts payable	425	416
Accrued liabilities and other	320	(2,072)
Net cash used in operating activities	(26,819)	(22,780)
Cash flows from investing activities
Maturities of marketable securities	107,494	63,200
Sales of marketable securities	—	12,592
Purchases of marketable securities	(66,678)	(69,145)
Purchases of property and equipment	(4,614)	(1,744)
Net cash provided by investing activities	36,202	4,903
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	62,978
Proceeds from debt financing	35,000	45,297
Repayments of debt financing	(41,000)	(45,297)
Payments of debt issuance costs	(111)	(750)
Payments of prepayment penalty and lender fees	(508)	(843)
Proceeds from issuance of common stock under employee stock purchase plan	1,566	991
Proceeds from the exercise of stock options	2,327	987
Net cash provided by (used in) financing activities	(2,726)	63,363
Effect of exchange rate changes on cash and cash equivalents	(375)	75
Net increase in cash and cash equivalents	6,282	45,561
Cash and cash equivalents at
Beginning of period	53,581	10,435
End of period	$59,863	$55,996
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$27	$62
Unpaid purchases of property and equipment	474	256
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
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures involving the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent outbreaks and mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. While the Company has not experienced material disruptions to its supply chain to date, certain of its third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, primarily related to the instruments. As a result, the Company is continuing to work closely with its manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
United States	$20,392	$18,924	$59,391	$47,442
International	1,894	1,449	5,531	3,801
	$22,286	$20,373	$64,922	$51,243

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

The table below summarizes the marketable securities:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$54,218	$—	$—	$54,218
Cash equivalents	54,218	—	—	54,218

U.S. treasury securities	52,140	3	—	52,143
Corporate bonds	15,373	—	(3)	15,370
Commercial paper	33,475	—	—	33,475
Short-term investments	100,988	3	(3)	100,988
Total marketable securities	$155,206	$3	$(3)	$155,206

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$45,948	$—	$—	$45,948
Commercial paper	1,400	—	—	1,400
Cash equivalents	47,348	—	—	47,348

U.S. treasury securities	74,779	4	(7)	74,776
Corporate bonds	8,940	4	(6)	8,938
Commercial paper	59,137	—	—	59,137
Short-term investments	142,856	8	(13)	142,851
Total marketable securities	$190,204	$8	$(13)	$190,199
Unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The Company evaluates its investments to assess whether those in unrealized loss positions are other-than-temporarily impaired. The Company considers impairments to be other-than-temporary if it is related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of their cost basis. The Company did not identify any of its marketable securities as other-than-temporarily impaired as of September 30, 2021 or December 31, 2020.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$54,218	$—	$—	$54,218
U.S. treasury securities	52,143	—	—	52,143
Corporate bonds	—	15,370	—	15,370
Commercial paper	—	33,475	—	33,475
Total marketable securities	$106,361	$48,845	$—	$155,206

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$45,948	$—	$—	$45,948
U.S. treasury securities	74,776	—	—	74,776
Corporate bonds	—	8,938	—	8,938
Commercial paper	—	60,537	—	60,537
Total marketable securities	$120,724	$69,475	$—	$190,199

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of September 30, 2021 and December 31, 2020, inventory consisted entirely of finished goods.
Property and Equipment, net:

	September 30, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$9,650	$6,342
Construction in progress	2,906	1,692
Computer and office equipment	878	714
Leasehold improvements	503	503
Furniture and fixtures	310	233
	14,247	9,484
Less: Accumulated depreciation and amortization	(6,334)	(4,957)
	$7,913	$4,527

Construction in progress consists of cost of individual components of a custom instrument set used for surgical placement of the Company’s products that have not yet been placed into service of $2.8 million and construction costs related to the new lease in Santa Clara of $0.1 million. Depreciation expense was $0.6 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Accrued Liabilities and Other:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and related expenses	$8,501	$9,175
Accrued professional services	719	511
Others	1,205	513
	$10,425	$10,199

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively. Effective April 30, 2021, the Company terminated its office lease in Mannheim, Germany, and commenced a new lease that can be terminated at any time with six months written notice to the landlord. Further, the Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2021 to 2025. In August 2021, the Company signed a new lease for 19,534 square feet of research and development and warehouse space in Santa Clara, California. The term of the new lease will commence on November 1, 2021 and will terminate on October 31, 2026, with an option to renew for one additional three year term.
Rent expense is recorded over the lease terms on a straight-line basis. Rent expenses charged to operations under operating leases were $0.3 million for the three months ended September 30, 2021 and 2020, and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes aggregate future minimum lease payments under all leases as of September 30, 2021:

Year ending December 31,	(in thousands)
Remainder of 2021	$378
2022	1,641
2023	1,559
2024	1,510
2025	987
Thereafter	540
$6,615
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management and training materials with certain suppliers wherein the Company is required to provide forecasts and purchase certain amounts included in such forecasts. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $1.3 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan described below, as of the dates presented:

	September 30, 2021	December 31, 2020
	(in thousands)
Principal outstanding and final fee	$35,700	$41,000
Less: Unamortized debt issuance costs	(107)	(661)
Unaccreted value of final fee	(671)	(884)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$34,922	$39,455
Classified as:
Long-term borrowings	$34,922	$39,455

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

The outstanding debt as of December 31, 2020 is related to a term loan pursuant to the Loan and Security Agreement dated May 29, 2020, entered into by the Company with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). The total debt issuance costs of $0.8 million associated with the Solar Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. In accordance with the Loan and Security Agreement with Solar, the Company paid in full and terminated the Pharmakon Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs of $0.7 million and the prepayment penalty and lender fees of $0.8 million related to Pharmakon Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2020. The Solar Term Loan bore interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan included an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through June 1, 2025. Pursuant to the Loan and Security Agreement with Solar, the Company could voluntarily prepay the Solar Term Loan, in full or in part, but only in increments of $10.0 million, for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. The Solar Term Loan was secured by substantially all of the Company’s assets. The Company was also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan, which was fully earned by Solar on the effective date of the Loan and Security Agreement with Solar. With respect to the Solar Term Loan, this final fee shall be due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance or (iii) its full prepayment, refinancing, substitution or replacement. The final fee was included within the long-term borrowings and was accreted to interest expense using straight-line method over the life of the term loan. The Company paid in full and terminated the Solar Term Loan in August 2021.

The outstanding debt as of September 30, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, the Company will be required to make monthly principal amortization payments. The Company may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and —% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all the Company's assets other than the Company's intellectual property. The Company is also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

The effective interest rate related to the SVB Term Loan and Solar Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Solar Term Loan) was 8.5% for both the three and nine months ended September 30, 2021. The effective interest rate related to the Solar Term Loan and Pharmakon Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Pharmakon Term Loan) was 10.8% and 11.6% for the three and nine months ended September 30, 2020, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the future principal and final fee payments under the SVB Term Loan as of September 30, 2021:

Year ending December 31,	(in thousands)
2021 (remaining three months)	$—
2022	—
2023	7,292
2024	17,500
2025	10,908
Total principal and final fee payments	$35,700
The Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2021, the Company was in compliance with all debt covenants.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $1.0 million related to the deferral of the social security taxes of which $0.5 million is included in each accrued liabilities and other and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2020	2,405,957	$8.54
Exercised	(317,001)	7.34
Canceled and forfeited	(25,217)	15.78
Outstanding as of September 30, 2021	2,063,739	10.00
As of September 30, 2021, the unrecognized compensation cost related to stock options was $1.7 million, which is expected to be recognized over a period of approximately 1.2 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the three months ended September 30, 2020 and nine months ended September 30, 2021. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted in the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2020
Weighted average grant date fair value per share	$8.37
Expected term (years)	5.5	to	7.0
Expected volatility	46.7%	to	47.2%
Risk-free interest rate	1.56%	to	1.64%
Dividend yield	—%

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of September 30, 2021, the Company had no shares subject to repurchase. As of December 31, 2020, the Company had a total of 5,836 shares of common stock subject to repurchase under the 2008 Stock Option Plan.
Restricted Stock Units
The table below summarizes restricted stock units activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,165,295	$20.07
Granted	1,049,699	29.56
Vested	(445,913)	21.19
Canceled and forfeited	(171,872)	24.84
Outstanding as of September 30, 2021	1,597,209	25.48

As of September 30, 2021, the unrecognized compensation cost related to the restricted stock units was $34.4 million, which is expected to be recognized over a period of approximately 2.9 years.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 104,861 shares and 74,685 shares under the ESPP, representing approximately $1.6 million and $1.0 million in employee contributions, for nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, total accumulated ESPP related employee payroll deductions amounted to $0.7 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of goods sold	$128	$87	$432	$243
Sales and marketing	2,153	1,488	6,177	3,976
Research and development	434	299	1,257	827
General and administrative	1,526	1,306	4,662	3,711
	$4,241	$3,180	$12,528	$8,757

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Net loss	$(15,872)	$(9,474)	$(42,095)	$(34,718)

Weighted-average shares used to compute basic and diluted net loss per share	33,340,093	28,713,418	33,005,904	28,155,561

Net loss per share, basic and diluted	$(0.48)	$(0.33)	$(1.28)	$(1.23)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	2,063,739	2,504,349	2,063,739	2,504,349
Restricted stock units	1,597,209	1,250,173	1,597,209	1,250,173
Shares subject to repurchase	—	7,784	—	7,784
ESPP purchase rights	34,070	138,950	34,070	138,950
Common stock warrants	118,122	118,122	118,122	118,122
	3,813,140	4,019,378	3,813,140	4,019,378

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended September 30, 2021 and 2020, the Company expensed $5,000 and $40,000, respectively, of the reimbursement charges from SeaSpine. For the nine months ended September 30, 2021 and 2020, the Company expensed $29,000 and $86,000, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations. There were no outstanding liabilities to SeaSpine as of September 30, 2021 and December 31, 2020.
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

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the scropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to fuse the sacroiliac joint and treat sacroiliac joint dysfunction, which often causes severe lower back pain. Since we introduced iFuse in 2009, as of September 30, 2021, more than 60,000 procedures have been performed by over 2,500 surgeons in the U.S. and 36 other countries.
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

Access to many hospitals and other customer sites continues to be impacted by prevalence of COVID-19, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and ambulatory surgery centers have in the past suspended and may suspend or continue to suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers reside. Quarantines, shelter-in-place, elective procedure moratoria and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. Resurgence of the COVID-19 pandemic driven by the Delta variant negatively impacted our revenues for the three months ended September 30, 2021, as evidenced by increased case cancellations attributed to COVID-19 recorded in August 2021 and September 2021.

We took a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in operations and limited support functions worked from our Santa Clara headquarters throughout the pandemic, following appropriate hygiene and social distancing protocols. To reduce risk to our employees and families from potential exposure to COVID-19, other staff in our Santa Clara headquarters worked from home. We also restricted non-essential travel to protect the health and safety of our employees and customers. Starting June 15, 2021, we began the return to work for many of our headquarter-based personnel based upon new guidelines from the State of California. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

While we have not experienced material disruptions to our supply chain to date, certain of our third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, primarily related to our instruments. As a result, we are continuing to work closely with our manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable us to source key components and maintain appropriate inventory levels to meet customer demand.

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors”.

We cannot currently predict with certainty the full extent to which the COVID-19 pandemic will impact demand for our products in the future, or the impact of the COVID-19 pandemic on our supply chain or other aspects of our business. Accordingly, the COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition and capital resources.
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
Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to the recovery that follows the pandemic. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020, expanded the sales team in the first nine months of 2021 and expect to further expand it in the remainder of 2021.
As of September 30, 2021, our U.S. sales force consisted of 78 territory sales managers and 57 clinical support specialists directly employed by us and 53 third-party distributors, compared to 59 territory sales managers and 57 clinical support specialists directly employed by us and 39 third-party distributors as of September 30, 2020. As of September 30, 2021, our international sales force consisted of 20 sales representatives directly employed by us and 33 third-party distributors, compared to 20 sales representatives directly employed by us and 31 third-party distributors as of September 30, 2020.

Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of September 30, 2021 and 2020, in the U.S., more than 1,700 surgeons and 1,500 surgeons, respectively, have been trained on our products and have treated at least one patient. Outside the U.S., as of September 30, 2021 and 2020, more than 700 surgeons and 600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future.

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

Launch new products

Our Bedrock technique is used in the treatment of adult spinal deformity. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique utilizes our proprietary iFuse Implants, with one implant placed across each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique differs from our traditional iFuse procedure, whereby three iFuse Implants are placed across one sacroiliac joint via a lateral transarticular approach through the ilium and into the sacrum. The Bedrock technique is performed to increase stability at the base of a long construct. Biomechanical testing has shown that iFuse Implants placed in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. We received CE mark clearance for the promotion of the Bedrock technique in Europe in November 2019 and we launched the promotion of this technique in select European markets in December 2019.

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

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in approximately 150 academic programs in the U.S., resulting in the training of approximately 800 surgical residents and fellows since August 1, 2018.

Leverage broad coverage

We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S.

As of September 30, 2021, substantially all U.S. payors reimburse for iFuse. As of September 30, 2021, over 35 U.S. payors have issued positive coverage policies exclusive to iFuse for sacroiliac joint fusion because of the clinical evidence.

Effective July 3, 2021, Centene established positive coverage for minimally invasive SI joint fusion. Centene is a major intermediary for both government-sponsored and privately insured health care programs and covers more than 25 million members. Anthem adopted coverage guidelines that are exclusive to our iFuse triangular titanium implants for minimally invasive SI joint fusion which begin taking effect on July 30, 2021. Anthem is the second largest private payor in the U.S. with over 40 million members. Effective October 1, 2021, UnitedHealthcare has changed its minimally invasive SI joint fusion policy from covering all devices to covering exclusively our triangular iFuse Implants. UnitedHealthcare is the largest commercial payor in the U.S. with over 45 million members. With this updated policy, UnitedHealthcare joins more than 35 other health plans that collectively cover approximately 160 million insured, requiring the use of the iFuse Implant System for minimally invasive SI joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients. With recent payor decisions, over 300 million people in the U.S. now have access to minimally invasive SI joint fusion, representing nearly universal coverage of the procedure.

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
Starting March 2020, the impact of COVID-19 pandemic on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures.
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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, as well as certain commission guarantees paid to our senior sales management, direct territory sales managers, clinical support specialists and third-party distributors.

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

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs and accretion of final fees on our Solar Term Loan.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$22,286	100%	$20,373	100%	$64,922	100%	$51,243	100%
Cost of goods sold	2,478	11%	2,578	13%	7,053	11%	6,627	13%
Gross profit	19,808	89%	17,795	87%	57,869	89%	44,616	87%
Operating expenses:
Sales and marketing	23,525	106%	18,772	92%	67,531	104%	53,808	105%
Research and development	3,288	15%	2,778	14%	9,392	14%	7,033	14%
General and administrative	6,194	28%	4,920	24%	18,685	29%	14,471	28%
Total operating expenses	33,007	149%	26,470	130%	95,608	147%	75,312	147%
Loss from operations	(13,199)	(60)%	(8,675)	(43)%	(37,739)	(58)%	(30,696)	(60)%
Interest and other income (expense), net:
Interest income	44	—%	192	1%	151	—%	1,019	2%
Interest expense	(2,658)	(12)%	(1,102)	(5)%	(4,797)	(7)%	(5,016)	(10)%
Other income (expense), net	(59)	—%	111	1%	290	—%	(25)	—%
Net loss	$(15,872)	(72)%	$(9,474)	(46)%	$(42,095)	(65)%	$(34,718)	(68)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. No single country outside the U.S. accounts for more than 10% of the total revenue during the periods presented. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$20,392	92%	$18,924	93%	$59,391	91%	$47,442	93%
International	1,894	8%	1,449	7%	5,531	9%	3,801	7%
	$22,286	100%	$20,373	100%	$64,922	100%	$51,243	100%

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$22,286	$20,373	$1,913	9%
Cost of goods sold	2,478	2,578	(100)	(4)%
Gross profit	$19,808	$17,795	$2,013	11%
Gross margin	89%	87%

Revenue. The increase in revenue for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 comprised a $1.5 million increase in our U.S. revenue and an increase of $0.4 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes and increased active surgeons, partially offset by lower average selling prices in the U.S. We believe that revenues for the three months ended September 30, 2021 were impacted by the resurgence in the pandemic due to the Delta variant based upon recorded case deferrals, which impacted case volumes in August 2021 and September 2021. Conversely, we believe that revenue for the three months ended September 30, 2020 may have benefited from rescheduled case procedures from prior period deferrals due to COVID-19.

Gross Profit and Gross Margin. Gross profit increased $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, mainly driven by higher revenue. The gross margin increased to 89% for the three months ended September 30, 2021 as compared to 87% for the three months ended September 30, 2020 primarily due to lower inventory write-downs.

Operating Expenses:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$23,525	$18,772	$4,753	25%
Research and development	3,288	2,778	510	18%
General and administrative	6,194	4,920	1,274	26%
Total operating expenses	$33,007	$26,470	$6,537	25%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to increases in employee related costs, commissions and stock-based compensation of $2.0 million driven by increased headcount and higher revenues, higher consulting fees of $0.5 million associated with more surgeon training programs and surgeon consulting fees. As COVID-19 pandemic restrictions eased, we also experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $2.2 million.
Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase of $0.3 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.2 million due to clinical study and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to an increase of $0.8 million in employee related costs and stock-based compensation driven by increased headcount, and an increase of $0.7 million in consulting, accounting and audit fees associated with SOX compliance requirements, partially offset by a decrease of $0.2 million related to the allocation of facilities and other related costs.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$44	$192	$(148)	(77)%
Interest expense	(2,658)	(1,102)	(1,556)	141%
Other income (expense), net	(59)	111	(170)	(153)%
Total interest and other expense, net	$(2,673)	$(799)	$(1,874)	235%
Interest Income. The decrease in interest income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The increase in interest expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to the loss on extinguishment of the Solar Term Loan of $1.8 million in the current period, partly offset by lower interest associated with the SVB Term Loan compared to the Solar Term Loan.
Other Income (Expense), Net. Other income, net decreased for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to foreign currency fluctuations.
Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$64,922	$51,243	$13,679	27%
Cost of goods sold	7,053	6,627	426	6%
Gross profit	$57,869	$44,616	$13,253	30%
Gross margin	89%	87%

Revenue. The increase in revenue for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 comprised an $11.9 million increase in our U.S. revenue and an increase of $1.7 million in our international revenue, mainly due to an increase in case volumes and the impact of the COVID-19 pandemic. In March and April 2020, we saw a substantial worldwide reduction in case volumes due to the deferral of elective surgeries, which we believe to a certain extent were rescheduled and completed in the third quarter of 2020. Although we saw cases cancelled in January and February 2021 due to COVID-19, March case volumes benefited from an increase in rescheduled cases from November 2020 to February 2021. Revenue for the third quarter of 2021 was impacted due to the resurgence in the pandemic due to the Delta variant. We attribute case growth to higher sales force productivity, higher numbers of sales personnel, and increased active surgeons due to improved U.S. reimbursement coverage.

Gross Profit and Gross Margin. Gross profit increased $13.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, mainly driven by higher revenue. The gross margin increased to 89% for the nine months ended September 30, 2021 as compared to 87% for the nine months ended September 30, 2020 primarily due to certain period costs charged directly to cost of operations of $0.2 million in the second quarter of 2020 as our operations were running at suboptimal capacity due to the COVID-19 pandemic, as well as lower inventory write-downs in the second quarter of 2021.

Operating Expenses:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$67,531	$53,808	$13,723	26%
Research and development	9,392	7,033	2,359	34%
General and administrative	18,685	14,471	4,214	29%
Total operating expenses	$95,608	$75,312	$20,296	27%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to increases in employee related costs, commissions and stock-based compensation of $7.8 million driven by increased headcount and higher revenues, higher consulting fees of $0.9 million associated with more surgeon training programs and surgeon consulting fees. As COVID-19 pandemic restrictions eased, we also experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $5.0 million.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase of $1.3 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $1.1 million in research and development expenses primarily due to clinical study and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase of $3.2 million in employee related costs and stock-based compensation driven by increased headcount, and an increase of $1.3 million in consulting, accounting and audit fees associated with SOX compliance requirements, partially offset by the decrease of $0.2 million related to the allocation of facilities and other related costs.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$151	$1,019	$(868)	(85)%
Interest expense	(4,797)	(5,016)	219	(4)%
Other income (expense), net	290	(25)	315	(1260)%
Total interest and other expense, net	$(4,356)	$(4,022)	$(334)	8%
Interest Income. The decrease in interest income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.

Interest Expense. The decrease in interest expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 of $0.2 million was primarily due to $0.5 million of lower interest associated with the SVB Term Loan and Solar Term Loan in the first nine months of 2021 compared to the Pharmakon and Solar Term Loans in the first nine months of 2020, offset in part by the loss on extinguishment of the Solar Term Loan of $1.8 million in the current period compared to the loss on extinguishment of the Pharmakon Term Loan of $1.5 million in the third quarter of 2020.
Other Income (Expense), Net. Other income, net increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to foreign currency fluctuations.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and marketable securities of $160.9 million compared to $196.4 million as of December 31, 2020. We have financed our operations through our public offerings, debt financing arrangements, and the sale of our products. As of September 30, 2021 and December 31, 2020, we had $34.9 million and $39.5 million, respectively, in outstanding debt.
As of September 30, 2021, we had an accumulated deficit of $281.4 million. During the nine months ended September 30, 2021, we incurred a net loss of $42.1 million. During the years ended December 31, 2020 and 2019, we incurred a net loss of $43.7 million and $38.4 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, the economic impact of the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
Term Loan
The outstanding debt as of September 30, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated
August 12, 2021, entered into by us with Silicon Valley Bank (“SVB”). Pursuant the Loan and Security Agreement with SVB, SVB provided a term loan with an aggregate principal amount of $35.0 million to us. Prior to Loan and Security Agreement with SVB, our outstanding debt was related to a $40.0 million term loan (the “Solar Term Loan”) with Solar Capital Partners (“Solar”) entered into in May 2020. In accordance with the Loan and Security Agreement with SVB, we paid in full and terminated the Loan and Security Agreement with Solar, which we accounted for as debt extinguishment in accordance with the accounting standards. As of September 30, 2021 and December 31, 2020, there was no amount available that could be borrowed under the applicable credit facility.

The Solar Term Loan bore interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. Pursuant to the Loan and Security Agreement with Solar, we could voluntarily prepay the Solar Term Loan, in full or in part for a prepayment premium in an amount equal to 3.0% of the principal if prepaid in year one, 1.25% of the principal if prepaid in year two, and 0.50% of the principal if prepaid in year three or later. We were also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan, which was fully earned by Solar on the effective date of the Loan and Security Agreement with Solar. We paid in full and terminated the Solar Term Loan in August 2021, upon which date the final fee was due and payable. The final fee was included within the long-term borrowings and was accreted to interest expense using straight-line method over the life of the term loan.
The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on our achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan will be payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, we will be required to make monthly principal amortization payments. We may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all our assets other than our intellectual property. We are also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which was fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. With respect to the SVB Term Loan, this final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

The Loan Agreement includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2021, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$35,700	$—	$7,292	$28,408	$—
Interest obligations (2)	6,150	794	4,010	1,346	—
Operating lease obligations	6,615	378	3,200	2,497	540
Purchase obligations	1,313	1,313	—	—	—
Total	$49,778	$2,485	$14,502	$32,251	$540

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 5.75% as of September 30, 2021.

This compared to $59.2 million of contractual obligations as of December 31, 2020 .

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(26,819)	$(22,780)	$(4,039)
Investing activities	36,202	4,903	31,299
Financing activities	(2,726)	63,363	(66,089)
Effects of exchange rate changes on cash and cash equivalents	(375)	75	(450)
Net increase (decrease) in cash and cash equivalents	$6,282	$45,561	$(39,279)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 of $26.8 million resulted from cash outflows due to a net loss of $42.1 million, adjusted for $17.4 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $2.1 million. Net cash used in operating activities for the nine months ended September 30, 2020 of $22.8 million resulted from cash outflows due to a net loss of $34.7 million, adjusted for $11.7 million of non-cash items, partially offset by cash inflows from changes in operating assets and liabilities of $0.2 million. The increase in net loss, net of non-cash items for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was mainly due to higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants, and timing of vendor payments, partly offset primarily by timing of collections of accounts receivable. Cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2020 were primarily due to timing of prepayments of certain expenses, lower accounts receivable due to the timing of collections and lower inventory due to the timing of inventory build-up, partly offset by cash outflows due to decreases in operating liabilities due to timing of payments.

Cash Provided by Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2021 was $36.2 million compared to $4.9 million in the nine months ended September 30, 2020. Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of maturities of our marketable securities, net of purchases of $40.8 million, partially offset by purchases of property and equipment of $4.6 million primarily related to individual components in instrument sets as we anticipate increased case volumes, as well as capitalized costs related to the new lease in Santa Clara. Net cash provided by investing activities for the nine months ended September 30, 2020 consisted of maturities and sales of our marketable securities, net of purchases of $6.6 million, partially offset by purchases of property and equipment of $1.7 million.
Cash Provided by Financing Activities
Cash used in financing activities in the nine months ended September 30, 2021 of $2.7 million includes the paydown of our debt by $5.0 million and other payments of associated with refinancing of our debt of $6.6 million, partially offset by proceeds from the issuance of common stock under our stock-based incentive compensation plans of $3.9 million. This compares to the cash provided by financing activities for the nine months ended September 30, 2020 of $63.4 million which consisted of proceeds, net of underwriting discounts, commissions and offering costs of $63.0 million from our follow-on public offering during the first quarter of 2020 and proceeds from the issuance of common stock under our stock-based incentive compensation plans of $2.0 million, partially offset by payments associated with refinancing of our debt of $1.6 million.

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
As of September 30, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain of our employees still continued to work remotely during the quarter. Management took measures to ensure that our internal control over financial reporting remained unchanged during this period.
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
•Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins;
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
•We are highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition;
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
We have incurred net losses since our inception in 2008. For the nine months ended September 30, 2021, we had a net loss of $42.1 million. For the years ended December 31, 2020 and 2019, we had net losses of $43.7 million and $38.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $281.4 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements may depend on many factors including expanding our surgeon base, the expansion of our sales force, and the timing and extent of spending on the development of our technology to increase our product offerings. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

Epidemic diseases, or the perception of their effects, may have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) an adverse effect on our business, financial condition, results of operations, or cash flows.
Outbreaks of infectious diseases, such as COVID-19, and historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 influenza virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of an infectious disease, or continued escalation of the outbreak of COVID-19 could also negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our implants and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negative impact on hospital admission rates and delay in the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our implants. These developments and effects are expected to continue and may also significantly affect our business across the United States and other countries where COVID-19 has spread and may continue to spread. There are numerous uncertainties associated with this COVID-19 outbreak, including the number of individuals who will become infected, the effectiveness of vaccines or one or more therapies that mitigate the effect of the virus, the availability of vaccines and the vaccination rates in the U.S. and worldwide, the emergence of variants of the COVID-19 virus, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

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

Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We have begun to experience shortages in certain raw materials and component inputs of our products, primarily surgical instruments, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials, components or instruments from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.

If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, adoption of our products may be delayed, it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, surgeons, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. When a procedure using our implants is performed, both the surgeon and the healthcare facility, either a hospital or ambulatory surgical center, submit claims for reimbursement to the healthcare payor. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if reimbursement levels are insufficient to support use of our products by healthcare facilities or to compensate surgeons for their time spent diagnosing patients and performing procedures using our products.

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

Effective January 1, 2020, the Medicare physician fee reimbursement for minimally invasive fusion with our iFuse implants, described as CPT Code 27279, increased by 27% to $920. Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. Notwithstanding the increase in physican reimbursement associated with our procedure in 2020, we believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues.

The American Medical Association (AMA) develops and maintains Current Procedural Terminology (CPT) codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. CPT codes are divided into three categories: Category I codes represent existing services or procedures that are widely used. Category II codes are supplemental tracking codes, and Category III codes are temporary codes that represent new technologies, services, and procedures. A Category III code does not have a payment rate established and reimbursement is at the payor’s discretion. CPT Code 27279, which describes minimally-invasive surgical fusion of the sacroiliac joint performed with our iFuse implants, is a Category I CPT code. As the number of products and surgical procedures to address sacroiliac joint dysfunction has expanded and diversified, we are aware that certain medical societies have requested that the AMA create a Category III CPT code representing some of these unproven technologies. If either the current or future procedures performed with our products are determined to be best described by a Category III CPT code, or if the levels of reimbursement for, and consistency of coverage associated with, procedures performed with our medical devices, either under the existing Category I CPT Code or under any newly created Category III CPT Code, could decrease which could make our devices less attractive to healthcare professionals using our products.

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
As of September 30, 2021, more than 35 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented triangular design of our iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of iFuse and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, iFuse. Payors could also abandon their decisions to cover iFuse exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with the iFuse system, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices, allografts, and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer because they feel these interventions are superior or because they have a financial interest in offering additional treatments to these patients. If we are unable to demonstrate to potential referring health care providers the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Even to the extent our product and procedures using our product are currently covered and reimbursed by third-party private and public payors, adverse changes in coverage and reimbursement policies that affect our products, discounts, and number of implants used may also drive our prices and revenue down and harm our ability to market and sell our products.

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

To protect health care professionals involved in surgical care and their patients, we anticipate that more outpatient eligible procedures will be performed in ASCs during the COVID-19 pandemic, and as its acuity declines and the healthcare system returns to a more normalized state. We anticipate that this trend will nevertheless continue as a cost control measure with the healthcare system. Since patients do not stay overnight in ASCs and COVID-19 patients would not otherwise be treated in ASCs, it is likely that the ASC will be viewed as a safer site of service for patients and health care providers, where the risk of transmission of the novel coronavirus can be more effectively controlled. In addition, ASC are generally more economically favorable site of service, and surgeons performing the procedures sometimes have ownership interests in the ASC. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ economic interest in ASCs, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ASC. An accelerated shift of procedures using our products to ASCs as a result of the COVID-19 pandemic could adversely impact the average selling prices of our products and our revenues could suffer as a result.
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

In the United States, we believe that our primary competitors marketing implantable devices currently are Medtronic plc and Globus Medical, Inc. In addition, a number of smaller companies selling allograft implants to a variety of physicians have collectively become a larger presence in our market. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area (“EEA”), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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

We are highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition.

Substantially all of our revenue comes from the sale of iFuse, iFuse-3D and iFuse-TORQ implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.

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
As of September 30, 2021, our U.S. sales force consisted of 78 territory sales managers and 57 clinical support specialists directly employed by us, and 53 third-party distributors. As of September 30, 2021, our international sales force consisted of 20 sales representatives directly employed by us and 33 third-party distributors, which together have had sales in 37 countries through September 30, 2021. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
•    we or our third-party manufacturers and suppliers may lose access to critical services, raw materials and components, or experience significant delays in obtaining them, resulting in an interruption in the manufacture, assembly and shipment of our systems;
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
If any one or more of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products and to launch new products. If we are unable to satisfy commercial demand for our system in a timely manner, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected, and customers may instead purchase or use our competitors’ products. Additionally, we could be forced to seek alternative sources of supply.

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
•    inability of the local healthcare system to absorb prices for our product that would enable our business to become profitable in those markets;
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
•    insufficient numbers of patients requiring procedures that use our products;
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

On August 12, 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”), pursuant to which we borrowed $35.0 million pursuant to a term loan (the “SVB Term Loan”). The Loan and Security Agreement with SVB contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on SVB's security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness incurred by us or our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect.

The SVB Term Loan is secured by substantially all our assets other than our intellectual property. The Loan and Security Agreement with SVB includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions.

The covenants in the SVB Term Loan, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our Loan and Security Agreement with SVB to become immediately due and payable.

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

In the EEA., a single regulatory approval process exists, and conformity with its requirements is required to affix a CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then, according to their classification, undergo a conformity assessment procedure. Except for low risk medical devices, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of a EEA country, known as a Notified Body. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 and became effective on May 26, 2021. Medical devices marketed in the EEA will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024. The new EU MDR includes significant additional premarket and post-market requirements. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2021, we owned 43 issued U.S. patents and had 31 pending U.S. patent applications, and we owned 14 issued foreign patents and had 10 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of September 30, 2021, we have 17 registered trademarks in the U.S. and have filed for 15 more. We have sought protection for at least 2 of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.

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
There were no sales of unregistered equity securities during the three months ended September 30, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended September 30, 2021.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of September 30, 2021, approximately $104.1 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

On October 20, 2021, we entered into a Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement (the “Second Amendment”) with Jeffery Dunn, our Executive Chairman. The Second Amendment to Mr. Dunn’s offer letter agreement provides that (1) Mr. Dunn will be entitled to receive the severance benefit set forth in Section 2 of the Participation Agreement only upon the occurrence of a Covered Termination occurring during the Change in Control Period and will not be entitled to receive the severance benefits set forth in Section 2 of the Participation Agreement upon the Closing of a Change in Control absent a Covered Termination within the Change in Control Period, and (2) The second prong of the “Good Reason” definition will be triggered if Mr. Dunn ceases to be, at any point during the Change in Control Period, the Chairman of the Board or, following a Change in Control, the Chairman of the board of the successor entity or its ultimate parent entity, if any.
A copy of the Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Loan and Security Agreement, dated August 12, 2021, between SI-BONE, Inc. and Silicon Valley Bank.

10.2*	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffery Dunn
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 9, 2021.

SI-BONE, Inc.

Date:	November 9, 2021	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 9, 2021	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)