Form 10-K
period 2021-12-31
SI-BONE, Inc.
filed 2022-03-01
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.00 billion, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 22, 2022 was 33,840,570 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

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

RISK FACTOR SUMMARY

Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A. Risk Factors” below.
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
•If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline;
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
•Our business could suffer if we lose the services of key members of our senior management, key advisors or personnel;

•If use of our products results in adverse events, this may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales;
•Various factors outside our direct control may adversely affect manufacturing, sterilization, and distribution of our products;
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
•the impact the COVID-19 pandemic has on the global supply chain and our third-party manufacturers and suppliers, which could adversely impact the availability or cost of materials, which could disrupt our supply chain related to implants and instruments.
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
•factors impacting the supply chains we rely on, including the availability of raw materials and skilled labor serving our suppliers, and the cost of these factors of production which may in turn impact the prices we pay for our devices;
•our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;
•our ability to sustain or increase demand for our products;
•our estimates regarding our costs and risks associated with our international operations and expansion;
•our expectations regarding our ability to retain and recruit key personnel;
•our ability to attract and retain employees, including those with specialized skills and experience;
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

PART I
Item 1. Business.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical system with a family of implants, which we call iFuse, to address sacroiliac joint dysfunction and degeneration, adult deformity, pelvic ring traumatic fractures. Since we introduced our first generation iFuse implant in 2009, as of December 31, 2021, approximately 65,000 procedures have been performed of which over 18% were performed in 2021 by over 2,600 surgeons in the United States and more than 36 other countries.
The sacroiliac joint, which is the largest joint in the human body, can cause debilitating pain. Clinical studies have shown that 15% to 30% of all chronic lower back pain is associated with the sacroiliac joint. Studies have also shown that the disability that results from disease of the sacroiliac joint is comparable to the disability associated with a number of other serious orthopedic conditions, such as knee and hip arthritis and degenerative disc disease, each of which has surgical solutions in which an implant is used and a multi-billion dollar market exists. We believe that the iFuse Implant System is currently the market leading surgical system used in minimally invasive fusions of the sacroiliac joint in the United States.
Our iFuse Implant System includes a series of patented titanium implants and the instruments we have developed to enable surgeons to perform procedures using different surgical approaches for different indications. Surgeons place our implants across the sacroiliac joint, either from a lateral approach through the iliac, or hip, bones into the sacrum, or from a posterior approach through the sacrum and into the iliac bones. Surgeons typically use three iFuse implants to fuse a sacroiliac joint in the lateral procedure, and one iFuse implant in each sacroiliac joint, typically alongside another device crossing the joint and joining to the spinal construct in the Bedrock technique.
Our first-generation iFuse implant has a triangular cross section that resists twisting or rotation of the implant within the bone within which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape of our implants helps stabilize the joint, and the implants’ porous surface facilitates biologic fixation of the bone onto the implant, or bony ongrowth and ingrowth, that results in fusion. The iFuse implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw, and the large porous surface area of our implants allows for bony ingrowth. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape of our first generation iFuse implant. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis.
We introduced iFuse-3D, our second-generation implant, in 2017. This patented titanium implant combines the triangular cross-section of the iFuse Classic implant with the proprietary 3D-printed porous surface and a fenestrated design. This design also allows the surgeon to fill the implant with ground-up bone before implantation, which some surgeons believe accelerates bone through-growth and biological fixation. iFuse-3D implants have shown positive bony ingrowth, ongrowth and through-growth in cell culture and animal studies, whether or not ground-up bone is used. We hold issued patents on 3D-printed triangular implants with fenestrations, or holes, which allow bone to grow into and through the implants.
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing iFuse for this indication and surgical technique in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular iFuse implants to support our trauma program. In January 2021, we received CE marking for a similarly expanded indication for use to support our trauma program in Europe.
In February 2021, we received clearance from the FDA for iFuse-TORQ, a set of 3D-printed threaded implants designed to treat fractures of the pelvis and for minimally invasive sacroiliac joint fusion. We believe there were previously unmet clinical needs in the treatment of pelvic ring fractures and chronic sacroiliac joint pain associated with pelvic ring trauma. iFuse-TORQ also provides an opportunity for us to expand our share in the minimally invasive sacroiliac joint fusion market by offering a device which is threaded, rather than impacted, into the pelvis, addressing a preference of some surgeons in this segment.
We market our products primarily with a direct sales force as well as a number of distributors in the United States, and with a combination of a direct sales force and distributors in other countries. We generate substantially all of our revenues from the sale of iFuse implants.
In 2021 and 2020, we generated revenue of $90.2 million and $73.4 million, respectively, representing a growth rate of 23% from 2020 to 2021, and incurred net losses of $56.6 million and $43.7 million, respectively. Our gross margins were 88% for 2021 and 2020.

In October 2018, we completed our initial public offering (“IPO”) with net proceeds to us of $113.4 million. In January and February 2020, we received a total of $63.0 million of net proceeds from our first follow-on public offering of our common stock. In October 2020, we received a total of $71.6 million of net proceeds from our second follow-on offering of our common stock.

Market Opportunity
Over 30 million American adults are estimated to have chronic lower back pain. Our experience in both clinical trials and commercial settings indicates that at least 30% of patients whose chronic lower back pain stems from the sacroiliac joint may be candidates for surgical treatment with our implants. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential market for sacroiliac joint fusion in the United States could be 279,000 patients annually, for a potential annual market in the United States of approximately $2.5 billion.
We believe that approximately 65% of people who suffer from sacroiliac pain are women. Sacroiliac joint patients may have experienced one or more of the following events that have contributed to disruption and/or degeneration of the sacroiliac joint: pregnancy, falls, previous lumbar surgery, automobile accidents, and aging, which may cause degeneration of the cushioning in the joint much like other joints.
We have FDA clearance to promote the use of our triangular iFuse implant for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. Based on the number of long level spinal constructs requiring spinopelvic fixation, we estimate the addressable market opportunity to be approximate $200 million annually.
We have FDA clearance for expanded indications for the use of our triangular iFuse implant in the treatment of pelvic trauma, including for stabilization of the sacroiliac joint in conjunction with the treatment of fractures involving the sacroiliac joint. In 2021, we introduced our iFuse-TORQ implant, which is specifically targeted for the pelvic trauma market which we estimate to be an approximately $350 million market opportunity.
We continue to invest in the development of products and techniques to help surgeons improve the treatment of these patients, and anticipate continuing to build products and pursue additional indications.
Since the introduction of our implants to the market in 2009, the number of procedures performed globally increased to approximately 65,000 from 53,000 as of December 31, 2021 and 2020, respectively.
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
Since we launched iFuse, we have made considerable investments in teaching healthcare professionals to accurately diagnose sacroiliac joint disorders. We provide instruction and training on how to perform the provocative maneuvers in a physician’s office that can help establish the sacroiliac joint as the source of pain. If provocative tests are positive, surgeons confirm the diagnosis by injecting a small amount of local anesthetic into the joint under fluoroscopic guidance. The sacroiliac joint is confirmed as a pain source if the local anesthetic produces immediate and significant pain reduction. In addition to the differentiated characteristics of our procedure and triangular iFuse implants, we believe that more accurate diagnosis is part of the reason for the high success and patient satisfaction rates of our procedure.
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
Our Solution - The iFuse Implant System
Our iFuse Implant System, which includes implants and instruments, is used with different surgical approaches for different indications. The iFuse system is designed to address the shortcomings of alternative treatments, including open surgery, non-surgical management, traditional screw-based and other minimally invasive stabilization and fusion procedures. Our implants are made of titanium and have a porous surface.
Our first-generation iFuse product is a triangular implant that is at least three times the strength of a typical eight-millimeter surgical screw, and the large porous surface area allows adherence of the bone to the implants. Three implants are typically used in each procedure. We introduced the original iFuse implants in 2009, and our second-generation iFuse-3D implants in 2017.
The iFuse procedure is typically performed under general anesthesia. The surgeon uses a custom instrument set we provide to prepare a triangular channel for each implant through the ilium, across the sacroiliac joint, and into the sacrum. An iFuse implant is then pressed into the triangular channel, which is slightly smaller than the implant, creating what is known as an interference fit. The triangular cross section of our iFuse implants, prevents them from rotating. Our triangular iFuse implants cross the sacroiliac joint and provide immediate joint stability, which is why we believe pain diminishes soon after the iFuse procedure. Over time, bone grows onto, and in the case of iFuse-3D into, the implants and across the joint, permanently stabilizing or fusing the joint.
By contrast, open and other techniques for sacroiliac joint fusion typically use screws, plates and/or bone graft for fixation. When placed across the sacroiliac joint, standard orthopedic screws, which lack features to encourage biologic fixation, tend to rotate and loosen over time. Because of the triangular shape, porous surface, strength, and other differentiating factors of our triangular iFuse implants, we believe that our published clinical data do not apply to other minimally invasive solutions. Little published evidence of safety, clinical effectiveness, durability, or economic utility currently exists for sacroiliac fusion devices other than our triangular iFuse implants. We are unaware of any data to show that our competitors’ sacroiliac joint screws, with features allowing biologic fixation, have a lower rate of loosening than standard orthopedic screws. In addition, placement of plates for open fusion procedures typically requires larger incisions and more invasive dissection, which results in longer recovery times and increased morbidity. We believe that the differences between our iFuse implants and other products, as well as the substantial published clinical evidence showing the safety and effectiveness, are the reason why a growing number of payors have recommended that our triangular iFuse implants be reimbursed for sacroiliac surgery to the exclusion of other technologies that are designed for the procedure.
Typically, surgeons recommend protected weight-bearing for three weeks. However, post-operative instructions are patient-specific and some patients are allowed to perform weight-bearing activities sooner. Follow-up studies have shown that bony bridging across the sacroiliac joint is present in the majority of cases five years after the iFuse procedure.
Three implants are used in most lateral iFuse procedures. Each implant crosses the joint from the iliac bone into the sacrum. Placing each implant requires three or four basic steps:
•Pin. The surgeon inserts a guide pin through the iliac bone, across the sacroiliac joint and into the sacrum.
•Drill or Tapping. Surgeons drill or tap (manually create a channel) over the guide pin, through the iliac bone, across the sacroiliac joint and just into the sacrum.

•Broach. When triangular implants are used, the surgeon impacts a broach, or sharp cutting tool, over the pin which prepares a triangular channel that is slightly smaller than the iFuse implant.
•Placement. In the case of triangular iFuse implants, the surgeon impacts the implant into the triangular channel across the sacroiliac joint, docking the implant in the sacrum. The channel is slightly smaller than the implant, which produces an interference fit. In the case of iFuse-TORQ, the surgeon threads the implant into the patients ilium, across the sacroilac joint and into the sacrum, providing fixation to the bone on either side of the joint.
iFuse is a cannulated system, which means that the drill, broach and implants have hollow channels which fit over the pin for guidance purposes. As is typical in many orthopedic procedures, a member of our team is normally present in the operating suite during surgery to provide technical assistance for the use of iFuse.
We offer three custom instrument sets for surgical placement of our triangular iFuse implants in the body. The standard set comprises largely stainless steel materials; the XL (Extra Long) set is the same as the standard set but most instruments are elongated by three inches for treatment of larger patients; and the radiolucent set comprises instruments made with more radiolucent (transparent to X-rays) materials, such as PEEK and aluminum, to improve visualization under fluoroscopy during an iFuse procedure. The iFuse-TORQ system includes its own set of instruments designed for the threaded implants.

In addition to our iFuse platform technologies, we also provide enabling technologies for our surgeons. We introduced an instrument set that is cleared for use with Medtronic’s surgical navigation system, allowing the surgeon to visualize the 3D positioning of certain instruments and implants intra-operatively. In March 2018, we introduced surgical pins cleared for use with the Medtronic Mazor surgical robot, allowing the surgeon to robotically place the guide pin according to a computer-generated surgical plan. In early 2019, we introduced our decortication and graft delivery systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials.
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our triangular iFuse implants for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing our triangular iFuse implants for this indication and surgical technique in Europe in December 2019. The Bedrock technique utilizes our proprietary iFuse implants, with one implant placed across each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique differs from our traditional iFuse procedure, in which three iFuse implants are placed across one sacroiliac joint via a lateral transarticular approach through the ilium and into the sacrum. The Bedrock technique is performed to increase the overall strength and stability at the base of a long construct for multilevel spinal fusion. Biomechanical testing has shown that iFuse implants placed in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular iFuse implants to support our trauma program. In-early 2021, we introduced iFuse-TORQ in early 2021. Surgeons who prefer to use a screw technique to stabilize the sacroiliac joint can use our iFuse-TORQ, which includes options for implants with lags and washers for improved compression
Our Published Studies
Our triangular iFuse implants are the only minimally invasive products for sacroiliac joint fusion commercially available in the United States that, to our knowledge, are supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility.

The safety, effectiveness and cost-effectiveness of our triangular iFuse implants are supported by more than 100 publications and several large prospective clinical studies, including two randomized trials, two large prospective multicenter trials and one long-term follow-up study. Additional long-term independent studies have reported follow-up data as far out as six years.

INSITE
INSITE is a prospective randomized controlled trial conducted in the US. 148 patients with chronic SI joint pain were randomly assigned to immediate SI joint fusion using iFuse implants or individually tailored non-surgical management. In the SI joint fusion group, large improvements were seen in pain, disability related to pain and quality of life. In contrast, in the control group, only small, clinically unimportant improvements in these parameters were observed. Moreover, after six months, more than 90% of subjects still participating in the non-surgical group decided to cross over to SI joint fusion surgery, indicating that non-surgical treatment provided ineffective relief of pain and disability related to pain. Two-year follow-up, published in International Journal of Spine Surgery in August 2016, showed sustained improvements in pain, disability and quality of life in the surgery group, with high levels of satisfaction. An embedded cost-effectiveness analysis within INSITE, Clinicoeconomics and Outcomes Research in December 2015, showed the procedure to be highly cost-effective for the treatment of chronic SI joint pain.
iMIA
iMIA iFuse Implant System Minimally Invasive Arthrodesis (“iMIA”) is a second prospective, randomized controlled trial of sacroiliac joint fusion using iFuse compared to non-surgical management with a design very similar to that of INSITE. iMIA was conducted at nine centers in Europe. Results, published in Journal of Bone and Joint Surgery in March 2019, were very similar to INSITE, with large, clinically important and statistically significant improvements in the SI joint fusion group and very few, clinically unimportant changes in the non-surgical control group. Improvements in the surgery group were sustained at 24 months.
SIFI
Sacroiliac Joint Fusion with iFuse Implant System (“SIFI”), is a prospective, multicenter single-arm clinical trial conducted at 26 centers in the US. Eligibility criteria and endpoints were identical to INSITE. Results from SIFI, published in International Journal of Spine Surgery in April 2016, showed marked, immediate and sustained improvements in pain, disability and quality of life similar to the above two studies. Like the other studies, improvements were sustained at 24 months.
LOIS Clinical Trial
Subjects participating in INSITE and SIFI were enrolled in a long-term follow-up study ("LOIS"). Five-year results, published in Medical Devices Evidence and Research in April 2018, showed sustained improvements in pain, disability and quality of life as well as a high satisfaction rate. Moreover, independent radiographic analysis showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of SI joint fusion (88% bridging bone) at five years. There were no reported adverse events related to the study device or procedure at five years.
SALLY Clinical Trial
Study of Bone Growth in the Sacroiliac Joint After Minimally Invasive Surgery with Titanium Implants (“SALLY”) is another prospective single-arm clinical study of the same patient population (chronic SI joint pain) who underwent SI joint fusion using iFuse-3D. Two-year results, published in Medical Devices Evidence and Research in June 2021, showed similar improvements in pain, disability and quality of life compared to prior studies of iFuse-3D as well as CT evidence of earlier fusion of the SI joint. The study also showed marked reduction in opioid use and improvement in objective functional tests.

SILVIA Clinical Trial

We are currently enrolling subjects in SI Joint Stabilization in Long Fusion to the Pelvis: Randomized Controlled Trial ("SILVIA"). SILVIA is an ongoing prospective randomized trial of iFuse-3D placement during multilevel spine fusion with fixation to the pelvis. This target patient population of this trial is patients undergoing multilevel spine fusion surgery primarily for degenerative scoliosis of the spine. All participants undergo pelvic fixation. At random, approximately 50% of participants are assigned to additional placement of iFuse-3D in the sacroalar-iliac trajectory (termed “Bedrock”). The goal of this study is to show that placement of iFuse-3D in the Bedrock configuration reduces the rate of postoperative SI joint pain and improves the longevity of pelvic fixation hardware, failures of which are fairly common. Follow-up results from the SILVIA trial have not been fully collected or published as of the date of this report.

Much of our clinical data, including INSITE, iMIA, SIFI and LOIS were developed using our first-generation iFuse implants. However, due to the consistent shape, implantation and method of action, as well as the consistent results observed in SALLY, we believe that the results observed in the prior studies can be generalized to include iFuse-3D, but cannot be generalized to include other minimally invasive sacroiliac joint fusion products, including screws, plants and implantable structural allograft products.

Other Published Clinical Studies
To date, several independent clinical studies have provided evidence to support the long-term safety and effectiveness of iFuse for SI joint fusion. These studies demonstrated pain reduction and/or ODI improvement that is statistically significant and clinically important and a safety profile that was similar to that observed in prospective studies. One study showed marked reduction in opioid use after SI joint fusion compared to similar subjects who underwent non-surgical treatment, and in whom opioid use increased.

Coverage and Reimbursement

Coverage and reimbursement for procedures using iFuse vary by setting of care, payor type and region. In the United States, healthcare providers that purchase iFuse products look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organizations, and other healthcare-related organizations, to cover and pay for all or part of the costs of these procedures. Outside the United States, reimbursement levels vary significantly by country and by region within some countries. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both. Sales volumes and prices of company products will continue to depend in large part on the availability of coverage and reimbursement from such third-party payors for both the surgeon's professional fee and the facility fee which covers, among other things, the cost of implants used in iFuse procedures. Payors continually review the clinical evidence for new technologies and can change their coverage policies without notice or deny payment if the product was not used in accordance with the payor’s coverage policy. Payors also review and challenge the prices charged for products and procedures.

Third-party payors, whether governmental or commercial, are also developing increasingly sophisticated methods of controlling healthcare costs. No uniform policy of coverage and reimbursement for medical device products and services exists among third-party payors in the United States. Therefore, coverage and reimbursement for medical device products and services can differ significantly from payor to payor. In addition, payors continually review new technologies for possible coverage and can, without notice, deny coverage for these products and procedures. As a result, the coverage determination process is often a time-consuming and costly process that requires us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained or maintained if obtained.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and sometimes revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals, and ambulatory surgical centers for procedures during which our products are used. Even if favorable coverage and reimbursement status is attained for iFuse procedures, less favorable coverage policies and reimbursement rates may be implemented in the future.

There is near universal coverage of minimally invasive SI joint fusion with an estimate of over 300 million covered lives. Private payors representing more than approximately 160 million covered lives have adopted coverage policies exclusive to our triangular iFuse implants as of December 31, 2021.

Note that because many individuals are covered by more than one health insurance plan or may switch plans during the year, the total number of covered lives reported by the payors represented above may be larger than the number of individuals who have access to the iFuse procedure through their health insurance provider at any given time.
We believe that it generally takes between six and 24 months for a surgeon to fully incorporate sacroiliac joint diagnosis and treatment into his or her practice after payors initiate coverage and the surgeon is trained. Further, the administrative burden on surgical practices can be substantial for patients where reimbursement coverage is new, and some surgeons do not believe that the current average surgeon reimbursement is yet adequate to compensate them. However, as reimbursement coverage has improved, surgeon interest in learning to diagnose the sacroiliac joint and perform iFuse procedures has been increasing.

Medical Affairs and Education
Our medical affairs team provides high quality educational programs internally and externally. Internally, specialized medical knowledge, and practical experience with iFuse are used to help educate our sales, marketing, quality, reimbursement, clinical, regulatory, engineering, and product development teams. This same specialized medical knowledge and practical iFuse experience provides the foundation for a wide variety of educational programs provided to healthcare practitioners in various medical specialties, such as surgeons, pain management physicians, nurse practitioners/physician’s assistants and physical therapists, to help educate healthcare professionals about the sacroiliac joint as a component of lower back pain, proper diagnosis of SI joint dysfunction, non-surgical treatment options and surgical treatment with iFuse.

Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. As of December 31, 2021 and 2020, in the U.S., more than 1,800 surgeons and 1,600 surgeons, respectively, have been trained on our products and have treated at least one patient. Outside the U.S., as of December 31, 2021 and 2020, more than 700 surgeons and 600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the United States, as well as international surgeons for training in the future.

The COVID-19 pandemic has challenged our traditional method of hands-on cadaveric and dry-lab training. In early 2020, the medical affairs team implemented a virtual education series for surgeons and mid-level practitioners. In July 2020, we began using the Si-BONE SImulator; an innovative, fully portable surgeon training simulator. This training platform allows us to train surgeons without need for an operating room or a fluoroscope. The computer-based surgeon training simulator provides quality haptics, or the realistic feel during the surgeon’s use of the instruments, and the training is performed without any radiation. One key advantage of this surgeon training simulator is that the surgeon can now be trained locally in their office or a hospital conference room in two to three hours, and the surgeon does not need to travel to a cadaver lab, which sometimes requires being away from their practice for as much as a day and a half. The simulator uses the same instruments and implants as those that are used during surgery. The simulator is used to train surgeons to perform SI joint injections and iFuse sacroiliac joint fusions, as well as the iFuse Bedrock procedure. The simulators are deployed to cover all US regions and European subsidiaries and we currently have 24 simulators. We plan to expand the use of simulators for training purposes both in the United States and internationally. We will utilize the simulators and our existing programs to train new surgeons, increase the knowledge and proficiency of existing iFuse surgeons, and re-engage inactive surgeons.
We conduct a large number of educational programs for the broader medical community including primary care physicians, pain management physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists and chiropractors. In addition to these general educational programs, we provide continuing education programs focused on SI joint diagnosis and treatment to physical therapists and case managers. We are able to provide these programs for both groups in all 50 states and the District of Columbia. We have trained over 7800 physical therapists through our continuing education program as of December 31, 2021. Case managers, who typically are nurses, work in facilities where the iFuse procedure is performed, such as hospitals, or for payors or health plans. Case managers help patients navigate the healthcare system so that they receive the most appropriate treatment. As of December 31, 2021, we have trained over 1300 case managers in the United States through our continuing education program. Our medical affairs team works with leading spine surgeons to educate other orthopedic and neurosurgeons on the differential diagnosis of sacroiliac joint disorders and the use of iFuse. We also work closely with medical specialty societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

Sales and Marketing
We market and sell our implants primarily through a direct sales force and a small number of third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States covered sixteen sales regions as of December 31, 2021. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory associate representatives who cover cases. As of December 31, 2021, our U.S. sales force consisted of 85 territory sales managers and 65 clinical specialists directly employed by us, and 59 third-party distributors. As of December 31, 2021, we had 40 employees working in our European operations, and have established operations in Italy (2010), Germany (2014), the United Kingdom (2015) and France (2019). As of December 31, 2021, our international sales force consisted of 20 sales representatives directly employed by us and 32 exclusive third-party distributors, which together had sales in 36 countries through December 31, 2021.
We have built a valuable sales team and have made it a top priority to support and retain our sales force through the COVID-19 pandemic. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020 and throughout 2021. Due to the COVID-19 pandemic, we focused on protecting key investments in our field force while curtailing most other areas of sales and marketing spend during the second and third quarters of 2020. For example, we guaranteed certain levels of incentive compensation to members of our field sales organization in order to retain these employees and partially mitigate the impact of the pandemic to their compensation. In contrast, we reduced certain other spending during the COVID-19 pandemic, such as travel and related expenses, regional surgeon training, trade shows, and discretionary marketing. As revenue growth returned to the levels that we were experiencing prior to the pandemic, we increased our sales and marketing expense accordingly in the third and fourth quarters of 2020 and into 2021.
We intend to continue to grow our specialized sales force to foster relationships with surgeons and support revenue growth. Our territory sales managers are senior representatives who educate surgeons on the sacroiliac joint as a primary cause of lower back pain. The territory sales manager identifies new surgeons who are interested in learning more about the sacroiliac joint and the iFuse procedure and/or the Bedrock technique. They work closely with our medical affairs team to train surgeons on the anatomy, diagnosis, and surgical technique. Once trained, the sales representative works with the surgeon to incorporate into their practices the diagnosis of sacroiliac joint pain and the iFuse procedure to treat patients suffering from sacroiliac joint pain. Our clinical support specialists assist the territory sales managers to identify surgeons interested in training. The clinical support specialists also regularly cover cases, bringing our implants and instrument trays into the operating room for use by surgeons.
Over 30 million American adults are estimated to have chronic lower back pain. It is often difficult to identify the source of the pain and traditional methods of spine surgery do not have high success rates. We believe it is essential to raise awareness among lower back pain sufferers that their symptoms may be the result of sacroiliac joint disorders and that minimally invasive surgical treatments are available. We have implemented targeted marketing, education and direct outreach programs. We continually update our social media initiatives and post content to educate and engage patients who may be candidates for our procedures. We plan to make additional investments to further increase patient awareness, primarily through digital and broadcast marketing, including TV and radio ads, paid search, display advertising, social media and public relations.
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
Research and Development

We are committed to developing enhancements to iFuse to meet our customers’ changing needs and improve the surgery’s effectiveness. Our development team, in consultation with surgeons, has a pipeline of products in various stages to provide solutions that respond to the needs of our surgeon customers and their patients. We plan to seek regulatory clearances for additional indications as required.

We continued our research and development activities during the COVID-19 pandemic. During 2020, timing of enrollment for clinical trials was impacted by reduced access to hospitals and clinical sites caused by the COVID-19 pandemic, but we believe enrollment is back on schedule. We anticipate that research and development expenses will continue to increase in the future.
Competition

We believe that we were the first company to develop, manufacture, and market a minimally invasive implant cleared by the FDA expressly for sacroiliac joint fusion other than a modified screw. Over the past several years, other companies have subsequently recognized the opportunity and have entered the minimally invasive sacroiliac joint fusion market. We expect more competitors to enter into the market and an increased number of new product introductions by existing competitors. Many of our competitors are large, publicly traded companies that can dedicate far greater resources to the minimally invasive sacroiliac joint market than we can. These companies often have wide product offerings for spine and orthopedic surgery, which allow them to bundle products in order to win large hospital group contracts and can create a barrier to entry for us. For example, some of our competitors offer sacroiliac joint fusion products which integrate with their surgical navigation and robotics platforms, enabling navigation of their procedures or performance of aspects of these procedures by surgical robots. Many of these companies also have much larger sales forces than ours, which allow them to reach more surgeons. Other competitors have entered the market with allograft bone implants intended for sacroiliac fusion and marketed as human tissue products. Many of these competitors are smaller companies and target interventional pain and other physicians not trained as orthopedic and neurological surgeons for use of these products. We also expect there to be a continued push for non-surgical alternatives.
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
Based on our commercial experience and market research, we believe iFuse is currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States. Our triangular titanium implant is differentiated from other screw-based technologies on the market. Our triangular iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than published papers. We have received exclusive reimbursement coverage in the United States by certain payors based upon our differentiated product and quality of our evidence. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

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
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2021, we had been issued 44 issued U.S. patents and had 33 pending U.S. patents applications, and we owned 15 issued foreign patents and had nine pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.

As of December 31, 2021, we have 15 registered trademarks in the United States and have filed for 12 more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
International Regulation of Our Products
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in other countries. For example, in the European Economic Area (“EEA”) our devices are currently required to comply with the Medical Device Regulation (Regulations 2017/745) in the EU Member States, Iceland, Lichtenstein and Norway. The Medical Device Regulation is, among other things, intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Device Regulation, among other things:
•strengthens the rules on placing medical devices on the market and reinforce surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•sets up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•strengthens the rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.
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
Further, the advertising and promotion of our products in the EEA is currently subject to the provisions of Directive 2006/114/EC concerning misleading and comparative advertising, Directive 2005/29/EC on unfair commercial practices, and the Medical Device Regulation, as well as other national legislation in the EEA countries governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Regulatory Status
In November 2008, we received 510(k) clearance to market our first generation iFuse implant from the FDA. Since 2008, we have received additional FDA 510(k) clearances for new instruments, additional implant sizes and labeling changes. In the United States, our first-generation iFuse implants and our iFuse-3D implants are intended for sacroiliac fusion for the following conditions: sacroiliac joint dysfunction that is a direct result of sacroiliac joint disruptions and degenerative sacroiliitis, which includes conditions where symptoms began during pregnancy or in the peripartum period and have persisted postpartum for more than six months; to augment immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion; and acute, non-acute, and non-traumatic fractures involving the sacroiliac joint. In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In February 2021, we received 510(k) clearance to market our iFuse-TORQ from the FDA. In the United States, iFuse-TORQ is intended for fusion of the sacroiliac joint for sacroiliac joint dysfunction including sacroiliac joint disruption and degenerative sacroilitis; and for fracture fixation of small and large bones of the pelvis.
In November 2010, we obtained a CE Certificate of Conformity and affixed a CE mark to our iFuse Implant System to allow commercialization of our triangular iFuse implants in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion, including use in high and low energy fractures of the pelvic ring. Since 2010, we have added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in Europe. We plan to continue to work with our Notified Body to incorporate new products and labeling updates in our Technical Files for CE marking in Europe.
As of May 26, 2021, the European Union no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. Accordingly, manufacturers outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, we have appointed an authorized representative in Switzerland and continue to work to meet Swiss requirements for the import of medical devices.

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
•the federal Physician Payment Sunshine Act, implemented by the Centers for Medicare & Medicaid Services (“CMS”) as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (including physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, and state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
We entered into a non-exclusive Manufacturing, Quality and Supply Agreement with RMS in January 2017, which was amended in July 2020, and amended and restated in June 2021. Pursuant to this agreement, RMS manufactures certain of our implants in accordance with our specifications, including both purchased and sterilized iFuse-3D implants, as well as uncoated machined implants which are subsequently coated to become our finished first generation iFuse implants. While the agreement provides that we are required to purchase the amounts forecasted in a blanket purchase order, we are not required to purchase product in excess of such forecasted amounts. The prices we pay for products are fixed under the agreement provided that if order volumes deviate from forecasted amounts beyond certain thresholds, we or RMS may request to negotiate further price changes. The agreement automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement. RMS is currently our only supplier of iFuse-3D implants.
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
Human Capital Resources

Maintaining a sufficient number of skilled employees in each respective department is a key focus of our human capital efforts. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To facilitate talent attraction, retention, and development, we strive to make SI-BONE an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs, as well as by programs that build connections between our employees and the communities in which they live and work. In response to intensifying competition in the labor markets in which we compete and a general increase in employee turnover experienced by many companies in the last twelve months, we have begun to more actively track and manage voluntary and involuntary employee turnover.

As of December 31, 2021, we had 352 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2021, we had a direct field sales organization of 150 in the United States and 20 in Europe. During 2021, our turnover rate was less than 20%.

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

We aim to maintain a mix of backgrounds, skills and experiences in our board composition to understand and reflect the needs of our diverse stakeholders. Currently, four of our nine board members are women and two of our board members self-identify as Asian American.

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

In light of the COVID-19 pandemic, the prioritization of employee health, safety, and wellness took on particular significance in 2020 and 2021. We implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. We have implemented health and safety measures that include maximizing personal workspaces, providing personal protective equipment and holding on-site vaccinations events.

Compensation and Benefits

We provide compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country, include annual bonuses, restricted stock unit awards, an Employee Stock Purchase Plan, 401(k), healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among many others. As a response to the COVID-19 pandemic, we supported employees with standard merit increases, paid full-time wages to hourly employees when they were not able to access our facilities, and guaranteed certain commissions to our salespeople. We did not furlough or terminate any of our employees due to economic concerns arising from COVID-19 in 2020 or 2021.

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

As part of our Diversity and Inclusion Program, we implemented an applicant tracking system in 2021. In addition to automating our recruiting and onboarding processes, the applicant tracking system also helps us determine whether there is a mix of new hire candidates in the system from different genders and ethnicities for open positions.

Talent Development

We value our employees and the passion, commitment, and professional depth they provide. To enhance employee retention and job satisfaction, we offer ongoing learning and leadership training opportunities that support growth.

Our human resources and sales enablement teams transitioned much of our leadership training from in-person sessions to remote learning due to COVID-19. Our scaled learning platforms of on-demand and virtual classroom learning eliminates travel and allows employees to access development at their convenience.

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

Our employees engage in a variety of activities to support their local communities. We acknowledge that community involvement is important to our employees and we support their interests in the communities in which they live. Prior to COVID-19, we hosted events at our corporate campus, including food, clothing, and toy drives. During 2020 and 2021, we organized employee cash donations to food banks to support the neediest individuals in San Francisco Bay Area communities.

We encourage you to review our ESG Shareholder Letter in the Governance Documents of the Corporate Governance section of our Investor website for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our ESG Shareholder Letter, shall be deemed part of or incorporated by reference into this Annual Report.

Emerging Growth Company Status

Prior to December 31, 2021, we were an emerging growth company, as defined in the Jumpstart Our Business Startups Act (JOBS Act). As a result of our public float (the market value of our common shares held by non-affiliates) exceeding $700 million as of June 30, 2021, we became a large accelerated filer as of December 31, 2021 and therefore no longer qualified as an “emerging growth company" as defined in the JOBS Act, and have ceased to be a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations until our quarterly report for the three-month period ended March 31, 2022. Additionally, we are no longer able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and therefore we are required to adopt new or revised accounting standards as of the effective dates for public companies. All new accounting pronouncements recently adopted as discussed in Note 2 - Summary of Significant Accounting Policies, in the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K were adopted in the fourth quarter of 2021 with an effective date of January 1, 2021. However, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations until our quarterly report for the three-month period ended March 31, 2022.
Company History

SI-BONE was founded in 2008 by the main inventor of iFuse, orthopedist Mark A. Reiley, M.D., our then President and Chief Executive Officer, Jeffrey W. Dunn, and orthopedic surgeon Leonard Rudolf, M.D. Dr. Reiley previously invented balloon kyphoplasty and founded Kyphon Inc., which was sold to Medtronic plc in 2007. Dr. Reiley also invented the INBONE total ankle replacement system, which was sold to Wright Medical Technology, Inc. in 2008.

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
We have incurred net losses since our inception in 2008. For the years ended December 31, 2021 and 2020, we had net losses of $56.6 million and $43.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $295.8 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements may depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
Epidemic diseases, or the perception of their effects, may have (or, in the case of the COVID-19 pandemic, will continue to have during its duration) an adverse effect on our business, financial condition, results of operations, or cash flows.
Outbreaks of infectious diseases, such as COVID-19, and historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 influenza virus, could divert medical resources and priorities towards the treatment of that disease. An outbreak of an infectious disease, or continued escalation of the COVID-19 pandemic could also negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our implants and cause other disruptions to our business. Business disruptions could include disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

To date, COVID-19 has had, and we expect will continue to have, an adverse impact on our operations as a result of preventive and precautionary measures that we, other businesses, health systems and governments are taking. Due to these measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products, negative impact on hospital admission rates and delay in the decision by patients to undergo elective surgery, each of which has decreased and may continue to impact the demand for procedures using our implants. There are numerous uncertainties associated with the COVID-19 pandemic, including the number of individuals who will become infected, the effectiveness of vaccines or one or more therapies that mitigate the effect of the virus, the availability of vaccines and the vaccination rates in the U.S. and worldwide, the emergence of variants of the COVID-19 virus such as the delta and omicron variants, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future, the effect that testing for COVID-19 and antibodies will enable relaxation of protective measures for a subset of the population, and numerous other uncertainties. We intend to continue to execute on our strategic plans and operational initiatives during the COVID-19 pandemic. However, these uncertainties may result in delays or modifications to these plans and initiatives.
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
A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We have experienced shortages in certain raw materials and component inputs of our products, primarily surgical instruments, suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials, components or instruments from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.
If hospitals, surgeons, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
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
Effective January 1, 2022, the Medicare physician fee reimbursement for minimally invasive fusion with our iFuse implants, described as CPT Code 27279, is $860. Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. We believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues.
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
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by two percent through 2030. However, COVID-19 relief support legislation suspended the 2% Medicare reductions from May 1, 2020 through April 2022, and reduced the Medicare reductions to 1% from April 1 to June 30, 2022. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.
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

As of December 31, 2021, 36 of the largest 65 U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, sales of our triangular iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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
We are highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition

Substantially all of our revenue comes from the sale of iFuse, iFuse-3D and iFuse-TORQ implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.

If clinical experience with our iFuse Bedrock technique does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock fail to show meaningful patient benefit, sales of our iFuse implants could be adversely impacted.
In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse triangular implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint in connection with a thoracolumbar fusion procedure. To date, clinical experience with the iFuse Bedrock technique is limited and we have yet to complete a clinical trial to evaluate the iFuse Bedrock technique. Surgeons do not know if the addition of iFuse implants to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with iFuse Bedrock is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of December 31, 2021, our U.S. sales force consisted of 85 territory sales managers and 65 clinical support specialists directly employed by us and 59 third-party distributors. As of December 31, 2021, our international sales force consisted of 20 sales representatives directly employed by us and 32 exclusive third-party distributors, which together have had sales in 37 countries through December 31, 2021. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

Our business is highly reliant on a base of skilled employees, including those serving in engineering, information technology, operational, strategic marketing and sales functions. Many of these employees have developed specialized skills which are valuable within the medical device and life sciences industry, and, in some cases, in a broader variety of industries. Competition for skilled employees is significant, and some of the labor markets we compete in have experienced tightening in the past year. In addition, rates of employee turnover have increased among our employees, consistent with the rates experienced by other companies in these industries. If these conditions persist, we could experience further turnover among our employees which could become difficult and more costly to manage, adversely impacting our results of operation. Sustained pressure in these labor markets could also cause prevailing wages to rise, which could adversely impact our business and results of operation and financial condition.

If use of our products results in adverse events, this may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
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
We rely on third-party suppliers to manufacture and supply substantially all of our products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable prices, and on a timely basis. We do not have long-term supply contracts for some of our suppliers, and in some cases, even where we do have agreements in place, we purchase important parts of the iFuse Implant System, including our implants, from a single supplier. Therefore, we cannot assure investors that we will be able to obtain sufficient quantities of product in the future.
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
•we or our third-party manufacturers could experience plant closures due to local epidemics of communicable diseases, such as COVID-19, or local outbreaks of such diseases among their workforce, thereby shuttering a plant in which our products are manufactured;
• we may experience delays in delivery by our third-party manufacturers and suppliers due to changes in demand from us or their other customers;
•fluctuations in demand for products that our third-party manufacturers and suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;
•our third-party manufacturers and suppliers may wish to discontinue supplying components or services to us for risk management reasons;
•we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and
•our third-party manufacturers and suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

Like other public companies, we have in the past, and could be in the future, subject to instances of phishing attacks on our email systems, other cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, wire fraud or other cyber incidents. The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent and adaptive, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales. In addition, the cost and operational consequences of implementing further data protection or data restoration measures could be significant.

In addition, we accept payments for many of our sales through credit card transactions, which are handled through third-party payment processors. As a result, we are subject to a number of risks related to credit card payments. As a result of these transactions, we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our customers’ credit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit card information if the security of our third-party credit card payment processors are breached. We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit card payments from our customers, and there may be an adverse impact on our business.
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
Effective as of December 31, 2021, we became a large accelerated filer and are no longer an emerging growth company, which will impose additional costs on us.
As a result of our public float as of June 30, 2021, we became a large accelerated filer as of December 31, 2021. We therefore no longer qualified as an “emerging growth company,” as defined in the JOBS Act. Additionally, due to our public float as of June 30, 2021, we no longer qualified as a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our quarterly report for the three-month period ending March 31, 2022.
As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company, such as the necessity of our independent registered public accounting firm providing an attestation on our internal control over financial reporting.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to devote more time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
In the EEA, a single regulatory approval process exists, and conformity with its requirements is required to affix a CE mark to our medical devices, without which they cannot be marketed or sold in the EEA. To obtain a CE mark, defined products must meet minimum standards of performance, safety, and quality, and then, according to their classification, undergo a conformity assessment procedure. Except for low risk medical devices, a conformity assessment procedure requires the intervention of a third-party organization designated by the competent authorities of a EEA country, known as a Notified Body. The competent authorities of the E.U. countries separately regulate the clinical research for medical devices and the market surveillance of products once they are placed on the market. A new Medical Device Regulation was published by the E.U. in 2017 and became effective on May 26, 2021. Medical devices marketed in the EEA will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directives before May 2020, can be placed on the market until May 2024. The new EU MDR includes significant additional premarket and post-market requirements, and changes the classification for certain of our products. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company’s business license, mandatory price reductions and criminal sanctions.
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
We have in the past, and could be in the future, subject to data breaches. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm our operations, financial performance, and business. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, government authorities, payment companies, consumer reporting agencies, or the media about the incident and may be required to expend additional resources in connection with investigating and remediating such an incident, and otherwise complying with applicable privacy and data security laws. Evolving and changing definitions of personal data and personal information, within the European Union, the U.S., and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, or if we expand into new regions and are required to comply with new requirements, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.

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
From time to time, Congress introduces legislation that could significantly change the statutory provisions governing the regulatory approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Moreover, the new Medical Device Regulation in Europe entered into application on May 26, 2021. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance, or interpretations changed, and what the impact of such changes, if any, may be.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and non- disclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2021, we owned 44 issued U.S. patents and had 33 pending U.S. patent applications, and we owned 15 issued foreign patents and had nine pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
    As of December 31, 2021, we have 15 registered trademarks in the U.S. and have filed for 12 more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
As of December 31, 2021, we had net operating loss (“NOL”) carryforwards of $255.5 million and $203.2 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2029 and 2021, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change. The equity shift between December 31, 2020 to December 31, 2021 was not material, considering the changes in the outstanding number of shares during the period. We will continually assess the need to update our Section 382 ownership change analysis, as we may experience ownership changes in the future that could materially limit our ability to use our NOL carryforwards, which may harm our future operating results by effectively increasing our future tax obligations.
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

The California Senate Bill 113 (SB 113) was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. The new tax law should be accounted for under ASC 740 in the period of enactment (2022) but is not expected to have a material impact on our tax provision due to our taxable loss position.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet, and the lease for this space expires in May 2025. Our headquarters houses our research, product development, marketing, finance, education, and administration functions. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space. We also lease research and development and warehouse space in another building in Santa Clara, California under a lease that will expire in October 2026, and office spaces in Gallarate, Italy (lease expires in August 2027), Mannheim, Germany (lease can be terminated on six months notice), and Knaresborough, United Kingdom (lease expires in December 2025) to accommodate our European sales and marketing team.
Item 3. Legal Proceedings
We may be subject to legal proceedings and claims in the ordinary course of business. We cannot predict the results of any such disputes, and despite the potential outcomes, the existence thereof may have an adverse material impact on us due to diversion of management time and attention as well as the financial costs related to resolving such disputes.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the Nasdaq Global Market under the symbol “SIBN”.
Holders of Record
As of February 22, 2022, we had 154 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of December 31, 2021, approximately $85.4 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 6. [Reserved]

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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to addresss sacroiliac joint dysfunction and degeneration, adult deformity, pelvic ring traumatic fractures. Since we introduced iFuse in 2009, as of December 31, 2021, approximately 65,000 procedures have been performed by over 2,600 surgeons, in the U.S. and 36 other countries.
Our iFuse Implant System includes a series of patented titanium implants and the instruments we have developed to enable surgeons to perform the procedure. Surgeons place our implants across the sacroiliac joint, either from a lateral approach through the iliac bones into the sacrum, or from a posterior approach through the sacrum and into the iliac bones. Surgeons typically use three iFuse implants to fuse a sacroiliac joint in the lateral procedure, and one iFuse implant in each sacroiliac joint, typically alongside another device crossing the joint and joining to the spinal construct.
Our first-generation iFuse implant has a triangular cross section that resists twisting or rotation of the implant within the bone within which it is implanted, regardless of the surgical approach and technique used to place the implants. The triangular shape of our implants helps stabilize the joint, and the implants’ porous surface facilitates biologic fixation of the bone onto the implant, or bony ongrowth and ingrowth, that results in fusion. The implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw, and the large porous surface area of our implants allows for bony ingrowth. We hold issued patents on implants with cross-sections of many non-round shapes, including the triangular shape of our first-generation iFuse implant. We also hold issued patents for the method of placing those implants across the sacroiliac joint, as well as other parts of the spine and pelvis.
We introduced our second-generation implant, iFuse-3D, in 2017. This patented titanium implant combines the triangular cross-section of the iFuse implant with the proprietary 3D-printed porous surface and fenestrated design. This design also allows the surgeon to fill the implant with ground-up bone before implantation, which some surgeons believe accelerates bone through-growth and biological fixation. iFuse-3D implants have shown positive bony ingrowth, ongrowth and through-growth and in animal studies, whether or not ground-up bone is used. We hold issued patents on 3D-printed triangular implants with fenestrations, or holes, which allow bone to grow into and through the implants.
In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse-3D implants for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint. For this indication, surgeons typically use the posterior approach, through the sacrum and into the iliac bones, which we call the Bedrock technique. We received CE marking and began marketing iFuse for this indication and surgical technique in Europe in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular iFuse implants to support our trauma program.
In February 2021, we received clearance from the FDA for iFuse-TORQ, a 3D-printed portfolio of threaded implants designed to meet the needs of pelvic trauma and minimally invasive sacroiliac joint fusion applications. iFuse-TORQ is targeted to address an unmet clinical need for low energy pelvic ring fractures and chronic sacroiliac joint pain after high energy pelvic ring trauma. iFuse-TORQ also provides an opportunity for us to capture competitive screw business for minimally invasive sacroiliac joint fusions.
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

Impact of COVID-19 Pandemic
The global COVID-19 pandemic presents significant risks to us and has impacted, and continues to impact, our business, operations, and financial results and condition, directly and indirectly, including, without limitation, impacts on: the health of our management and employees; our manufacturing, distribution, marketing and sales operations; our research and development activities, including clinical activities; and customer and patient behaviors.
Access to many hospitals and other customer sites continues to be impacted by prevalence of COVID-19, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and ambulatory surgery centers have in the past suspended and may continue to suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers reside. Quarantines, shelter-in-place, elective procedure moratoria and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. Periodic resurgence of the COVID-19 pandemic negatively impacted our revenues at various periods throughout 2020 and 2021 as evidenced by case deferrals attributed to COVID-19.
We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in operations and limited support functions worked from our Santa Clara headquarters throughout the pandemic, following appropriate hygiene and social distancing protocols. To reduce risk to our employees and families from potential exposure to COVID-19, other staff in our Santa Clara headquarters worked from home. We also restricted non-essential travel to protect the health and safety of our employees and customers. Starting June 15, 2021, we began the return to work for many of our headquarter-based personnel based upon new guidelines from the State of California. In December 2021, amid the rising cases related to the Omicron variant, we again required non-essential staff to work remotely. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.
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
The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Item 1A - Risk Factors.”
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

Leverage our sales force
We have made significant investments in our sales force since our initial public offering in 2018. We have built a valuable sales team, and we believe they are the key to expand the market and deliver revenue growth. We limited new sales force hiring in the second and third quarter of 2020 due to uncertainty from the COVID-19 pandemic and focused on sales force productivity during this period, but resumed hiring of salespeople in the fourth quarter of 2020 and into 2021.
As of December 31, 2021, our U.S. sales force consisted of 85 territory sales managers and 65 clinical support specialists directly employed by us and 59 third-party distributors, compared to 64 territory sales managers and 58 clinical support specialists directly employed by us and 41 third-party distributors as of December 31, 2020. As of December 31, 2021, our international sales force consisted of 20 sales representatives directly employed by us and 32 exclusive third-party distributors, compared to 20 sales representatives directly employed by us and 31 exclusive third-party distributors as of December 31, 2020.

Increase surgeon activity and training
Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of December 31, 2021 and 2020, in the U.S. more than 1,800 surgeon and 1,600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of December 31, 2021 and 2020, more than 700 surgeons and 600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future.
The COVID-19 pandemic has challenged our traditional method of hands-on cadaveric and dry-lab training. Therefore, in addition to utilizing a virtual education series for surgeons and mid-level practitioners for training activities, we began using the SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator for training purposes. Starting in July 2020 we began deploying the SImulators to cover all US regions and European subsidiaries and had 24 SImulators in our offices and the field as of the date of this report.

Launch new products
Our Bedrock technique is used in the treatment of adult spinal deformity. We introduced this technique in June 2019 for use in the fusion of the sacroiliac joints in conjunction with a multi-segment spinal fusion, or long construct, procedure. The Bedrock technique utilizes our proprietary triangular iFuse implants, with one implant placed across each sacroiliac joint (for a total of two implants per case) using a posterior approach, through the sacrum, across the sacroiliac joint, and into the ilium. The Bedrock technique differs from our traditional iFuse procedure, whereby three iFuse Implants are placed across one sacroiliac joint via a lateral transarticular approach through the ilium and into the sacrum. The Bedrock technique is performed to increase stability at the base of a long construct. Biomechanical testing has shown that iFuse Implants placed in this position reduce sacroiliac joint motion by approximately 30% in conjunction with a long construct. We received CE mark clearance for the promotion of the Bedrock technique in Europe in November 2019 and we launched the promotion of this technique in select European markets in December 2019.
In addition, we received FDA clearance for our new trauma product, iFuse-TORQ, in the first quarter of 2021. iFuse-TORQ is a highly differentiated 3D-printed threaded implant for pelvic trauma and minimally invasive sacroiliac joint fusion applications. Relative to competitive trauma products, iFuse-TORQ is roughly two times stronger in bending and requires 10 times the rotational resistance, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives surgeons confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. Furthermore, iFuse-TORQ has a larger surface area for bone ingrowth than competitive trauma products and was specifically designed to allow for osteointegration. The addition of iFuse-TORQ to our product portfolio will allow us to serve a significant unmet need for patients with pelvic trauma, as well as sacroiliac joint dysfunction and degeneration.
Engage key opinion leaders
We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in over 160 academic programs in the U.S., resulting in the training of over 850 surgical residents and fellows since August 1, 2018.

Leverage broad coverage
We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S.
As of December 31, 2021, substantially all U.S. payors reimburse for sacroiliac joint fusion. As of December 31, 2021, over 35 U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence.

Effective July 3, 2021, Centene established positive coverage for minimally invasive SI joint fusion. Centene is a major intermediary for both government-sponsored and privately insured health care programs and covers more than 25 million members. Anthem adopted coverage guidelines that are exclusive to triangular titanium implants for minimally invasive SI joint fusion which begin taking effect on July 30, 2021. Anthem is the second largest private payor in the U.S. with over 40 million members. Effective October 1, 2021, UnitedHealthcare has changed its minimally invasive SI joint fusion policy from covering all devices to covering exclusively our triangular titanium implants. UnitedHealthcare is the largest commercial payor in the U.S. with over 45 million members. With this updated policy, UnitedHealthcare joins more than 35 other health plans that collectively cover approximately 160 million insured, requiring the use of titanium triangular implants for minimally invasive SI joint fusion. We believe that the full impact of each coverage decision grows over time as surgeons gain confidence that they will receive reimbursement for the majority of their diagnosed patients. With recent payor decisions, over 300 million people in the U.S. now have access to minimally invasive SI joint fusion, representing nearly universal coverage of the procedure.

Components of Results of Operations
Revenue
We generate most of our revenue from sales of iFuse triangular titanium implants. Our revenue from sales of implants fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, seasonality, and the impact of COVID-19. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals and ambulatory surgical centers, or ASCs. Further, revenue results can differ based upon the mix of business between U.S. and international sales and mix of our products either delivered at the point of implantation at the hospital or other medical facilities or delivered through distributors or to hospitals where the products were ordered in advance of the procedure. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
Starting March 2020, the impact of COVID-19 pandemic on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of our implants and instrument sets. Cost of goods sold consists primarily of costs of the components of implants and instruments, instrument set depreciation, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase.
Our gross profit and gross margin are affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins.
Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. During the second quarter of 2020, we took steps to reduce variable expenses that were ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We returned to more normalized spending levels in the fourth quarter of 2020 and throughout 2021. We intend to make investments to execute our strategic plans and operational initiatives. We anticipate operating expenses will continue to increase to support our growth.
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

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs, accretion of final fees on the Solar and SVB Term Loan and the loss on extinguishment on the Pharmakon and Solar Term loan.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying consolidated financial statements:

	Year ended December 31, 2021		Year ended December 31, 2020
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$90,152	100%	$73,387	100%
Cost of goods sold	10,428	12%	8,902	12%
Gross profit	79,724	88%	64,485	88%
Operating expenses:
Sales and marketing	93,884	104%	73,790	101%
Research and development	12,441	14%	9,459	13%
General and administrative	25,069	28%	19,803	27%
Total operating expenses	131,394	146%	103,052	141%
Loss from operations	(51,670)	(58)%	(38,567)	(53)%
Interest and other income (expense), net:
Interest income	186	—%	1,097	1%
Interest expense	(5,365)	(6)%	(6,101)	(8)%
Other income (expense), net	277	—%	(126)	—%
Net loss	$(56,572)	(64)%	$(43,697)	(60)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year ended December 31, 2021		Year ended December 31, 2020
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$82,739	92%	$68,118	93%
International	7,413	8%	5,269	7%
	$90,152	100%	$73,387	100%

Comparison of the years ended December 31, 2021 and 2020
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands except for percentages)
Revenue	$90,152	$73,387	$16,765	23%
Cost of goods sold	10,428	8,902	1,526	17%
Gross profit	$79,724	$64,485	$15,239	24%
Gross margin	88%	88%

Revenue. The increase in revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 comprised a $14.6 million increase in our U.S. revenue and an increase of $2.1 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, higher number of sales personnel as we continue to invest in our sales organization and increased active surgeons, which benefited from the use of our SImulator to train both new surgeons and re-engage inactive surgeons. This increase was partially offset by lower average selling prices in the U.S. Fiscal year 2021 continued to be impacted by deferral of elective surgeries due to COVID-19, but the impact was lower compared to the deferral of elective cases in fiscal year 2020.
Gross Profit and Gross Margin. Gross profit increased $15.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 driven by higher revenue. Gross margin remained consistent at 88% for the year ended December 31, 2021 compared to the prior year mainly due to higher employee related costs of $0.8 million to support the growth of the business, partially offset by $0.8 million decrease in inventory write-downs due to the write-down of iFuse related inventory in 2020 resulting from the faster than anticipated adoption of iFuse-3D.
Operating Expenses:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$93,884	$73,790	$20,094	27%
Research and development	12,441	9,459	2,982	32%
General and administrative	25,069	19,803	5,266	27%
Total operating expenses	$131,394	$103,052	$28,342
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to (a) increases in employee related costs, commissions and stock-based compensation of $11.2 million driven by increased headcount and higher revenues, (b) higher consulting fees of $1.1 million associated with more surgeon training programs and (c) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $7.8 million.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to an increase of $1.6 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $1.4 million due to consulting, clinical study and research and development activities driven by investments in our product roadmap and progress of our SILVIA clinical trial.
General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was due to an increase of $3.4 million in employee related costs and stock-based compensation driven by increased headcount, and an increase of $1.9 million in consulting, accounting and audit fees primarily associated with SOX compliance requirements.
Interest and Other Income (Expense), Net:

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(in thousands, except for percentages)
Interest income	$186	$1,097	$(911)	(83)%
Interest expense	(5,365)	(6,101)	736	(12)%
Other income (expense), net	277	(126)	403	nm
Total interest and other income (expense), net	$(4,902)	$(5,130)	$228	(4)%
*not meaningful
Interest Income. The decrease in interest income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.

Interest Expense. The decrease in interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to $1.0 million of lower interest associated with the SVB Term Loan and Solar Term Loan in 2021 compared to the Pharmakon and Solar Term Loans in 2020, offset in part by the loss on extinguishment of the Solar Term Loan of $1.8 million in 2021 compared to the loss on extinguishment of the Pharmakon Term Loan of $1.5 million in 2020.
Other Income (Expense), Net. Other income, net increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to foreign currency fluctuations.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and marketable securities of $147.0 million compared to $196.4 million as of December 31, 2020. We have financed our operations through our public offerings and debt financing arrangements. As of December 31, 2021 and 2020 we had $35.0 million and $39.5 million outstanding debt, respectively.
As of December 31, 2021, we had an accumulated deficit of $295.8 million. During the years ended December 31, 2021 and 2020, we incurred a net loss of $56.6 million and $43.7 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the economic impact of the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
Term Loan
The outstanding debt as of December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated
August 12, 2021, entered into by us with Silicon Valley Bank (“SVB”). Pursuant the Loan and Security Agreement with SVB, SVB provided a term loan with an aggregate principal amount of $35.0 million to us. Prior to Loan and Security Agreement with SVB, our outstanding debt was related to a $40.0 million term loan (the “Solar Term Loan”) with Solar Capital Partners (“Solar”) entered into in May 2020. In accordance with the Loan and Security Agreement with SVB, we paid in full and terminated the Loan and Security Agreement with Solar, which we accounted for as debt extinguishment in accordance with the accounting standards. As of December 31, 2021 and 2020, there was no amount available that could be borrowed under the applicable credit facility. We paid in full the principal outstanding and final fee totaling of $41 million and terminated the Solar Term Loan in August 2021.
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

The Loan Agreement includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2021, we were in compliance with all debt covenants. Though there are uncertainties surrounding the impact of the COVID-19 pandemic that may impact our future revenue, we believe that we have sufficient cash and cash equivalents to meet the minimum liquidity requirements in the foreseeable succeeding periods.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with SVB, operating lease obligations and purchase obligations with some of our suppliers. Expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$35,700	$—	$24,792	$10,908	$—
Interest obligations (2)	5,356	2,040	3,119	197	—
Operating leases	6,186	1,620	3,035	1,521	10
Purchase obligations	1,194	1,194	—	—	—
Total	$48,436	$4,854	$30,946	$12,626	$10

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 5.75% as of December 31, 2021.

This compared to $59.2 million of contractual obligations as of December 31, 2020.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020	$ Change
	(in thousands, except for percentages)
Net cash provided by (used in):
Operating activities	$(39,533)	$(30,662)	$(8,871)
Investing activities	51,580	(62,916)	114,496
Financing activities	(1,711)	136,401	(138,112)
Effects of exchange rate changes on cash and cash equivalents	(498)	323	(821)
Net increase in cash and cash equivalents	$9,838	$43,146	$(33,308)

Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 of $39.5 million resulted from cash outflows due to net loss of $56.6 million, adjusted for $22.8 million of non-cash items and cash outflows from changes in operating assets and liabilities of $5.7 million. Net cash used in operation activities for the year ended December 31, 2020 of $30.7 million resulted from cash outflows due to net loss of $43.7 million, adjusted for $15.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $2.5 million. The increase in net loss, net of non-cash items for the year ended December 31, 2021 compared to the year ended December 31, 2020 was mainly due to the higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for year ended December 31, 2021 were primarily due to higher inventory build-up related to our iFuse-TORQ implants and timing of accounts receivable collections due to the increase in revenue in the fourth quarter of 2021, an increase in prepaid expenses due to higher prepaid insurance related to annual insurance premiums, and a decrease in accounts payable due to the timing of vendor payments, partially offset by an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals. Net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2020 were primarily due to timing of prepayments of certain expenses, higher accounts receivable due to the timing of collections, higher inventory due to the timing of inventory build-up, higher accounts payable due to timing of vendor payments, and a decrease in accrued liabilities and other due to timing of payments
Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities in the year ended December 31, 2021 was $51.6 million compared to net cash used in investing activities of $62.9 million in the year ended December 31, 2020. Net cash provided by investing activities for the year ended December 31, 2021 consisted of maturities of our marketable securities, net of purchases of $58.0 million, partially offset by purchases of property and equipment of $6.4 million related to individual components in instrument to support increased case volumes and the launch of iFuse-TORQ, as well as capitalized costs related to the new lease in Santa Clara. Net cash used in investing activities for the year ended December 31, 2020 consisted of maturities of our marketable securities, net of purchases of $60.4 million, partially offset by purchases of property and equipment of $2.6 million for individual components in instrument sets.
Cash Provided by (Used In) Financing Activities
Cash used in financing activities in the year ended December 31, 2021 was $1.7 million and includes the paydown of our debt by $5.0 million and $1.6 million of other payments associated with refinancing of our debt, partially offset by proceeds from the issuance of common stock under our stock-based incentive compensation plans of $4.9 million. This compares to the cash provided by financing activities in the year ended December 31, 2020 of $136.4 million which consisted of proceeds, net of underwriting discounts, commissions and offering costs of $134.6 million from our follow-on public offerings in January and October 2020 and proceeds from the issuance of common stock under our stock-based incentive compensation plans of $3.4 million, partially offset by payments associated with refinancing of our debt of $1.6 million.

Critical Accounting Policies, Significant Judgments, and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. We base our estimates on our historical experience, current market conditions and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe that the accounting policy discussed below is critical to understanding our historical and future performance, as it relates to the more significant area involving management's judgments. For more comprehensive discussion of our significant accounting policies, refer to “Note 2 - Summary of Significant Account Policies” in the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.
Revenue Recognition
We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) effective January 1, 2019. The adoption of ASC 606 did not have a material effect on our revenue recognition. We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and distributors throughout the U.S. and Europe. In accordance with ASC 606, we recognize revenue when control is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
As it relates to majority of our revenue consisting of product sales where our sales representative delivers the product at the point of implantation at hospital or medical facilities, we recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. We also generate a small portion of our revenue from sale of products through distributors and hospital or medical facilities where the product is ordered in advance of a procedure. The performance obligation is the delivery of the product and therefore, we recognize revenue upon shipment to the customers, net of rebates and price discounts. We account for rebates and price discounts as reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, we have agreements in place consisting of either a master services agreement or an approved price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. We also have agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. Our standard payment terms are generally net 30 to 90 days. We consider sales commissions and related expenses as incremental and recoverable costs of acquiring customer contracts. Our sales commissions paid to our sales representatives commensurate for each surgery performed. The period of benefit is concurrent when we recognize our revenue, as such, we also recognize sales commission as expense when incurred.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
    While we became a large accelerated filer as of December 31, 2021, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations until our quarterly report for the three-month period ending March 31, 2022. As a result, we are not required to provide the information otherwise required by this Item.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – U.S. Implantation Product Sales
As described in Note 2 to the consolidated financial statements, product sales where the Company’s sales representative delivers the product at the point of implantation at the hospital or medical facilities represent the majority of the Company's consolidated revenue. The Company’s consolidated revenue was $90.2 million for the year ended December 31, 2021, of which, $82.7 million is related to the U.S. Management recognizes the revenue from these sales upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company’s consolidated revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition, U.S. implantation product sales is a critical audit matter is the high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product sales upon completion of the procedure and authorization by the customer. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, proof of implantation, and subsequent cash receipts, where applicable, for confirmations not returned, and (iv) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP
San Jose, California
March 1, 2022

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,419	$53,581
Short-term investments	83,560	142,851
Accounts receivable, net of allowance for credit losses of $264 and $263, respectively	14,246	13,611
Inventory	11,498	5,633
Prepaid expenses and other current assets	3,143	2,565
Total current assets	175,866	218,241
Property and equipment, net	8,992	4,527
Operating lease right-of-use assets	5,248	—
Other non-current assets	400	374
TOTAL ASSETS	$190,506	$223,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,198	$3,271
Accrued liabilities and other	12,353	10,199
Operating lease liabilities, current portion	1,339	—
Total current liabilities	16,890	13,470
Long-term borrowings	34,973	39,455
Operating lease liabilities, net of current portion	4,166	—
Other long-term liabilities	57	854
TOTAL LIABILITIES	56,086	53,779

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,674,085 and 32,583,220 shares issued and outstanding, respectively	3	3
Additional paid-in capital	429,914	408,113
Accumulated other comprehensive income	352	524
Accumulated deficit	(295,849)	(239,277)
TOTAL STOCKHOLDERS’ EQUITY	134,420	169,363
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,506	$223,142
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$90,152	$73,387
Cost of goods sold	10,428	8,902
Gross profit	79,724	64,485
Operating expenses:
Sales and marketing	93,884	73,790
Research and development	12,441	9,459
General and administrative	25,069	19,803
Total operating expenses	131,394	103,052
Loss from operations	(51,670)	(38,567)
Interest and other income (expense), net:
Interest income	186	1,097
Interest expense	(5,365)	(6,101)
Other income (expense), net	277	(126)
Net loss	(56,572)	(43,697)
Other comprehensive income (loss):
Unrealized loss of marketable securities	(31)	(59)
Changes in foreign currency translation	(141)	119
Comprehensive loss	$(56,744)	$(43,637)

Net loss per share, basic and diluted	$(1.71)	$(1.50)

Weighted-average number of common shares used to compute basic and diluted net loss per share	33,145,930	29,059,171
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	25,163,803	$3	$258,121	$464	$(195,580)	$63,008
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	6,613,560	—	134,616	—	—	134,616
Issuance of common stock upon exercise of stock options, net of shares withheld	323,701	—	1,463	—	—	1,463
Issuance of common stock related to employee stock purchase plan	137,377	—	1,915	—	—	1,915
Issuance of common stock upon vesting of restricted stock units	344,779	—	—	—	—	—
Stock-based compensation	—	—	11,927	—	—	11,927
Vesting of early exercised stock options	—	—	71	—	—	71
Foreign currency translation	—	—	—	119	—	119
Net unrealized loss on marketable securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(43,697)	(43,697)
Balances as of December 31, 2020	32,583,220	3	408,113	524	(239,277)	169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	369,375	—	2,565	—	—	2,565
Issuance of common stock related to employee stock purchase plan	147,295	—	2,343	—	—	2,343
Issuance of common stock upon vesting of restricted stock units	574,195	—	—	—	—	—
Stock-based compensation	—	—	16,866	—	—	16,866
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—		(141)		(141)
Net unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(56,572)	(56,572)
Balances as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(56,572)	$(43,697)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	16,866	11,927
Depreciation and amortization	2,086	1,130
Bad debt expense	14	234
Accretion of discount on marketable securities	1,294	115
Realized gain on marketable securities	—	(46)
Amortization of debt issuance costs	288	292
Loss on extinguishment of debt	1,848	1,534
Loss on sale and disposal of property and equipment	399	376
Changes in operating assets and liabilities
Accounts receivable	(569)	(2,186)
Inventory	(5,784)	(274)
Prepaid expenses and other assets	(594)	(136)
Accounts payable	(532)	835
Accrued liabilities and other	1,723	(766)
Net cash used in operating activities	(39,533)	(30,662)
Cash flows from investing activities
Maturities of marketable securities	159,990	104,716
Sales of marketable securities	—	14,095
Purchases of marketable securities	(102,021)	(179,166)
Purchases of property and equipment	(6,389)	(2,561)
Net cash (used in) provided by investing activities	51,580	(62,916)
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	134,616
Proceeds from debt financing	35,000	45,297
Repayments of debt financing	(41,000)	(45,297)
Payments of debt issuance costs	(111)	(750)
Payments of prepayment penalty and lender fees	(508)	(843)
Proceeds from the exercise of common stock options	2,565	1,463
Proceeds from issuance of common stock under employee stock purchase plan	2,343	1,915
Net cash (used in) provided by financing activities	(1,711)	136,401
Effect of exchange rate changes on cash and cash equivalents	(498)	323
Net increase in cash and cash equivalents	9,838	43,146
Cash and cash equivalents at
Beginning of year	53,581	10,435
End of year	$63,419	$53,581
Supplemental disclosure of cash flow information
Cash paid for interest	$3,230	$4,276
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	27	71
Unpaid purchases of property and equipment	509	26
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company introduced its first generation iFuse implant in 2009 in the U.S., in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world.
In the first quarter of 2020, the Company received $63.0 million of net proceeds from its first follow-on public offering of 4,300,000 shares of the Company's common stock, of which 2,490,053 shares were offered and sold by the Company, and the exercise of underwriter's option to purchase from the Company an additional 645,000 shares of the Company's common stock, at a public offering price of $21.50 per share. The total public offering costs incurred in connection with the follow-on offering were allocated based on the gross proceeds received by the Company and the selling stockholders on a pro-rated basis. Public offering cost of $0.4 million allocated to selling of shares by the Company was charged against the gross proceeds received from the follow-on offering. Public offering costs of $0.2 million allocated to selling of shares by the selling stockholders was recognized as transaction costs within general and administrative expenses on the consolidated statements of operations in the year ended December 31, 2020.
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
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures involving the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. While the Company has not experienced material disruptions to its supply chain to date, certain of its third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, primarily related to the instruments. As a result, the Company is continuing to work closely with its manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled "Risk Factors" in this report. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segments

 The Company's chief operating decision makers are the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The CEO and the CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Year Ended December 31,
	2021	2020
	(in thousands)
United States	$82,739	$68,118
International	7,413	5,269
	$90,152	$73,387
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Marketable Securities
The Company's marketable securities primarily consist of investments in money market funds, U.S. treasury securities, corporate bonds and commercial paper. All of the Company's marketable securities are available-for-sale and are classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original or remaining maturity is more than twelve months. All marketable securities are recorded at their estimated fair value. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that the Company will be required to sell the potentially impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. For the years ended December 31, 2021 and 2020, the allowance for credit losses activity was not significant.
The movement in the allowance for credit losses was as follows:

	Year ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of year	$263	$238
Provision	14	234
Write-offs	(13)	(209)
Balance at end of year	$264	$263
Inventory
Inventory is stated at lower of cost or net realizable value. The Company establishes the inventory basis by determining the cost based on standard costs approximating the purchase costs on a first-in, first-out basis. The excess and obsolete inventory is estimated based on future demand and market conditions. Inventory write-downs are charged to cost of goods sold.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. Through December 31, 2021 and 2020, the Company has not experienced impairment losses on its long-lived assets.
Leases
The Company determines if an arrangement is a lease at inception. The classification of leases is evaluated at commencement and, as necessary, at modification. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. The Company does not have any material finance leases in any of the periods presented.
Under Accounting Standards Update ("ASU") 2016-02, Leases Topic 842 ("Topic 842"), operating lease expense is recognized on a straight-line basis over the term of the lease. Variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The lease term represents the non-cancelable period of the lease. For certain leases, the Company has an option to extend the lease term. These renewal options are not considered in the remaining lease term unless it is reasonably certain that the Company will exercise such options.
The Company elected certain practical expedients under Topic 842 which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company uses its headquarters in the U.S. ("parent entity")’s incremental borrowing rates as the treasury operations are managed centrally by the parent entity.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and distributors throughout the U.S. and Europe.
The Company adopted the revenue standard in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) effective for the fiscal year ended December 31, 2019. Revenue is recognized when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through distributors and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either the customer contract or agreed price list, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an agreed price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.
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
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2021 and 2020.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $1.2 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively.
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
•Expected Volatility - The expected volatility is measured using the historical daily changes in the market price of the Company's common stock over a period consistent with the expected term.
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

Prior to the Company's initial public offering (“IPO”), the fair value of the shares of the Company's common stock has historically been determined by its Board of Directors since there were no public market information available for the Company's common stock. The estimated fair value of the Company's common stock was determined at each valuation date in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to its IPO, the Company uses the market closing price for its common stock as reported on the Nasdaq Global Market on the date of grant.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, restricted stock units and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, common stock options and warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.
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
Recently Adopted Accounting Standards
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of 2021, the Company adopted Topic 842 for leases, using the modified retrospective method, applying Topic 842 to all leases existing at the date of initial application. The Company elected to use the effective date of January 1, 2021 as the date of initial application. Under the modified retrospective method, balances and disclosures prior to January 1, 2021 have not been restated. The Company elected certain practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification. The adoption of ASC 842 had a material impact on the consolidated balance sheet as the standard requires the Company to measure and recognize a right of use asset and lease liability. The Company recognized $3.8 million of operating lease liabilities and approximately $3.5 million of operating lease right-of-use assets on the consolidated balance sheet as of January 1, 2021. The difference between the operating lease right-of-use assets and operating lease liabilities represented the existing deferred rent liability balance as of the adoption date of $0.3 million. The adoption of the standard did not have a material impact on the consolidated statement of operations and comprehensive loss and there was no impact to cash from or used in operating, financing or investing activities on the consolidated statement of cash flows. The adoption of ASC Topic 842 had no income tax impact to the financial statements. The Company accounted for the basis differences arising from ASC Topic 842 adoption in deferred taxes which was offset by a valuation allowance.

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). FASB issued ASU 2019-05 in May 2019, ASU 2019-08 and ASU 2019-11 in November 2019 for codification improvements of Topic 326. In November 2019, the FASB issued ASU 2019-10, which defers the effective date of ASU 2016-13 for public companies that are eligible to be smaller reporting companies and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. ASU 2016-13 revises the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses for certain financial instruments and financial assets. For trade receivables, the Company is required to estimate lifetime expected credit losses. For available-for-sale debt securities, the Company will recognize an allowance for credit losses rather than a reduction to the carrying value of the asset. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2021 on a modified retrospective basis. The Company adopted this standard effective for the year ended December 31, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted
In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” ("ASU 2021-04") which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this update on its consolidated financial statements. While the Company does not expect the adoption of ASU 2021-04 to materially impact the Company's consolidated financial statements and related disclosures because it does not currently anticipate modifications to its outstanding equity-classified written call options, the impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The table below summarizes the marketable securities:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$57,829	$—	$—	$57,829
Cash equivalents	57,829	—	—	57,829

U.S. treasury securities	28,064	—	(16)	28,048
Corporate bonds	31,558	4	(23)	31,539
Commercial paper	23,973	—	—	23,973
Short-term investments	83,595	4	(39)	83,560
Total marketable securities	$141,424	$4	$(39)	$141,389

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$45,948	$—	$—	$45,948
Commercial paper	1,400	—	—	1,400
Cash equivalents	47,348	—	—	47,348

U.S. treasury securities	74,779	4	(7)	74,776
Corporate bonds	8,940	4	(6)	8,938
Commercial paper	59,137	—	—	59,137
Short-term investments	142,856	8	(13)	142,851

Total marketable securities	$190,204	$8	$(13)	$190,199
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of December 31, 2021 and 2020, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets during the year ended December 31, 2021 and 2020.

The Company elected to present accrued interest receivable separately from short-term and long-term investments on its consolidated balance sheets. Accrued interest receivable was $0.3 million as of December 31, 2021, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the twelve months ended December 31, 2021 and 2020.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$57,829	$—	$—	$57,829
U.S. treasury securities	28,048	—	—	28,048
Corporate bonds	—	31,539	—	31,539
Commercial paper	—	23,973	—	23,973
Total marketable securities	$85,877	$55,512	$—	$141,389

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$45,948	$—	$—	$45,948
U.S. treasury securities	74,776	—	—	74,776
Corporate bonds	—	8,938	—	8,938
Commercial paper	—	60,537	—	60,537
Total marketable securities	$120,724	$69,475	$—	$190,199
5. Balance Sheet Components
Inventory
As of December 31, 2021 and 2020, inventory consisted entirely of finished goods.
Property and Equipment, net:

	December 31, 2021	December 31, 2020
	(in thousands)
Machinery and equipment	$10,573	$6,342
Construction in progress	3,657	1,692
Computer and office equipment	916	714
Leasehold improvements	503	503
Furniture and fixtures	309	233
	15,958	9,484
Less: Accumulated depreciation and amortization	(6,966)	(4,957)
	$8,992	$4,527

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.3 million and construction costs related to the lease in Santa Clara of $0.4 million. Depreciation expense was $2.1 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively.
Accrued Liabilities and Other:

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and related expenses	$10,055	$9,175
Accrued professional services	995	511
Others	1,303	513
	$12,353	$10,199
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively.
Effective April 30, 2021, the Company terminated its office lease in Mannheim, Germany, and commenced a new lease that can be terminated at any time with six months written notice to the landlord. Further, the Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2022 to 2027.
In August 2021, the Company signed a new lease for 19,534 square feet of research and development and warehouse space in Santa Clara, California. The term of the new lease commenced on November 1, 2021 and will terminate on October 31, 2026, with an option to renew for one additional three year term.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

December 31, 2021
(in thousands)
Operating lease expense	$1,181
Variable lease expense	266
Total lease expense	$1,447

Cash paid for amounts included in the measurement of operating lease liabilities	$1,225
Leased assets obtained in exchange for new operating lease liabilities	$2,896

Weighted average remaining lease term (in years)	3.98
Weighted average discount rate	5.75%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2021 was as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	(in thousands)
2022	$1,620
2023	1,544
2024	1,491
2025	990
2026	531
Thereafter	10
Total operating lease payments	$6,186
Less: imputed interest	(681)
Total operating lease liabilities	$5,505

As of December 31, 2021, the Company had no operating lease liabilities that had not commenced.
As required, the following disclosure is provided for periods prior to adoption of Topic 842. Minimum lease commitments as of December 31, 2020 that had initial or remaining lease terms in excess of one year were as follows:

Year Ending December 31,	(in thousands)
2021	$1,081
2022	1,001
2023	908
2024	893
2025	381
Thereafter	24
$4,288

Rent expense charged to operations under operating leases totaled approximately $1.2 million for the year ended December 31, 2020.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $1.2 million and $0.3 million as of December 31, 2021 and 2020, respectively.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Legal Contingencies
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any material legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Borrowings

Term Loan

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	December 31, 2021	December 31, 2020
	(in thousands)
Principal outstanding and final fee	$35,700	$41,000
Less: Unamortized debt issuance costs	(100)	(661)
Unaccreted value of final fee	(627)	(884)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$34,973	$39,455
Classified as:
Long-term borrowings	$34,973	$39,455
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
The outstanding debt as of December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and nine months ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, the Company will be required to make monthly principal amortization payments. The Company may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and —% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all the Company's assets other than the Company's intellectual property. The Company is also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The effective interest rate related to the SVB Term Loan and Solar Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Solar Term Loan) was 6.3% and 10.3%, respectively, for the year ended December 31, 2021. The effective interest rate related to the Pharmakon Term Loan and Solar Term Loan were 12.4% and 10.6%, respectively, for the year ended December 31, 2020.
The table below summarizes the future principal and final fee payments under the SVB Term Loan as of December 31, 2021:

Year ending December 31,	(in thousands)
2022	$—
2023	7,292
2024	17,500
2025	10,908
2026	—
Total principal and final fee payments	$35,700
The Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2021, the Company was in compliance with all debt covenants.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, established the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), whereby certain small businesses were eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company met the requirements to apply for the PPP loan given that the Company has less than 500 employees and the business was negatively impacted by COVID-19. The Company submitted its application and was approved for the SBA program and received the proceeds from the PPP loan amounting to $5.3 million on April 21, 2020, pursuant to a Promissory Note with Silicon Valley Bank (“SVB”). In light of the subsequent clarifications from the U.S. government on the eligibility criteria, the Company determined it was appropriate to repay the entire amount of the PPP loan. Accordingly, on April 29, 2020, the Company repaid in full the PPP loan and correspondingly terminated the Promissory Note.
The CARES Act also allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. As of December 31, 2021, the Company recorded a liability of $0.5 million related to the deferral of the social security taxes that is included in accrued liabilities in the consolidated balance sheet. As of December 31, 2020, the Company recorded a total liability of $1.0 million related to the deferral of the social security taxes of which $0.5 million is included in each accrued liabilities and other and other long-term liabilities in the consolidated balance sheet.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Warrants

The table below summarizes common stock warrants issued and outstanding at December 31, 2021 and 2020:

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
9. Common and Preferred Stock
The Company's certificate of incorporate as amended and restated in October 2018, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2021 and 2020 were 33,674,085 shares and 32,583,220 shares, respectively. As of December 31, 2021 and 2020, there was no preferred stock issued and outstanding.
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
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. As of December 31, 2021, a total of 3,520,102 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2022, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 1,683,704 shares.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,718,971	$8.02
Granted	26,236	$17.31
Exercised	(323,701)	$4.52
Canceled and forfeited	(15,549)	$17.07
Outstanding as of December 31, 2020	2,405,957	$8.54
Exercised	(369,375)	$6.94
Canceled and forfeited	(27,069)	$15.85
Outstanding as of December 31, 2021	2,009,513	$8.73	4.90	$27,089
Options vested and exercisable as of December 31, 2021	1,870,352	$7.81	4.73	$26,933
Options vested and expected to vest as of December 31, 2021	2,031,988	$8.61	5.12	$27,633
The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 amounted to $8.1 million and $5.6 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2021 represents the difference between the exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2021 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$2.11	-	$3.69	405,476	2.45	$3.36	405,476	$3.36
$3.70	-	$4.41	517,272	3.98	$4.30	517,272	$4.30
$4.42	-	$5.31	423,154	5.36	$4.67	421,812	$4.67
$5.32	-	$20.51	254,817	6.44	$11.71	235,053	$11.29
$20.52	-	$22.00	408,794	7.04	$22.00	290,739	$22.00
			2,009,513	4.90	$8.73	1,870,352	$7.81
There were no stock options granted during the year ended December 31, 2021. The table below summarizes the weighted average grant date fair value per share and the assumptions used to estimate the grant date fair value using the Black-Scholes option-pricing model of the stock options granted during the periods presented:

	Year ended December 31,
	2020
Weighted average grant date fair value per share	$8.16
Expected term (years)	5.5	to	7
Expected volatility	46.7%	to	47.2%
Risk-free interest rate	1.6%	to	1.6%
Dividend yield	—%

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, there was $1.4 million of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 1.0 years.

Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 SOP are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of December 31, 2021, the Company had no shares subject to repurchase. As of December 31, 2020, the Company had a total 5,836 shares of common stock subject to repurchase under the 2008 SOP.
Restricted Stock Units

The following table summarizes restricted stock units activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2019	543,041	$19.72
Granted	1,016,432	$20.17
Vested	(344,779)	$19.87
Canceled and forfeited	(49,399)	$19.73
Outstanding as of December 31, 2020	1,165,295	$20.07
Granted	1,187,143	$28.46
Vested	(574,195)	$21.76
Canceled and forfeited	(211,721)	$24.76
Outstanding as of December 31, 2021	1,566,522	$25.17
As of December 31, 2021, there was a total unrecognized compensation cost of $32.6 million. These costs are expected to be recognized over a period of approximately 2.7 years.
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
As of December 31, 2021, a total of 884,155 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2022, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 336,741 shares.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 147,295 shares and 137,377 shares under the ESPP during the years ended December 31, 2021 and 2020, respectively, representing approximately $2.3 million and $1.9 million in employee contributions. As of December 31, 2021 and 2020, total accumulated ESPP related employee payroll deductions amounted to $0.3 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2021 and 2020, the Company recognized $0.8 million and $1.2 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2021, the unrecognized compensation cost for the ESPP was $0.3 million.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2021			2020
Expected term (years)	0.5			0.5	to	1.0
Expected volatility	48.8%	to	49.5%	38.3%	to	79.4%
Risk-free interest rate	0.04%	to	0.07%	0.10%	to	1.60%
Dividend yield	—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cost of goods sold	$530	$331
Sales and marketing	8,448	5,527
Research and development	1,710	1,139
General and administrative	6,178	4,930
	$16,866	$11,927
11. Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board of Directors. Effective January 1, 2019, the Company made a discretionary matching contribution equal to dollar for dollar employee contribution, up to 3% eligible compensation of the employee, with a maximum annual contribution from the Company of one thousand dollars per employee. Further, in order for an employee to receive the matching contribution, the employee must be at least 21 years old, work at least 1,000 hours per year, and must be employed by the Company at the beginning through the end of the year. For the years ended December 31, 2021 and 2020, the Company made $0.2 million contributions to the 401(k) plan.
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2021	2020
	(in thousands, except share and per share data)
Net loss	$(56,572)	$(43,697)

Weighted-average shares used to compute basic and diluted net loss per share	33,145,930	29,059,171

Net loss per share, basic and diluted	$(1.71)	$(1.50)

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

	Year Ended December 31,
	2021	2020
Stock options	2,009,513	2,405,957
Restricted stock units	1,566,522	1,165,295
Shares subject to repurchase	—	5,836
ESPP purchase rights	61,264	83,040
Common stock warrants	118,122	118,122
	3,755,421	3,778,250
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Domestic	$(57,035)	$(41,708)
Foreign	463	(1,989)
Loss before income taxes	$(56,572)	$(43,697)
There was no provision for income taxes recorded for the years ended December 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Federal	$12,994	$9,855
State	1,878	2,711
Foreign	461	583
Total deferred income taxes	15,333	13,149
Change in deferred tax valuation allowance	(15,333)	(13,149)
Net deferred income tax	$—	$—
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2021	2020
Tax at statutory federal rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(3.3)%	(6.2)%
Tax credits	(0.8)%	(0.7)%
Change in deferred tax valuation allowance	27.1%	30.1%
Stock compensation	(1.7)%	(1.2)%
Foreign rate differences	0.1%	(1.3)%
Other	(0.4)%	0.3%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net operating loss carryforwards	$66,015	$52,331
Research and development credits	3,837	3,160
Accruals and reserves	1,994	2,669
Interest limitation	3,995	2,781
Stock compensation	2,728	2,395
Depreciation and amortization	152	117
Operating lease liabilities	1,376	—
Total deferred tax assets	80,097	63,453
Operating lease right-of-use assets	(1,311)	—
Total deferred tax liabilities	(1,311)	—
Less: Valuation allowance	(78,786)	(63,453)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the years ended December 31, 2021 and 2020:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$63,453	$50,304
Net changes during the period	15,333	13,149
Ending balance	$78,786	$63,453
As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $255.5 million and $203.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2029, and the state NOL carryforward began to expire in 2021.
As of December 31, 2021, the Company had credit carryforwards of approximately $3.2 million and $2.9 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.
The Company updated its Section 382 ownership change analysis through December 31, 2020 and determined that the last ownership change was in February 2020 due to the follow-offering. The analysis concluded that no additional NOL carryforwards will expire due to the Section 382 limitation from the ownership change for both federal and state tax purposes. The Company maintains the reduction of $1.4 million of its NOL carryforwards from the previous ownership change. The equity shift between December 31, 2020 to December 31, 2021 was not material, considering the changes in the outstanding number of shares during the period. The Company reasonably believes no additional ownership change occurred in the current year. The Company will continually assess the need to update its Section 382 ownership change analysis, as the Company may experience ownership changes in the future that could materially limit its ability to use its NOL carryforwards.
The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred the payment of an employer's share of social security taxes through December 31, 2021 of $0.5 million.
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
On February 9, 2022, Governor Gavin Newsom signed California Senate Bill 113 (SB 113) into law. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. The new tax law should be accounted for under ASC 740 in the period of enactment (2022) but is not expected to have a material impact on the Company’s tax provision due to its taxable loss position.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2021 and 2020 consisted of the following:

	Year ended December 31,
	2021	2020
	(in thousands)
Balance at beginning of the year	$1,513	$1,287
Increases related to tax positions taken prior to current year	817	—
Increases related to current year's tax positions	325	226
Balance at end of the year	$2,655	$1,513

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2021 and 2020. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2021 and 2020. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the years ended December 31, 2021 and 2020, the Company expensed $29,000 and $118,000, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the consolidated statement of operations. There was no outstanding liabilities to SeaSpine as of December 31, 2021.
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

Supplementary Data
Selected Quarterly Consolidated Financial Data (Unaudited)
Pursuant to the amendments to Item 302 of Regulation S-K, since we do not have any material retrospective change to the statements of comprehensive income for any of the quarters within the two most recent fiscal years either individually or in the aggregate, we are not required to disclose the quarterly financial data.

Schedule II - Valuation and Qualifying Accounts

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As of December 31, 2021, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our CFO have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in "Internal Control-Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance”, and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance”, respectively, in our 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2022 Proxy Statement.

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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.5	10/5/2018
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7#	Manufacturing, Quality and Supply Agreement, dated January 31, 2017, between the Registrant and rms Company and Addendum No. 1 dated July 7, 2017.	S-1	333-227445	10.6	9/20/2018
10.8+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.9+	Offer Letter Agreement, dated February 19, 2015, between the Registrant and Michael A. Pisetsky	S-1	333-227445	10.8	9/20/2018
10.10+	Letter Regarding Change to Employment Terms, dated June 20, 2016, between the Registrant and Michael A. Pisetsky.	S-1	333-227445	10.9	9/20/2018
10.11+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.12	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018

10.13	Addendum No. 2 to Manufacturing, Quality and Supply Agreement, dated July 1, 2020, between the Registrant and rsm Company.	10-K	001-38701	10.16	3/10/2021
10.14#	Amended and Restated Manufacturing, Quality and Supply Agreement, dated June 11, 2021, between the Registrant and rms Company	10-Q	001-38701	10.4	8/4/2021
10.14	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.15+	Form of Restricted Stock Unit Grant Notice and Award Agreement.	S-1	333-227445	10.30	9/20/2018
10.16+	Amendment to Restricted Stock Units of Laura Francis	10-Q	001-38701	10.2	11/12/2019
10.17+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021
10.18+	2020 Non-Employee Directors' Compensation Policy	10-K	001-38701	10.22	3/10/2021
10.19	Loan and Security Agreement, dated May 29, 2020, between SI-BONE, Inc. and Solar Capital Ltd., as collateral agent, and the lenders from time to time party thereto.	10-Q	001-38701	10.1	8/4/2020
10.20+	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	10-K	001-38701	10.24	3/10/2021
10.21+	Offer Letter Agreement, dated April 19, 2021, between the Registrant and Helen Loh	10-Q	001-38701	10.2	5/4/2021
10.22+	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura	10-Q	001-38701	10.3	5/4/2021
10.23	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.24	Loan and Security Agreement, dated August 12, 2021, between SI-BONE, Inc. and Silicon Valley Bank	10-Q	001-38701	10.1	11/9/2021
10.25+	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffery Dunn	10-Q	001-38701	10.2	11/9/2021
10.26+	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021
10.27+	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.2	4/20/2021
10.28+	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-38701	10.1	1/20/2022
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(c) See Item 15(a)2 above.
Item 16.    Form 10-K Summary.

Not provided.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SI-BONE, Inc.

Date: March 1, 2022	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date: March 1, 2022	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura A. Francis, and Michael A. Pisetsky, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Laura A. Francis	Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 1, 2022
Laura A. Francis

/s/ Anshul Maheshwari	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Anshul Maheshwari

/s/ Timothy E. Davis, Jr.	Lead Independent Director, Director	March 1, 2022
Timothy E. Davis, Jr.

/s/ Jeffrey W. Dunn	Executive Chairman, Director	March 1, 2022
Jeffrey W. Dunn

/s/ John G. Freund, M.D.	Director	March 1, 2022
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	March 1, 2022
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	March 1, 2022
Gregory K. Hinckley

/s/ Helen Loh	Director	March 1, 2022
Helen Loh

/s/ Mika Nishimura	Director	March 1, 2022
Mika Nishimura

/s/ Keith C. Valentine	Director	March 1, 2022
Keith C. Valentine