Form 10-Q
period 2022-03-31
SI-BONE, Inc.
filed 2022-05-10
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 33,913,049 as of April 29, 2022.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27,329	$63,419
Short-term investments	103,402	83,560
Accounts receivable, net of allowance for doubtful accounts of $258 and $264, respectively	12,682	14,246
Inventory	14,705	11,498
Prepaid expenses and other current assets	3,143	3,143
Total current assets	161,261	175,866
Property and equipment, net	10,276	8,992
Operating lease right-of-use assets	4,917	5,248
Other non-current assets	395	400
TOTAL ASSETS	$176,849	$190,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,998	$3,198
Accrued liabilities and other	9,169	12,353
Operating lease liabilities, current portion	1,286	1,339
Total current liabilities	15,453	16,890
Long-term borrowings	35,024	34,973
Operating lease liabilities, net of current portion	3,889	4,166
Other long-term liabilities	45	57
TOTAL LIABILITIES	54,411	56,086

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 33,872,363 and 33,674,085 shares issued and outstanding, respectively	3	3
Additional paid-in capital	435,590	429,914
Accumulated other comprehensive income	104	352
Accumulated deficit	(313,259)	(295,849)
TOTAL STOCKHOLDERS’ EQUITY	122,438	134,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,849	$190,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$22,439	$20,442
Cost of goods sold	2,983	2,200
Gross profit	19,456	18,242
Operating expenses:
Sales and marketing	25,605	20,922
Research and development	3,580	2,955
General and administrative	7,139	5,940
Total operating expenses	36,324	29,817
Loss from operations	(16,868)	(11,575)
Interest and other income (expense), net:
Interest income	73	61
Interest expense	(561)	(1,064)
Other income (expense), net	(54)	336
Net loss	$(17,410)	$(12,242)
Other comprehensive income (loss):
Changes in foreign currency translation	—	(115)
Unrealized gain (loss) on marketable securities	(248)	21
Comprehensive loss	$(17,658)	$(12,336)

Net loss per share, basic and diluted	$(0.52)	$(0.37)

Weighted-average number of common shares used to compute basic and diluted net loss per share	33,792,326	32,691,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507
Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	$3	$435,590	$104	$(313,259)	$122,438

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	$3	$412,753	$430	$(251,519)	$161,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(17,410)	$(12,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,507	4,030
Depreciation and amortization	713	340
Accretion of discount on marketable securities	244	331
Amortization of debt issuance costs	51	88
Loss on sale and disposal of property and equipment	31	104
Changes in operating assets and liabilities:
Accounts receivable	1,603	581
Inventory	(3,178)	(1,725)
Prepaid expenses and other assets	12	20
Accounts payable	2,086	1,059
Accrued liabilities and other	(3,171)	(1,945)
Net cash used in operating activities	(13,512)	(9,359)
Cash flows from investing activities
Maturities of marketable securities	25,000	33,200
Purchases of marketable securities	(45,334)	(38,346)
Purchases of property and equipment	(2,274)	(1,976)
Net cash used in investing activities	(22,608)	(7,122)
Cash flows from financing activities
Proceeds from the exercise of stock options	169	601
Net cash provided by financing activities	169	601
Effect of exchange rate changes on cash and cash equivalents	(139)	(337)
Net decrease in cash and cash equivalents	(36,090)	(16,217)
Cash and cash equivalents at
Beginning of period	63,419	53,581
End of period	$27,329	$37,364
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$—	$9
Unpaid purchases of property and equipment	241	1,195
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements primarily includes the fair value of performance-based restricted stock unit awards. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to these accounting policies, except for the accounting policy related to performance-based restricted stock unit awards noted below that was added to the Company’s significant accounting policies in the first quarter of 2022.
Performance-Based Restricted Stock Unit Awards
The Company grants restricted stock unit awards subject to market and service vesting conditions to certain executive officers. This type of grant consists of the right to receive shares of common stock, subject to achievement of time-based criteria and certain market performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors. For these awards that are subject to market performance, the fair value is determined based on the number of shares granted and a Monte Carlo valuation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed. Stock-based compensation expense is recognized ratably over the requisite service period.
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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	$20,367	$18,770
International	2,072	1,672
	$22,439	$20,442
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a lease right-of-use asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. In the fourth quarter of 2021, the Company adopted ASU 2016-02 using the modified retrospective method with the effective date of January 1, 2021. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 as presented in its March 31, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on January 1, 2021. The condensed consolidated financial statements for the three months ended March 31, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its March 31, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated balance sheet as of January 1, 2021:

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
	(in thousands)
ASSETS
Operating lease right-of-use assets	$—	$3,507	$3,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Operating lease liabilities, current portion	—	852	852
Operating lease liabilities, net of current portion	—	2,933	2,933
Accrued liabilities and other	10,199	(345)	9,854
Accumulated deficit	(239,277)	68	(239,209)
The adoption of Topic 842 did not have any other material impact on the condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021. The new standard went effective on January 1, 2022, and it did not impact the Company's consolidated financial statements and related disclosures.
In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” ("ASU 2021-04") which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The new standard went effective on January 1, 2022, and it did not impact the Company's consolidated financial statements and related disclosures.
Recently Accounting Standards Not Yet Effective
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors. In addition, ASU 2022-02 also requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements and related disclosures.

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

The table below summarizes the marketable securities:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$16,778	$—	$—	$16,778
U.S. treasury securities	5,000	—	—	5,000
Cash equivalents	21,778	—	—	21,778

U.S. treasury securities	57,286	—	(168)	57,118
Corporate bonds	27,414	—	(116)	27,298
Commercial paper	18,986	—	—	18,986
Short-term investments	103,686	—	(284)	103,402
Total marketable securities	$125,464	$—	$(284)	$125,180

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$57,829	$—	$—	$57,829
Cash equivalents	57,829	—	—	57,829

U.S. treasury securities	28,064	—	(16)	28,048
Corporate bonds	31,558	4	(23)	31,539
Commercial paper	23,973	—	—	23,973
Short-term investments	83,595	4	(39)	83,560
Total marketable securities	$141,424	$4	$(39)	$141,389

The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the three months ended March 31, 2022 and 2021, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.3 million as of March 31, 2022, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of March 31, 2022 or December 31, 2021.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Fair Value Measurement
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. There were no other financial assets and liabilities that require fair value hierarchy measurements and disclosures for the periods presented.
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$16,778	$—	$—	$16,778
U.S. treasury securities	62,118	—	—	62,118
Corporate bonds	—	27,298	—	27,298
Commercial paper	—	18,986	—	18,986
Total marketable securities	$78,896	$46,284	$—	$125,180

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$57,829	$—	$—	$57,829
U.S. treasury securities	28,048	—	—	28,048
Corporate bonds	—	31,539	—	31,539
Commercial paper	—	23,973	—	23,973
Total marketable securities	$85,877	$55,512	$—	$141,389

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of March 31, 2022, inventory consisted of finished goods of $13.9 million and work-in-progress of $0.8 million. As of December 31, 2021, inventory consisted of finished goods.
Property and Equipment, net:

	March 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$11,209	$10,573
Construction in progress	3,844	3,657
Computer and office equipment	924	916
Leasehold improvements	1,630	503
Furniture and fixtures	309	309
	17,916	15,958
Less: Accumulated depreciation and amortization	(7,640)	(6,966)
	$10,276	$8,992

As of March 31, 2022, construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.8 million. Depreciation expense was $0.7 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Liabilities and Other:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and related expenses	$7,250	$10,055
Accrued professional services	497	995
Others	1,422	1,303
	$9,169	$12,353
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Balance at beginning of year	$264	$263
Provision	—	14
Write-offs	(6)	(13)
Balance at end of year	$258	$264
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025 and a building used for research and development and warehouse space in Santa Clara, California which expires in October 2026. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Further, the Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2022 to 2027.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(in thousands)	(in thousands)
Operating lease expense	$409	$282
Variable lease expense	104	42
Total lease expense	$513	$324

Cash paid for amounts included in the measurement of operating lease liabilities	$408	$285
Leased assets obtained in exchange for new operating lease liabilities	$—	$37

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.76	3.98
Weighted average discount rate	5.75%	5.75%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2022 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2022	$1,213
2023	1,544
2024	1,491
2025	990
2026	531
Thereafter	10
Total operating lease payments	5,779
Less: imputed interest	(604)
Total operating lease liabilities	$5,175

As of March 31, 2022, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.6 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively.

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	March 31, 2022	December 31, 2021
	(in thousands)
Principal outstanding and final fee	$35,700	$35,700
Less: Unamortized debt issuance costs	(93)	(100)
Unaccreted value of final fee	(583)	(627)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,024	$34,973
Classified as:
Long-term borrowings	$35,024	$34,973

In May 29, 2020, the Company entered into a term loan with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). The Solar Term Loan bore interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan included an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through June 1, 2025. The Company was also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan, which was fully earned by Solar on the effective date of the Loan and Security Agreement with Solar. With respect to the Solar Term Loan, this final fee was due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance or (iii) its full prepayment, refinancing, substitution or replacement. The Company paid in full and terminated the Solar Term Loan in August 2021. The effective interest rate related to the Solar Term Loan for the three months ended March 31, 2021 was 10.6%.

The outstanding debt as of March 31, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2022. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, the Company will be required to make monthly principal amortization payments. The Company

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all the Company's assets other than the Company's intellectual property. The Company is also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the Maturity Date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan. The effective interest rate related to the SVB Term Loan was 6.3% for three months ended March 31, 2022.
The table below summarizes the future principal and final fee payments under the SVB Term Loan as of March 31, 2022:

Year ending December 31,	(in thousands)
Remainder of 2022	$—
2023	7,292
2024	17,500
2025	10,908
2026	—
Total principal and final fee payments	$35,700
The Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of March 31, 2022, the Company was in compliance with all debt covenants.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $0.5 million related to the deferral of the social security taxes that is included in the accrued liabilities and other in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	2,009,513	$8.73
Exercised	(34,798)	4.85
Canceled and forfeited	(11,355)	14.46
Outstanding as of March 31, 2022	1,963,360	9.86
As of March 31, 2022, the unrecognized compensation cost related to stock options was $1.0 million, which is expected to be recognized over a period of approximately 0.8 years.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the three months ended March 31, 2022 and 2021.
Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of March 31, 2022 and December 31, 2021, the Company had no shares subject to repurchase.
Restricted Stock Units
Restricted stock units (“RSUs”) are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date.
In January 2022, the Company granted performance-based restricted stock unit awards subject to market and service vesting conditions to certain executive officers under SI-BONE's 2018 Equity Incentive Plan (“PSUs”). The shares subject to the PSUs vest over a three-year performance period beginning January 1, 2022 and ending December 31, 2024. The actual number of PSUs that will vest in each measurement period will be determined by the Compensation Committee based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Median Peer Companies (as defined in the award agreement). The grant date fair value of each stock award with a market condition was determined using the Monte Carlo valuation model. The table below summarizes the assumptions used to estimate the grant date fair value of the PSUs granted:

	Three Months Ended March 31, 2022
Expected volatility of common stock	48.9%	to	58.7%
Expected volatility of peer companies	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.13)	to	1.00
Risk-free interest rate	0.4%	to	1.2%
Dividend yield	—%	to	1.0%
The table below summarizes RSU and PSU activity for the three months ended March 31, 2022:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,566,522	$25.17	—	$—
Granted	1,001,111	21.99	155,596	19.50
Vested	(163,480)	25.27	—	—
Canceled and forfeited	(94,869)	23.86	—	—
Outstanding as of March 31, 2022	2,309,284	23.84	155,596	19.50
As of March 31, 2022, the unrecognized compensation cost related to the RSUs was $45.4 million, which is expected to be recognized over a period of approximately 3.0 years. As of March 31, 2022, the unrecognized compensation cost related to the PSUs was $2.7 million, which is expected to be recognized over a period of approximately 2.8 years.
Employee Stock Purchase Plan
The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company did not issue any shares under ESPP during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, total accumulated ESPP related employee payroll deductions amounted to $1.3 million and $0.3 million which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of goods sold	$123	$174
Sales and marketing	2,594	1,899
Research and development	633	419
General and administrative	2,157	1,538
	$5,507	$4,030

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Net loss	$(17,410)	$(12,242)

Weighted-average shares used to compute basic and diluted net loss per share	33,792,326	32,691,578

Net loss per share, basic and diluted	$(0.52)	$(0.37)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Stock options	1,963,360	2,311,932
Restricted stock units	2,309,284	1,844,125
Shares subject to repurchase	—	3,889
ESPP purchase rights	61,264	101,282
Common stock warrants	118,122	118,122
	4,452,030	4,379,350

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended March 31, 2022 and 2021, the Company expensed $6,225 and $10,000, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations. The outstanding liability to SeaSpine as of March 31, 2022 amounted to $6,225, recorded within accounts payable in the condensed consolidated balance sheet. There was no outstanding liability to SeaSpine as of December 31, 2021.
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

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2022 and 2021. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to addresss sacroiliac joint dysfunction and degeneration, adult deformity, pelvic ring traumatic fractures. Since we introduced iFuse in 2009, as of March 31, 2022, more than 65,000 procedures have been performed by over 2,700 surgeons in the U.S. and 36 other countries.
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

Access to many hospitals and other customer sites was impacted by prevalence of COVID-19, which negatively impacts our ability to promote the use of our products with physicians. Additionally, many hospitals and ambulatory surgery centers have in the past suspended and may suspend in the future, many elective procedures, resulting in a reduced volume of procedures using our products. Our customer behavior is impacted by the prevalence of COVID-19 and changes in the infection rates in the locations where our customers reside. Quarantines, shelter-in-place, elective procedure moratoria and similar government orders have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. Periodic resurgence of the COVID-19 pandemic negatively impacted our revenues at various periods throughout 2021 and 2022 as evidenced by case deferrals attributed to COVID-19.

We have taken a variety of steps to address the impact of the COVID-19 pandemic, while attempting to minimize business disruption. Essential staff in operations and limited support functions worked from our Santa Clara headquarters throughout the pandemic, following appropriate hygiene and social distancing protocols. To reduce risk to our employees and families from potential exposure to COVID-19, other staff in our Santa Clara headquarters worked from home. We also restricted non-essential travel to protect the health and safety of our employees and customers. Starting June 15, 2021, we began the return to work for many of our headquarter-based personnel based upon new guidelines from the State of California. In December 2021, amid the rising cases related to the Omicron variant, we again required non-essential staff to work remotely until the level of cases subsided. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

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

The existence and further duration of the COVID-19 pandemic may also further exacerbate certain risks as described in “Part II- Item 1A - Risk Factors” below.

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
As of March 31, 2022, our U.S. sales force consisted of 88 territory sales managers and 66 clinical support specialists directly employed by us and 66 third-party distributors, compared to 75 territory sales managers and 52 clinical support specialists directly employed by us and 44 third-party distributors as of March 31, 2021. As of March 31, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 31 exclusive third-party distributors, compared to 21 sales representatives directly employed by us and 28 exclusive third-party distributors as of March 31, 2021.

Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of March 31, 2022 and 2021, in the U.S., more than 1,800 surgeons and 1,600 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of each of March 31, 2022 and 2021, more than 700 surgeons have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 7,500 target surgeons in the U.S., as well as international surgeons for training in the future.

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

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in over 175 academic programs in the U.S., resulting in the training of over 940 surgical residents and fellows since August 1, 2018.

Leverage broad coverage

We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S.
As of March 31, 2022, substantially all U.S. payors reimburse for sacroiliac joint fusion. As of March 31, 2022, a significant number of U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. During the second quarter of 2020, we took steps to reduce variable expenses that were ineffective and slowed down hiring due to the impact to our revenue from COVID-19. We returned to more normalized spending levels starting in the fourth quarter of 2020. We intend to make investments to execute our strategic plans and operational initiatives. We anticipate operating expenses will continue to increase to support our growth.

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
Interest Expense
Interest expense is primarily related to borrowings, amortization of debt issuance costs and accretion of final fees on the Solar and SVB Term Loan.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$22,439	100%	$20,442	100%
Cost of goods sold	2,983	13%	2,200	11%
Gross profit	19,456	87%	18,242	89%
Operating expenses:
Sales and marketing	25,605	114%	20,922	102%
Research and development	3,580	16%	2,955	14%
General and administrative	7,139	32%	5,940	29%
Total operating expenses	36,324	162%	29,817	145%
Loss from operations	(16,868)	(75)%	(11,575)	(56)%
Interest and other income (expense), net:
Interest income	73	—%	61	—%
Interest expense	(561)	(3)%	(1,064)	(5)%
Other income (expense), net	(54)	—%	336	2%
Net loss	$(17,410)	(78)%	$(12,242)	(59)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2022		2021
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$20,367	91%	$18,770	92%
International	2,072	9%	1,672	8%
	$22,439	100%	$20,442	100%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$22,439	$20,442	$1,997	10%
Cost of goods sold	2,983	2,200	783	36%
Gross profit	$19,456	$18,242	$1,214	7%
Gross margin	87%	89%

Revenue. The increase in revenue for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 comprised a $1.6 million increase in our U.S. revenue and an increase of $0.4 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, higher number of sales personnel as we continue to invest in our sales organization and increased active surgeons, which benefited from the use of our SImulator to train both new surgeons and re-engage inactive surgeons. This increase was partially offset by lower average selling prices in the U.S.

Gross Profit and Gross Margin. Gross profit increased $1.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, mainly driven by higher revenue. The gross margin was 87% for the three months ended March 31, 2022 as compared to 89% for the three months ended March 31, 2021. Gross margin decreased in the first quarter 2022 due to an increase in cost of operations to support the growth of the business.

Operating Expenses:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$25,605	$20,922	$4,683	22%
Research and development	3,580	2,955	625	21%
General and administrative	7,139	5,940	1,199	20%
Total operating expenses	$36,324	$29,817	$6,507	22%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to (a) increases in employee related costs, commissions and stock-based compensation of $3.0 million driven by increased headcount and higher revenues, (b) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $1.5 million and (c) higher consulting fees of $0.2 million associated with more surgeon training programs and surgeon consulting fees.
Research and Development Expenses. The increase in research and development expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase of $0.4 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.2 million due to increased clinical study, research and development activities and facilities costs.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase of $1.0 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.2 million in consulting, accounting and audit fees associated with SOX compliance requirements.

Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$73	$61	$12	20%
Interest expense	(561)	(1,064)	503	(47)%
Other income (expense), net	(54)	336	(390)	(116)%
Total interest and other expense, net	$(542)	$(667)	$125	(19)%
Interest Income. The increase in interest income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to lower interest associated with the SVB Term Loan compared to the Solar Term Loan.
Other Income (Expense), Net. Other income, net decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to foreign currency fluctuations.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and marketable securities of $130.7 million compared to $147.0 million as of December 31, 2021. We have financed our operations primarily through our public offerings and debt financing arrangements. As of March 31, 2022 and December 31, 2021, we had $35.0 million in outstanding debt.
As of March 31, 2022, we had an accumulated deficit of $313.3 million, compared to $295.8 million as of December 31, 2021. During the three months ended March 31, 2022, we incurred a net loss of $17.4 million. During the years ended December 31, 2021 and 2020, we incurred a net loss of $56.6 million and $43.7 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the economic impact of the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.

Term Loan
In May 29, 2020, we entered into a term loan with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). We paid in full and terminated the Solar Term Loan in August 2021.
The outstanding debt as of March 31, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”). We used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. We recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2022. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on our achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, we will be required to make monthly principal amortization payments. We may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all our assets other than our intellectual property. We are also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The Loan Agreement includes affirmative and negative covenants applicable to us and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of March 31, 2022, we were in compliance with all debt covenants.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with SVB, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the 2021 Form 10-K filed with the SEC on March 1, 2022. As of March 31, 2022, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$35,700	$—	$24,792	$10,908	$—
Interest obligations (2)	5,064	1,604	3,255	205
Operating lease obligations	5,779	1,213	3,035	1,521	10
Purchase obligations	637	637	—	—	—
Total	$47,180	$3,454	$31,082	$12,634	$10

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 6.0% as of March 31, 2022.

This compared to $48.4 million of contractual obligations as of December 31, 2021 .

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(13,512)	$(9,359)	$(4,153)
Investing activities	(22,608)	(7,122)	(15,486)
Financing activities	169	601	(432)
Effects of exchange rate changes on cash and cash equivalents	(139)	(337)	198
Net increase (decrease) in cash and cash equivalents	$(36,090)	$(16,217)	$(19,873)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2022 of $13.5 million resulted from cash outflows due to a net loss of $17.4 million, adjusted for $6.5 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $2.6 million. Net cash used in operating activities for the three months ended March 31, 2021 of $9.4 million resulted from cash outflows due to a net loss of $12.2 million, adjusted for $4.9 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $2.0 million. The increase in net loss, net of non-cash items for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants and higher accrued liabilities and others due to timing of other third-party payments and higher compensation and benefits accruals, partly offset primarily by an increase in accounts receivable due to timing of collections and an increase in accounts payable due to timing of vendor payments. Cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants, timing of vendor payments, partly offsets by timing of collections of account receivables.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2022 was $22.6 million compared to $7.1 million in the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 consisted of purchases of our marketable securities, net of maturities of $20.3 million, and purchases of property and equipment of $2.3 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara. Net cash used in investing activities for the three months ended March 31, 2021 consisted of purchases of our marketable securities, net of maturities and sales of our marketable securities of $5.1 million and purchase of property and equipment of $2.0 million primarily related to individual components in instrument sets as we anticipated increased case volumes.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2022 was $0.2 million compared to $0.6 million in the three months ended March 31, 2021. For both periods, the cash provided was from the proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 1, 2022. There had been no material changes to the descriptions of these accounting policies, judgments and estimates. See Note 2 of Notes to Condensed Consolidated Financial Statements (Unaudited) for related discussions on updates on recently issued accounting pronouncements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks, including changes to foreign currency exchange rates and interest rates.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, have in the past, and may in the future, negatively affect our revenue and other operating results as expressed in U.S. dollars.
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three months ended March 31, 2022 and 2021 were not material.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned and market value on our cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, commercial paper and investment grade corporate debt securities. The market value of our marketable securities may decline if current market interest rates rise. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We do not make investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with our long-term debt that bears interest at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Rising interest rates will increase the amount of interest paid on this debt.
A hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $0.4 million for the three months ended March 31, 2022. Such losses would only be realized if we sold the investments prior to maturity.
A hypothetical 100 basis point increase in interest rates would increase the interest owed on our debt by $0.1 million for the three months ended March 31, 2022.
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
As of March 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations;
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
We have incurred net losses since our inception in 2008. For the three months ended March 31, 2022, we had a net loss of $17.4 million. For the years ended December 31, 2021 and 2020, we had net losses of $56.6 million and $43.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $313.3 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements may depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

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

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We have experienced shortages in certain raw materials and component inputs of our products, primarily surgical instruments, as suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials, components or instruments from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us.
In addition, many of our products require sterilization prior to sale, and our suppliers use contract sterilizers to perform this service. To the extent that these contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.
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

The American Medical Association (AMA) develops and maintains Current Procedural Terminology (CPT) codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. CPT codes are divided into three categories: Category I codes represent existing services or procedures that are widely used. Category II codes are supplemental tracking codes, and Category III codes are temporary codes that represent new technologies, services, and procedures. A Category III code does not have a payment rate established and reimbursement is at the payor’s discretion. CPT Code 27279, which describes minimally-invasive surgical fusion of the sacroiliac joint performed with our iFuse implants, is a Category I CPT code. As the number of products and surgical procedures to address sacroiliac joint dysfunction has expanded and diversified, we are aware that certain medical societies have requested that the AMA create a Category III CPT code representing some of these unproven technologies. If either the current or future procedures performed with our products are determined to be best described by a Category III CPT code, or if the levels of reimbursement for, and consistency of coverage associated with, procedures performed with our medical devices, either under the existing Category I CPT Code or under any newly created Category I or III CPT Code, could decrease which could make the procedures we support less attractive to healthcare professionals using our products.

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by two percent through 2030. However, COVID-19 relief support legislation suspended the 2% Medicare reductions from May 1, 2020 through April 1, 2022, and reduced the Medicare reductions to 1% from April 1 to June 30, 2022. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

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

As of March 31, 2022, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

Healthcare payors which have adopted sacroiliac joint fusion coverage policies exclusive to titanium triangles could reverse the exclusive nature of their policies and allow surgeons to use other types of products when performing sacroiliac fusion procedures. For example, on April 1, 2022, AIM, a clinical evidence evaluation organization which influences Anthem, among other payors, promulgated such a policy that is no longer exclusive to titanium triangles and which will become effective September 1, 2022. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, sales of our triangular iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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
As of March 31, 2022, our U.S. sales force consisted of 88 territory sales managers and 66 clinical support specialists directly employed by us, and 66 third-party distributors. As of March 31, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 31 third-party distributors, which together have had sales in 37 countries through March 31, 2022. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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
If we are unable to satisfy commercial demand for our products due to our inability to assemble and test, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products.
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

We are not aware of an independent third-party study that reliably reports the potential market size for iFuse or cost savings as a result of the iFuse procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2022, we owned 46 issued U.S. patents and had 35 pending U.S. patent applications, and we owned 15 issued foreign patents and had 9 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of March 31, 2022, we have 18 registered trademarks in the U.S. and have filed for 9 more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.

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
As of December 31, 2021, we had net operating loss (“NOL”) carryforwards of $200.5 million and $165.0 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2028 and 2021, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.

The California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021 and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for NOL deductions disallowed by this provision will be extended. Given that we expect to be at a loss position in the current year, the new legislation will not impact our current year provision. We will continue to monitor the possible California NOLs and credit limitation in future periods.
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
There were no sales of unregistered equity securities during the three months ended March 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of shares or equity securities during the three months ended March 31, 2022.
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
There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 16, 2018. As of March 31, 2022, all of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.
10.1	Performance Stock Unit Grants to CEO and CFO	8-K	001-38701	Item 5.02	1/10/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 10, 2022.

SI-BONE, Inc.

Date:	May 10, 2022	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 10, 2022	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)