Form 10-Q
period 2022-06-30
SI-BONE, Inc.
filed 2022-08-09
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 34,305,039 as of July 31, 2022.

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
•our ability to develop and commercialize additional revenue opportunities, including new indications for use and new devices;
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
•our ability to access capital markets;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,319	$63,419
Short-term investments	90,095	83,560
Accounts receivable, net of allowance for doubtful accounts of $255 and $264, respectively	15,118	14,246
Inventory	16,484	11,498
Prepaid expenses and other current assets	2,325	3,143
Total current assets	148,341	175,866
Property and equipment, net	12,810	8,992
Operating lease right-of-use assets	4,611	5,248
Other non-current assets	385	400
TOTAL ASSETS	$166,147	$190,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,141	$3,198
Accrued liabilities and other	10,189	12,353
Current portion of long-term borrowings	—	—
Operating lease liabilities, current portion	1,342	1,339
Total current liabilities	16,672	16,890
Long-term borrowings	35,075	34,973
Operating lease liabilities, net of current portion	3,529	4,166
Other long-term liabilities	38	57
TOTAL LIABILITIES	55,314	56,086

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,221,614 and 33,674,085 shares issued and outstanding, respectively	3	3
Additional paid-in capital	442,570	429,914
Accumulated other comprehensive income	32	352
Accumulated deficit	(331,772)	(295,849)
TOTAL STOCKHOLDERS’ EQUITY	110,833	134,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,147	$190,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$25,585	$22,194	$48,024	$42,636
Cost of goods sold	3,465	2,375	6,448	4,575
Gross profit	22,120	19,819	41,576	38,061
Operating expenses:
Sales and marketing	28,843	23,084	54,448	44,006
Research and development	3,478	3,149	7,058	6,104
General and administrative	7,680	6,551	14,819	12,491
Total operating expenses	40,001	32,784	76,325	62,601
Loss from operations	(17,881)	(12,965)	(34,749)	(24,540)
Interest and other income (expense), net:
Interest income	136	46	209	107
Interest expense	(622)	(1,075)	(1,183)	(2,139)
Other income (expense), net	(146)	13	(200)	349
Net loss	$(18,513)	$(13,981)	$(35,923)	$(26,223)
Other comprehensive income (loss):
Changes in foreign currency translation	(14)	35	(14)	(80)
Unrealized gain (loss) on marketable securities	(58)	(5)	(306)	16
Comprehensive loss	$(18,585)	$(13,951)	$(36,243)	$(26,287)

Net loss per share, basic and diluted	$(0.54)	$(0.42)	$(1.06)	$(0.80)

Weighted-average number of common shares used to compute basic and diluted net loss per share	34,052,692	32,978,914	33,923,229	32,836,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507
Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	3	435,590	104	(313,259)	122,438
Issuance of common stock upon exercise of stock options, net of shares withheld	4,469	—	30	—	—	30
Issuance of common stock related to employee stock purchase plan	112,773	—	1,199	—	—	1,199
Issuance of common stock upon vesting of restricted stock units	232,009	—	—	—	—	—
Stock-based compensation	—	—	5,751	—	—	5,751
Foreign currency translation	—	—	—	(14)	—	(14)
Net unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(18,513)	(18,513)
Balance as of June 30, 2022	34,221,614	$3	$442,570	$32	$(331,772)	$110,833

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	3	412,753	430	(251,519)	161,667
Issuance of common stock upon exercise of stock options, net of shares withheld	140,917	—	650	—	—	650
Issuance of common stock related to employee stock purchase plan	104,861	—	1,566	—	—	1,566
Issuance of common stock upon vesting of restricted stock units	181,958	—	—	—	—	—
Stock-based compensation	—	—	4,257	—	—	4,257
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	35	—	35
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(13,981)	(13,981)
Balance as of June 30, 2021	33,236,270	$3	$419,235	$460	$(265,500)	$154,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(35,923)	$(26,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,258	8,287
Depreciation and amortization	1,505	845
Accretion of discount on marketable securities	515	721
Amortization of debt issuance costs	101	175
Loss on sale and disposal of property and equipment	105	125
Changes in operating assets and liabilities:
Accounts receivable	(720)	1,746
Inventory	(4,882)	(2,482)
Prepaid expenses and other assets	851	157
Accounts payable	936	554
Accrued liabilities and other	(2,099)	(1,415)
Net cash used in operating activities	(28,353)	(17,510)
Cash flows from investing activities
Maturities of marketable securities	48,000	56,977
Purchases of marketable securities	(55,356)	(43,337)
Purchases of property and equipment	(4,275)	(4,191)
Net cash (used in) provided by investing activities	(11,631)	9,449
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,199	1,566
Proceeds from the exercise of stock options	199	1,251
Net cash provided by financing activities	1,398	2,817
Effect of exchange rate changes on cash and cash equivalents	(514)	(212)
Net decrease in cash and cash equivalents	(39,100)	(5,456)
Cash and cash equivalents at
Beginning of period	63,419	53,581
End of period	$24,319	$48,125
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$—	$18
Unpaid purchases of property and equipment	1,593	106
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
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures involving the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. While the Company has not experienced material disruptions to its supply chain to date, certain of its third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, primarily related to the instruments. As a result, the Company is continuing to work closely with its manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic and global supply chain issues, including those discussed in the section entitled "Risk Factors" in this report. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic and global supply chain issues may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Performance-Based Restricted Stock Unit Awards
The Company grants restricted stock unit awards subject to market and service vesting conditions to certain executive officers. This type of grant consists of the right to receive shares of common stock, subject to achievement of time-based criteria and certain market-related performance goals over a specified period, as established by the Compensation Committee of the Company’s Board of Directors. For these awards that are subject to market-related performance, the fair value is determined based on the number of shares granted and a Monte Carlo valuation model, which incorporates the probability of the achievement of the market-related performance goals as part of the grant date fair value. If such performance goals are not ultimately met, the expense is not reversed. Stock-based compensation expense is recognized ratably over the requisite service period.
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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
United States	$23,771	$20,230	$44,137	$39,000
International	1,814	1,964	3,887	3,636
	$25,585	$22,194	$48,024	$42,636
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a lease right-of-use asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. In the fourth quarter of 2021, the Company adopted ASU 2016-02 using the modified retrospective method with the effective date of January 1, 2021. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 as presented in its June 30, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on January 1, 2021. The condensed consolidated financial statements for the three and six months ended June 30, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its June 30, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.
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
The adoption of Topic 842 did not have any other material impact on the condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021.
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

The table below summarizes the marketable securities:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$18,084	$—	$—	$18,084
Cash equivalents	18,084	—	—	18,084

U.S. treasury securities	56,156	—	(257)	55,899
Corporate bonds	20,285	—	(84)	20,201
Commercial paper	13,995	—	—	13,995
Short-term investments	90,436	—	(341)	90,095
Total marketable securities	$108,520	$—	$(341)	$108,179

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$57,829	$—	$—	$57,829
Cash equivalents	57,829	—	—	57,829

U.S. treasury securities	28,064	—	(16)	28,048
Corporate bonds	31,558	4	(23)	31,539
Commercial paper	23,973	—	—	23,973
Short-term investments	83,595	4	(39)	83,560
Total marketable securities	$141,424	$4	$(39)	$141,389

The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the six months ended June 30, 2022 and 2021, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.3 million as of June 30, 2022, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of June 30, 2022 or December 31, 2021.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$18,084	$—	$—	$18,084
U.S. treasury securities	55,899	—	—	55,899
Corporate bonds	—	20,201	—	20,201
Commercial paper	—	13,995	—	13,995
Total marketable securities	$73,983	$34,196	$—	$108,179

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$57,829	$—	$—	$57,829
U.S. treasury securities	28,048	—	—	28,048
Corporate bonds	—	31,539	—	31,539
Commercial paper	—	23,973	—	23,973
Total marketable securities	$85,877	$55,512	$—	$141,389

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of June 30, 2022, inventory consisted of finished goods of $15.9 million and work-in-progress of $0.6 million. As of December 31, 2021, inventory consisted of finished goods.
Property and Equipment, net:

	June 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$12,721	$10,573
Construction in progress	5,604	3,657
Computer and office equipment	909	916
Leasehold improvements	1,631	503
Furniture and fixtures	307	309
	21,172	15,958
Less: Accumulated depreciation and amortization	(8,362)	(6,966)
	$12,810	$8,992

As of June 30, 2022, construction in progress pertains to the cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.8 million and construction costs related to the new lease in Santa Clara of $1.8 million. Depreciation expense was $0.8 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued Liabilities and Other:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and related expenses	$7,927	$10,055
Accrued professional services	652	995
Others	1,610	1,303
	$10,189	$12,353
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Balance at beginning of year	$264	$263
Provision	—	14
Write-offs	(9)	(13)
Balance at end of year	$255	$264
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025 and a building used for research and development and warehouse space in Santa Clara, California which expires in

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

October 2026. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2022 to 2027.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$397	$263	$806	$546
Variable lease expense	119	65	223	106
Total lease expense	$516	$328	$1,029	$652

Cash paid for amounts included in the measurement of operating lease liabilities	$396	$281	$804	$566
Leased assets obtained in exchange for new operating lease liabilities	$77	$240	$77	$277

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.51	3.98
Weighted average discount rate	5.76%	5.75%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2022 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2022	$800
2023	1,555
2024	1,498
2025	993
2026	529
Thereafter	8
Total operating lease payments	5,383
Less: imputed interest	(512)
Total operating lease liabilities	$4,871

As of June 30, 2022, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.6 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively.

Indemnification

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	June 30, 2022	December 31, 2021
	(in thousands)
Principal outstanding and final fee	$35,700	$35,700
Less: Unamortized debt issuance costs	(85)	(100)
Unaccreted value of final fee	(540)	(627)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,075	$34,973
Classified as:
Long-term borrowings	$35,075	$34,973

In May 29, 2020, the Company entered into a term loan with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). The Solar Term Loan bore interest at a rate per annum equal to 9.40% plus London Interbank Offered Rate (“LIBOR”), payable monthly in arrears. LIBOR means the greater of (i) 0.33% or (ii) one-month LIBOR (or a comparable replacement rate to be determined by the collateral agent if the LIBOR is no longer available), which rate shall reset monthly. The Solar Term Loan included an interest-only period of 36 months through June 2023, and then repaid in equal monthly principal payments plus interest through June 1, 2025. The Company was also obligated to pay a final fee equal to $1.0 million or 2.5% of the aggregate principal amount of the Solar Term Loan, which was fully earned by Solar on the effective date of the Loan and Security Agreement with Solar. With respect to the Solar Term Loan, this final fee was due and payable on the earliest of (i) the maturity date, (ii) the acceleration of the loan balance or (iii) its full prepayment, refinancing, substitution or replacement. The Company paid in full and terminated the Solar Term Loan in August 2021. The effective interest rate related to the Solar Term Loan was 10.6% for three and six months ended June 30, 2021.

The outstanding debt as of June 30, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, the Company will be required to make monthly principal amortization payments. The Company may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all the Company's assets other than the Company's intellectual property. The Company is also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the Maturity Date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan. The effective interest rate related to the SVB Term Loan for the three and six months ended June 30, 2022 was 6.9% and 6.6%, respectively.
The table below summarizes the future principal and final fee payments under the SVB Term Loan as of June 30, 2022:

Year ending December 31,	(in thousands)
Remainder of 2022	$—
2023	7,292
2024	17,500
2025	10,908
2026	—
Total principal and final fee payments	$35,700
The Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of June 30, 2022, the Company was in compliance with all debt covenants.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $0.5 million related to the deferral of the social security taxes that is included in the accrued liabilities and other in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

8. Stock-Based Incentive Compensation Plans

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	2,009,513	$8.73
Exercised	(39,267)	5.09
Canceled and forfeited	(14,229)	12.36
Outstanding as of June 30, 2022	1,956,017	10.22
As of June 30, 2022, the unrecognized compensation cost related to stock options was $0.7 million, which is expected to be recognized over a period of approximately 0.5 years.

There were no stock options granted during the three and six months ended June 30, 2022 and 2021.
Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of June 30, 2022 and December 31, 2021, the Company had no shares subject to repurchase.
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

	Six Months Ended June 30, 2022
Expected volatility of common stock	48.9%	to	58.7%
Expected volatility of peer companies	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.13)	to	1.00
Risk-free interest rate	0.4%	to	1.2%
Dividend yield	—%	to	1.0%
The table below summarizes RSU and PSU activity for the six months ended June 30, 2022:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,566,522	$25.17	—	$—
Granted	1,130,467	21.30	155,596	19.50
Vested	(395,489)	24.88	—	—
Canceled and forfeited	(129,123)	23.81	—	—
Outstanding as of June 30, 2022	2,172,377	23.29	155,596	19.50
As of June 30, 2022, the unrecognized compensation cost related to the RSUs was $42.2 million, which is expected to be recognized over a period of approximately 2.8 years. As of June 30, 2022, the unrecognized compensation cost related to the PSUs was $2.3 million, which is expected to be recognized over a period of approximately 2.5 years.
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 112,773 and 104,861 shares under ESPP, representing approximately $1.6 million in employee contributions, for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of goods sold	$117	$129	$238	$303
Sales and marketing	2,746	2,125	5,340	4,024
Research and development	664	404	1,297	823
General and administrative	2,224	1,599	4,383	3,137
	$5,751	$4,257	$11,258	$8,287

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net loss	$(18,513)	$(13,981)	$(35,923)	$(26,223)

Weighted-average shares used to compute basic and diluted net loss per share	34,052,692	32,978,914	33,923,229	32,836,040

Net loss per share, basic and diluted	$(0.54)	$(0.42)	$(1.06)	$(0.80)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	1,956,017	2,147,895	1,956,017	2,147,895
Restricted stock units	2,172,377	1,719,364	2,172,377	1,719,364
Shares subject to repurchase	—	1,945	—	1,945
ESPP purchase rights	59,688	34,070	59,688	34,070
Common stock warrants	118,122	118,122	118,122	118,122
	4,306,204	4,021,396	4,306,204	4,021,396

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended June 30, 2022 and 2021, the Company expensed $— and $13,854, respectively, of the reimbursement charges from SeaSpine. For the six months ended June 30, 2022 and 2021, the Company expensed $6,225 and $23,854, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded an immaterial amount of royalty for the three and six months ended June 30, 2022. No royalties were recorded in fiscal year 2021.
The outstanding liability to SeaSpine as of June 30, 2022 was approximately $2,000 and was recorded within accrued liabilities and other in the condensed consolidated balance sheet. There was no outstanding liability to SeaSpine as of December 31, 2021

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2022 and 2021. The income taxes for the six months ended June 30, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and experimental expenditures that are paid or incurred in connection with their trade or business. Due to the expected tax loss, the provision did not have tax impact to the quarter. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of June 30, 2022 compared to December 31, 2021.

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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to address sacroiliac joint dysfunction and degeneration, adult deformity, pelvic ring traumatic fractures. Since we introduced iFuse in 2009, as of June 30, 2022, more than 71,000 procedures have been performed by over 2,800 surgeons in the U.S. and 37 other countries.
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
In February 2021, we received clearance from the FDA for iFuse-TORQ, a 3D-printed portfolio of threaded implants designed to meet the needs of pelvic trauma and minimally invasive sacroiliac joint fusion applications. iFuse-TORQ is targeted to address an unmet clinical need for low energy pelvic ring fractures and chronic sacroiliac joint pain after high energy pelvic ring trauma. iFuse-TORQ also provides an opportunity for us to capture competitive screw business for minimally invasive sacroiliac joint fusions. In June 2022, the FDA provided clearance for an additional indication to include acute, non-acute and non-traumatic fractures. Fractures covered in this clearance include pelvic fragility fractures, which are fractures related to low-energy traumatic events, and pelvic insufficiency fractures.
In May 2022, we received clearance from the FDA for the iFuse-Bedrock Granite Implant System. The iFuse-Bedrock Granite implant provides sacroiliac fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. The iFuse-Bedrock Granite is designated by the FDA as a breakthrough device and the Centers for Medicare and Medicaid Services has proposed a New Technology Add-on Payment for procedures that involve implanting this device.
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

Throughout the pandemic, we have taken a variety of steps to address the impact of the COVID-19 , while attempting to minimize business disruption. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

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
As of June 30, 2022, our U.S. sales force consisted of 85 territory sales managers and 76 clinical support specialists directly employed by us and 73 third-party distributors, compared to 74 territory sales managers and 59 clinical support specialists directly employed by us and 48 third-party distributors as of June 30, 2021. As of June 30, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 exclusive third-party distributors, compared to 21 sales representatives directly employed by us and 30 exclusive third-party distributors as of June 30, 2021.
Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of June 30, 2022 and 2021, in the U.S., more than 1,900 surgeons and 1,700 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of each of June 30, 2022 and 2021, more than 800 surgeons and 700 surgeons, respectively, have been been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 6,800 target surgeons in the U.S., as well as international surgeons to train or retrain in the future.

In addition to utilizing our traditional method of hands-on cadaveric and dry-lab training for surgeons and mid-level practitioners, we are using the SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator for training purposes. Starting in July 2020 we began deploying the SImulators to cover all US regions and European subsidiaries and had 25 SImulators in our offices and the field as of the date of this report.

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

In addition, we received FDA clearance for our trauma product, iFuse-TORQ, in the first quarter of 2021. iFuse-TORQ is a highly differentiated 3D-printed threaded implant for pelvic trauma and minimally invasive sacroiliac joint fusion applications. Relative to competitive trauma products, iFuse-TORQ is roughly two times stronger in bending and requires 10 times the rotational resistance, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives surgeons confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. Furthermore, iFuse-TORQ has a larger surface area for bone ingrowth than competitive trauma products and was specifically designed to allow for osteointegration. The addition of iFuse-TORQ to our product portfolio will allow us to serve a significant unmet need for patients with pelvic trauma, as well as sacroiliac joint dysfunction and degeneration. In June 2022, the FDA provided clearance for an additional indication to include acute, non-acute and non-traumatic fractures. Fractures covered in this clearance include pelvic fragility fractures, which are fractures related to low-energy traumatic events, and pelvic insufficiency fractures.

We received FDA 510(k) premarket clearance for the iFuse-Bedrock Granite in May 2022. The iFuse-Bedrock Granite implant is a unique device designed to address the specific demands of adult deformity surgery by providing both sacroiliac joint fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. iFuse-Bedrock Granite offers a differentiated implant option comprising a machined screw shank and an additively manufactured fusion sleeve. It is designed for both strength and biologic fixation with a porous surface, fenestrations or wholes through which bone can grow, and features for bone self-harvesting, and a robust deformity-specific tulip and set screw. This 510(k) clearance follows the earlier designation by the FDA of iFuse-Bedrock Granite as a Breakthrough Device and, most recently, a proposal by the Centers for Medicare and Medicaid Services, or CMS, for a New Technology Add-on Payment, or NTAP, both awards recognizing iFuse-Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in over 195 academic programs in the U.S., resulting in the training of approximately 1100 surgical residents and fellows since August 1, 2018.

Leverage broad coverage

We made significant progress in the number of covered lives for minimally invasive sacroiliac fusion in the U.S.
As of June 30, 2022, substantially all U.S. payors reimburse for sacroiliac joint fusion. As of June 30, 2022, a significant number of U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence.
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
We generate most of our revenue from sales of iFuse triangular titanium implants. Our revenue from sales of implants fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, seasonality, and the impact of COVID-19. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals and ambulatory surgical centers, or ASCs. Further, revenue results can differ based upon the mix of business between U.S. and international sales and mix of our products either delivered at the point of implantation at the hospital or other medical facilities or delivered through distributors or to hospitals where the products were ordered in advance of the procedure. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
Starting March 2020, the impact of COVID-19 pandemic on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures.

Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of our implants and instrument sets. Cost of goods sold consists primarily of costs of the components of implants and instruments, instrument set depreciation, royalties, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase.
Our gross profit and gross margin are affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party distributors. As a result, changes in the mix of direct versus distributor sales can directly influence our gross margins.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, sales commissions and other cash and stock-based compensation related expenses. We returned to more normalized spending levels starting in the fourth quarter of 2020. We intend to make investments to execute our strategic plans and operational initiatives. We anticipate certain operating expenses will continue to increase to support our growth.

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
Interest Expense
Interest expense is primarily related to borrowings, amortization of debt issuance costs and accretion of final fees on the Solar and SVB Term Loans.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$25,585	100%	$22,194	100%	$48,024	100%	$42,636	100%
Cost of goods sold	3,465	14%	2,375	11%	6,448	13%	4,575	11%
Gross profit	22,120	86%	19,819	89%	41,576	87%	38,061	89%
Operating expenses:
Sales and marketing	28,843	113%	23,084	104%	54,448	113%	44,006	103%
Research and development	3,478	14%	3,149	14%	7,058	15%	6,104	14%
General and administrative	7,680	30%	6,551	30%	14,819	31%	12,491	29%
Total operating expenses	40,001	157%	32,784	148%	76,325	159%	62,601	147%
Loss from operations	(17,881)	(71)%	(12,965)	(59)%	(34,749)	(72)%	(24,540)	(58)%
Interest and other income (expense), net:
Interest income	136	1%	46	—%	209	—%	107	—%
Interest expense	(622)	(2)%	(1,075)	(5)%	(1,183)	(2)%	(2,139)	(5)%
Other income (expense), net	(146)	(1)%	13	—%	(200)	—%	349	1%
Net loss	$(18,513)	(73)%	$(13,981)	(64)%	$(35,923)	(74)%	$(26,223)	(62)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$23,771	93%	$20,230	91%	$44,137	92%	$39,000	91%
International	1,814	7%	1,964	9%	3,887	8%	3,636	9%
	$25,585	100%	$22,194	100%	$48,024	100%	$42,636	100%

Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$25,585	$22,194	$3,391	15%
Cost of goods sold	3,465	2,375	1,090	46%
Gross profit	$22,120	$19,819	$2,301	12%
Gross margin	86%	89%

Revenue. The increase in revenue for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 comprised a $3.5 million increase in our U.S. revenue and a decrease of $0.1 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, higher number of sales personnel as we continue to invest in our sales organization and increased active surgeons. This increase was partially offset by lower average selling prices and impact of foreign exchange on our international revenue.

Gross Profit and Gross Margin. Gross profit increased $2.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, mainly driven by higher revenue. The gross margin was 86% for the three months ended June 30, 2022 as compared to 89% for the three months ended June 30, 2021. Gross margin decreased in the second quarter 2022 due to an increase in cost of operations to support the growth of the business.

Operating Expenses:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$28,843	$23,084	$5,759	25%
Research and development	3,478	3,149	329	10%
General and administrative	7,680	6,551	1,129	17%
Total operating expenses	$40,001	$32,784	$7,217	22%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to (a) increases in employee related costs, commissions and stock-based compensation of $3.5 million driven by increased headcount and higher revenues, (b) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $1.9 million and (c) higher consulting fees of $0.4 million associated with more surgeon training programs.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase of $0.2 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.1 million due to increased consulting, clinical study, research and development activities and facilities costs.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase of $0.8 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.3 million in consulting associated with SOX compliance requirements and employee training.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$136	$46	$90	196%
Interest expense	(622)	(1,075)	453	(42)%
Other income (expense), net	(146)	13	(159)	(1223)%
Total interest and other expense, net	$(632)	$(1,016)	$384	(38)%
Interest Income. The increase in interest income for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to lower interest associated with the SVB Term Loan compared to the Solar Term Loan.
Other Income (Expense), Net. Other income, net decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to foreign currency fluctuations.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$48,024	$42,636	$5,388	13%
Cost of goods sold	6,448	4,575	1,873	41%
Gross profit	$41,576	$38,061	$3,515	9%
Gross margin	87%	89%

Revenue. The increase in revenue for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 comprised a $5.1 million increase in our U.S. revenue and an increase of $0.3 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, higher number of sales personnel as we continue to invest in our sales organization and increased active surgeons. This increase was partially offset by lower average selling prices and the impact of foreign exchange on our international revenue.

Gross Profit and Gross Margin. Gross profit increased $3.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, mainly driven by higher revenue. The gross margin was 87% for the six months ended June 30, 2022 as compared to 89% for the six months ended June 30, 2021. Gross margin decreased in the second quarter 2022 due to an increase in cost of operations to support the growth of the business.

Operating Expenses:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$54,448	$44,006	$10,442	24%
Research and development	7,058	6,104	954	16%
General and administrative	14,819	12,491	2,328	19%
Total operating expenses	$76,325	$62,601	$13,724	22%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to (a) increases in employee related costs, commissions and stock-

based compensation of $6.5 million driven by increased headcount and higher revenues, (b) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $3.4 million and (c) higher consulting fees of $0.5 million associated with more surgeon training programs and surgeon consulting fees.
Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase of $0.6 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.3 million due to increased clinical study, research and development activities and facilities costs.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase of $1.7 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.6 million in consulting, employee training, legal, accounting and audit fees associated with SOX compliance requirements.
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$209	$107	$102	95%
Interest expense	(1,183)	(2,139)	956	(45)%
Other income (expense), net	(200)	349	(549)	(157)%
Total interest and other expense, net	$(1,174)	$(1,683)	$509	(30)%
Interest Income. The increase in interest income for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to lower interest associated with the SVB Term Loan compared to the Solar Term Loan.
Other Income (Expense), Net. Other income, net decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to foreign currency fluctuations.
Liquidity and Capital Resources
As of June 30, 2022, we had cash and marketable securities of $114.4 million compared to $147.0 million as of December 31, 2021. We have financed our operations primarily through our public offerings and debt financing arrangements. As of June 30, 2022, we had $35.1 million in outstanding debt, compared to $35.0 million as of December 31, 2021 .
As of June 30, 2022, we had an accumulated deficit of $331.8 million, compared to $295.8 million as of December 31, 2021. During the six months ended June 30, 2022, we incurred a net loss of $35.9 million. During the years ended December 31, 2021 and 2020, we incurred a net loss of $56.6 million and $43.7 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
The outstanding debt as of June 30, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”). We used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. We recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the year ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on our achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, we will be required to make monthly principal amortization payments. We may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all our assets other than our intellectual property. We are also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The Loan Agreement includes affirmative and negative covenants applicable to us and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of June 30, 2022, we were in compliance with all debt covenants.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with SVB, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the 2021 Form 10-K filed with the SEC on March 1, 2022. As of June 30, 2022, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$35,700	$—	$24,792	$10,908	$—
Interest obligations (2)	5,477	1,297	3,933	248	—
Operating lease obligations	5,383	800	3,054	1,522	8
Purchase obligations	611	611	—	—	—
Total	$47,171	$2,707	$31,779	$12,678	$8

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 7.25% as of June 30, 2022.

This compared to $48.4 million of contractual obligations as of December 31, 2021 .

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(28,353)	$(17,510)	$(10,843)
Investing activities	(11,631)	9,449	(21,080)
Financing activities	1,398	2,817	(1,419)
Effects of exchange rate changes on cash and cash equivalents	(514)	(212)	(302)
Net decrease in cash and cash equivalents	$(39,100)	$(5,456)	$(33,644)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2022 of $28.4 million resulted from cash outflows due to a net loss of $35.9 million, adjusted for $13.5 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $5.9 million. Net cash used in operating activities for the six months ended June 30, 2021 of $17.5 million resulted from cash outflows due to a net loss of $26.2 million, adjusted for $10.2 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $1.5 million. The increase in net loss, net of non-cash items for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was mainly due to higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ and iFuse-Bedrock Granite implants, higher accounts receivable due to timing of collections and higher accrued liabilities and others driven by the timing of other third-party payments and higher compensation and benefits accruals, partly offset primarily by lower accounts payable and prepaid expenses and other assets attributable primarily to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ and iFuse-Bedrock Granite implants, timing of vendor payments, partly offsets by timing of collections of account receivables.
Cash Flows From Investing Activities
Net cash used in investing activities in the six months ended June 30, 2022 was $11.6 million compared to cash provided by investing activities of $9.4 million in the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 consisted of purchases of our marketable securities, net of maturities of $7.3 million, and purchases of property and equipment of $4.3 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara. Net cash provided by investing activities for the six months ended June 30, 2021 consisted of maturities of our marketable securities, net of purchases of $13.6 million and purchase of property and equipment of $4.2 million primarily related to individual components in instrument sets as we anticipated increased case volumes.
Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2022 was $1.4 million compared to $2.8 million in the six months ended June 30, 2021. For both periods, the cash provided was from the proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the six months ended June 30, 2022 and 2021 were not material.
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
A hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $0.3 million for the six months ended June 30, 2022. Such losses would only be realized if we sold the investments prior to maturity.

A hypothetical 100 basis point increase in interest rates would increase the interest owed on our debt by $0.2 million for the six months ended months ended June 30, 2022.
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
As of June 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•If clinical experience with our iFuse Bedrock technique or iFuse Bedrock Granite does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse and/or iFuse Bedrock Granite implants could be adversely impacted;

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
We have incurred net losses since our inception in 2008. For the six months ended June 30, 2022, we had a net loss of $35.9 million. For the years ended December 31, 2021 and 2020, we had net losses of $56.6 million and $43.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $331.8 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements may depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. In the past six months, capital markets have deteriorated substantially, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

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

As of June 30, 2022, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

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

If clinical experience with our iFuse Bedrock technique or iFuse Bedrock Granite does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse and/or iFuse Bedrock Granite implants could be adversely impacted.

In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse triangular implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint in connection with a thoracolumbar fusion procedure. In May 2022, we introduced iFuse Bedrock Granite, an implant which fuses the sacroiliac joint and attaches to the rods placed in a multi-segment spinal fusion construct, and which is used in substantially similar procedures to the iFuse Bedrock Technique. To date, clinical experience with the iFuse Bedrock technique and with iFuse Bedrock Granite is limited and we have yet to complete a clinical trial to evaluate the iFuse Bedrock technique or the iFuse Bedrock Granite implant. Surgeons do not know if the addition of sacroiliac fusion devices to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of June 30, 2022, our U.S. sales force consisted of 85 territory sales managers and 76 clinical support specialists directly employed by us, and 73 third-party distributors. As of June 30, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 third-party distributors, which together have had sales in 38 countries through June 30, 2022. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Our compliance costs and potential liability with respect to personal information may also increase in response to other states adopting and considering initiative regarding protection of personal information. In March 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which will take effect on January 1, 2023. Virginia is the second state to pass comprehensive privacy litigation. Colorado passed the Colorado Privacy Act (“CPA”) on July 7, 2021 with enforcement to begin on July 1, 2023. In 2022, both Utah and Connecticut also enacted comprehensive data privacy legislation. While these laws are similar in certain respects, the laws differ and compliance with one law does not equate to compliance with the other laws. Several other states (including Washington, New York, and Minnesota) also are considering comprehensive privacy legislation that could further complicate and increase the cost of complying with various state privacy laws. If states pass a patchwork of privacy laws, this also could increase pressure on the U.S. Congress to harmonize privacy laws through federal legislation.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2022, we owned 48 issued U.S. patents and had 38 pending U.S. patent applications, and we owned 15 issued foreign patents and had 19 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of June 30, 2022, we have 18 registered trademarks in the U.S. and have filed for 10 more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.

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
•changes in interest rates, investor risk appetite and other macroeconomic factors impacting the market for securities issued by medical device companies;
•the risk of inflation, interest rate increases and other macroeconomic factors impacting patients’ economic ability and likelihood of undergoing elective procedures, whether real or as perceived by investors;

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
As of December 31, 2021, we had net operating loss (“NOL”) carryforwards of $255.5 million and $203.2 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2029 and 2022, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.

The California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021 and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for NOL deductions disallowed by this provision will be extended. On February 9, 2022, California Senate Bill 133 (SB 133) was signed into law. The new bill lifted the limitation for California NOL and credit utilization disallowed by AB 85. We will continue to monitor the possible California NOLs and credit limitation in future periods

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Nothing to report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On June 16, 2022, we held our 2022 Annual Meeting of Stockholders, at which our stockholders voted, on an advisory basis, that the stockholders be able to cast an advisory vote on the description of the compensation paid to our named executive officers each year. We have determined, in light of and consistent with the advisory vote of our stockholders as to the preferred frequency of stockholder advisory votes on executive compensation, to include a stockholder advisory vote on executive compensation in our annual meeting proxy materials in each of the next six years. Under Section 14A(a)(2) of the Securities Exchange Act of 1934, as amended, we will hold the next non-binding advisory vote on the frequency of future stockholder advisory votes to approve our executive compensation no later than our 2028 Annual Meeting of Stockholders.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 9, 2022.

SI-BONE, Inc.

Date:	August 9, 2022	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 9, 2022	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)