Form 10-Q
period 2022-09-30
SI-BONE, Inc.
filed 2022-11-08
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 34,496,345 as of October 31, 2022.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•the impact the COVID-19 pandemic and governmental actions taken to combat the COVID-19 pandemic will have on us, including our operations, financial results, liquidity and capital resources, the ability and desire of patients and physicians to undergo and perform such procedures, the duration and any potential resurgence of the COVID-19 pandemic, and whether the COVID-19 pandemic will recur in the future;
•the impact the COVID-19 pandemic has on the global supply chain and our third-party manufacturers and suppliers, which could adversely impact the availability or cost of materials, which could disrupt our supply chain related to implants and instruments;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$26,299	$63,419
Short-term investments	77,785	83,560
Accounts receivable, net of allowance for doubtful accounts of $305 and $264, respectively	16,453	14,246
Inventory	16,852	11,498
Prepaid expenses and other current assets	1,791	3,143
Total current assets	139,180	175,866
Property and equipment, net	14,449	8,992
Operating lease right-of-use assets	4,251	5,248
Other non-current assets	385	400
TOTAL ASSETS	$158,265	$190,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,613	$3,198
Accrued liabilities and other	11,156	12,353
Current portion of long-term borrowings	1,458	—
Operating lease liabilities, current portion	1,337	1,339
Total current liabilities	18,564	16,890
Long-term borrowings	33,667	34,973
Operating lease liabilities, net of current portion	3,175	4,166
Other long-term liabilities	31	57
TOTAL LIABILITIES	55,437	56,086

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,439,309 and 33,674,085 shares issued and outstanding, respectively	3	3
Additional paid-in capital	448,598	429,914
Accumulated other comprehensive income	157	352
Accumulated deficit	(345,930)	(295,849)
TOTAL STOCKHOLDERS’ EQUITY	102,828	134,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,265	$190,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$26,432	$22,286	$74,456	$64,922
Cost of goods sold	4,168	2,478	10,616	7,053
Gross profit	22,264	19,808	63,840	57,869
Operating expenses:
Sales and marketing	25,669	23,525	80,117	67,531
Research and development	3,089	3,288	10,147	9,392
General and administrative	7,072	6,194	21,891	18,685
Total operating expenses	35,830	33,007	112,155	95,608
Loss from operations	(13,566)	(13,199)	(48,315)	(37,739)
Interest and other income (expense), net:
Interest income	346	44	555	151
Interest expense	(755)	(2,658)	(1,938)	(4,797)
Other income (expense), net	(183)	(59)	(383)	290
Net loss	$(14,158)	$(15,872)	$(50,081)	$(42,095)
Other comprehensive income (loss):
Changes in foreign currency translation	25	(23)	11	(103)
Unrealized gain (loss) on marketable securities	100	(11)	(206)	5
Comprehensive loss	$(14,033)	$(15,906)	$(50,276)	$(42,193)

Net loss per share, basic and diluted	$(0.41)	$(0.48)	$(1.47)	$(1.28)

Weighted-average number of common shares used to compute basic and diluted net loss per share	34,356,850	33,340,093	34,069,357	33,005,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507
Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	3	435,590	104	(313,259)	122,438
Issuance of common stock upon exercise of stock options, net of shares withheld	4,469	—	30	—	—	30
Issuance of common stock related to employee stock purchase plan	112,773	—	1,199	—	—	1,199
Issuance of common stock upon vesting of restricted stock units	232,009	—	—	—	—	—
Stock-based compensation	—	—	5,751	—	—	5,751
Foreign currency translation	—	—	—	(14)	—	(14)
Net unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(18,513)	(18,513)
Balance as of June 30, 2022	34,221,614	3	442,570	32	(331,772)	110,833
Issuance of common stock upon exercise of stock options, net of shares withheld	24,944	—	106	—	—	106
Issuance of common stock upon vesting of restricted stock units	192,751	—	—	—	—	—
Stock-based compensation	—	—	5,922	—	—	5,922
Foreign currency translation	—	—	—	25	—	25
Net unrealized gain on marketable securities	—	—	—	100	—	100
Net loss	—	—	—	—	(14,158)	(14,158)
Balance as of September 30, 2022	34,439,309	$3	$448,598	$157	$(345,930)	$102,828

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	93,975	—	601	—	—	601
Issuance of common stock upon vesting of restricted stock units	131,339	—	—	—	—	—
Stock-based compensation	—	—	4,030	—	—	4,030
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(115)	—	(115)
Net unrealized gain on marketable securities	—	—	—	21	—	21
Net loss	—	—	—	—	(12,242)	(12,242)
Balance as of March 31, 2021	32,808,534	3	412,753	430	(251,519)	161,667
Issuance of common stock upon exercise of stock options, net of shares withheld	140,917	—	650	—	—	650
Issuance of common stock related to employee stock purchase plan	104,861	—	1,566	—	—	1,566
Issuance of common stock upon vesting of restricted stock units	181,958	—	—	—	—	—
Stock-based compensation	—	—	4,257	—	—	4,257
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	35	—	35
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(13,981)	(13,981)
Balance as of June 30, 2021	33,236,270	3	419,235	460	(265,500)	154,198
Issuance of common stock upon exercise of stock options, net of shares withheld	82,109	—	1,076	—	—	1,076
Issuance of common stock upon vesting of restricted stock units	132,616	—	—	—	—	—
Stock-based compensation	—	—	4,241	—	—	4,241
Vesting of early exercised stock options	—	—	9	—	—	9
Foreign currency translation	—	—	—	(23)	—	(23)
Net unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(15,872)	(15,872)
Balance as of September 30, 2021	33,450,995	$3	$424,561	$426	$(281,372)	$143,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(50,081)	$(42,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,180	12,528
Depreciation and amortization	2,450	1,436
Accounts receivable credit losses	50	—
Accretion of discount on marketable securities	625	1,056
Amortization of debt issuance costs	152	234
Loss on extinguishment of debt	—	1,848
Loss on sale and disposal of property and equipment	133	304
Changes in operating assets and liabilities:
Accounts receivable	(2,001)	1,060
Inventory	(5,178)	(4,545)
Prepaid expenses and other assets	1,401	610
Accounts payable	1,476	425
Accrued liabilities and other	(1,087)	320
Net cash used in operating activities	(34,880)	(26,819)
Cash flows from investing activities
Maturities of marketable securities	90,200	107,494
Purchases of marketable securities	(85,257)	(66,678)
Purchases of property and equipment	(7,847)	(4,614)
Net cash provided by (used in) investing activities	(2,904)	36,202
Cash flows from financing activities
Proceeds from debt financing	—	35,000
Repayments of debt financing	—	(41,000)
Payments of debt issuance costs	—	(111)
Payments of prepayment penalty and lender fees	—	(508)
Proceeds from issuance of common stock under employee stock purchase plan	1,199	1,566
Proceeds from the exercise of stock options	305	2,327
Net cash provided by (used in) financing activities	1,504	(2,726)
Effect of exchange rate changes on cash and cash equivalents	(840)	(375)
Net increase (decrease) in cash and cash equivalents	(37,120)	6,282
Cash and cash equivalents at
Beginning of period	63,419	53,581
End of period	$26,299	$59,863
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$—	$27
Unpaid purchases of property and equipment	593	474
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
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures involving the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. Certain of the Company’s third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, related to instruments and shop capacity issues impacting lead-times and quantities of implants available. As a result, the Company is continuing to work closely with its manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic and global supply chain issues, including those discussed in the section entitled "Risk Factors" in this report. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic and global supply chain issues may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future year.
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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
United States	$24,627	$20,392	$68,765	$59,391
International	1,805	1,894	5,691	5,531
	$26,432	$22,286	$74,456	$64,922
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a lease right-of-use asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. In the fourth quarter of 2021, the Company adopted ASU 2016-02 using the modified retrospective method with the effective date of January 1, 2021. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 as presented in its September 30, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on January 1, 2021. The condensed consolidated financial statements for the three and nine months ended September 30, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its September 30, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.
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
The adoption of Topic 842 did not have any other material impact on the condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021. The new standard went effective on January 1, 2022, and it did not impact the Company's consolidated financial statements and related disclosures.
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
Recently Accounting Standards Not Yet Effective
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors. In addition, ASU 2022-02 also requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2022. The standard is not expected to have a material impact to the Company’s consolidated financial statements and related disclosures.

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

The table below summarizes the marketable securities:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$18,899	$—	$—	$18,899
Cash equivalents	18,899	—	—	18,899

U.S. treasury securities	52,882	—	(236)	52,646
Corporate bonds	8,884	—	(6)	8,878
Commercial paper	16,261	—	—	16,261
Short-term investments	78,027	—	(242)	77,785
Total marketable securities	$96,926	$—	$(242)	$96,684

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$57,829	$—	$—	$57,829
Cash equivalents	57,829	—	—	57,829

U.S. treasury securities	28,064	—	(16)	28,048
Corporate bonds	31,558	4	(23)	31,539
Commercial paper	23,973	—	—	23,973
Short-term investments	83,595	4	(39)	83,560
Total marketable securities	$141,424	$4	$(39)	$141,389

The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the nine months ended September 30, 2022 and 2021, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.3 million as of September 30, 2022, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of September 30, 2022 or December 31, 2021.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$18,899	$—	$—	$18,899
U.S. treasury securities	52,646	—	—	52,646
Corporate bonds	—	8,878	—	8,878
Commercial paper	—	16,261	—	16,261
Total marketable securities	$71,545	$25,139	$—	$96,684

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$57,829	$—	$—	$57,829
U.S. treasury securities	28,048	—	—	28,048
Corporate bonds	—	31,539	—	31,539
Commercial paper	—	23,973	—	23,973
Total marketable securities	$85,877	$55,512	$—	$141,389

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of September 30, 2022, inventory consisted of finished goods of $16.1 million and work-in-progress of $0.8 million. As of December 31, 2021, inventory consisted of finished goods.
Property and Equipment, net:

	September 30, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$14,159	$10,573
Construction in progress	6,573	3,657
Computer and office equipment	980	916
Leasehold improvements	1,631	503
Furniture and fixtures	303	309
	23,646	15,958
Less: Accumulated depreciation and amortization	(9,197)	(6,966)
	$14,449	$8,992

As of September 30, 2022, construction in progress pertains to the cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.7 million and construction costs related to the new lease in Santa Clara and software costs of $2.9 million. Depreciation expense was $0.9 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $2.4 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Liabilities and Other:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and related expenses	$9,367	$10,055
Accrued professional services	431	995
Others	1,358	1,303
	$11,156	$12,353
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Balance at beginning of year	$264	$263
Provision	50	14
Write-offs	(9)	(13)
Balance at end of year	$305	$264
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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$396	$263	$1,202	$809
Variable lease expense	118	65	341	171
Total lease expense	$514	$328	$1,543	$980

Cash paid for amounts included in the measurement of operating lease liabilities	$396	$266	$1,201	$832
Leased assets obtained in exchange for new operating lease liabilities	$—	$91	$77	$368

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	3.29	3.98
Weighted average discount rate	5.76%	5.75%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2022 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2022	$396
2023	1,542
2024	1,491
2025	989
2026	528
Thereafter	8
Total operating lease payments	4,954
Less: imputed interest	(442)
Total operating lease liabilities	$4,512

As of September 30, 2022, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.6 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	September 30, 2022	December 31, 2021
	(in thousands)
Principal outstanding and final fee	$35,700	$35,700
Less: Unamortized debt issuance costs	(79)	(100)
Unaccreted value of final fee	(496)	(627)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,125	$34,973
Classified as:
Current portion of long-term borrowings	$1,458	$—
Long-term borrowings	$33,667	$34,973

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

The outstanding debt as of September 30, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, the Company will be required to make monthly principal amortization payments. The Company may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all the Company's assets other than the Company's intellectual property. The Company is also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the Maturity Date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

The aggregate effective interest rate related to the SVB Term Loan, which was effective August 12, 2021, and Solar Term Loan, which was paid in full and terminated, (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Solar Term Loan) was 8.5% for the three and nine months ended September 30, 2021. The effective interest rate related to the SVB Term Loan for the three and nine months ended September 30, 2022 was 8.3% and 7.1%, respectively.
The table below summarizes the future principal and final fee payments under the SVB Term Loan as of September 30, 2022:

Year ending December 31,	(in thousands)
Remainder of 2022	$—
2023	7,292
2024	17,500
2025	10,908
2026	—
Total principal and final fee payments	$35,700
The Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2022, the Company was in compliance with all debt covenants.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. The Company recorded a total liability of $0.5 million related to the deferral of the social security taxes that is included in the accrued liabilities and other in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	2,009,513	$8.73
Exercised	(64,211)	4.75
Canceled and forfeited	(24,237)	15.47
Outstanding as of September 30, 2022	1,921,065	11.13
As of September 30, 2022, the unrecognized compensation cost related to stock options was $0.3 million, which is expected to be recognized over a period of approximately 0.3 years.

There were no stock options granted during the three and nine months ended September 30, 2022 and 2021.
Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of September 30, 2022 and December 31, 2021, the Company had no shares subject to repurchase.
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

	Nine Months Ended September 30, 2022
Expected volatility of common stock	48.9%	to	58.7%
Expected volatility of peer companies	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.13)	to	1.00
Risk-free interest rate	0.4%	to	1.2%
Dividend yield	—%	to	1.0%
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2022:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,566,522	$25.17	—	$—
Granted	1,252,165	20.69	155,596	19.50
Vested	(588,240)	24.49	—	—
Canceled and forfeited	(204,013)	23.67	—	—
Outstanding as of September 30, 2022	2,026,434	22.75	155,596	19.50
As of September 30, 2022, the unrecognized compensation cost related to the RSUs was $38.0 million, which is expected to be recognized over a period of approximately 2.6 years. As of September 30, 2022, the unrecognized compensation cost related to the PSUs was $1.9 million, which is expected to be recognized over a period of approximately 2.3 years.
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 112,773 and 104,861 shares under ESPP, representing approximately $1.6 million in employee contributions, for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, total accumulated ESPP related employee payroll deductions amounted to $0.5 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of goods sold	$121	$128	$360	$432
Sales and marketing	2,836	2,153	8,177	6,177
Research and development	672	434	1,968	1,257
General and administrative	2,293	1,526	6,675	4,662
	$5,922	$4,241	$17,180	$12,528

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Net loss	$(14,158)	$(15,872)	$(50,081)	$(42,095)

Weighted-average shares used to compute basic and diluted net loss per share	34,356,850	33,340,093	34,069,357	33,005,904

Net loss per share, basic and diluted	$(0.41)	$(0.48)	$(1.47)	$(1.28)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,921,065	2,063,739	1,921,065	2,063,739
Restricted stock units	2,182,030	1,597,209	2,182,030	1,597,209
ESPP purchase rights	59,688	34,070	59,688	34,070
Common stock warrants	118,122	118,122	118,122	118,122
	4,280,905	3,813,140	4,280,905	3,813,140

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended September 30, 2022 and 2021, the Company expensed approximately $— and $5,000, respectively, of the reimbursement charges from SeaSpine. For the nine months ended September 30, 2022 and 2021, the Company expensed approximately $6,000 and $29,000, respectively, of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded an immaterial amount of royalty for the three and nine months ended September 30, 2022. No royalties were recorded in fiscal year 2021.
The outstanding liability to SeaSpine as of September 30, 2022 was approximately $26,000 and was recorded within accrued liabilities and other in the condensed consolidated balance sheet. There was no outstanding liability to SeaSpine as of December 31, 2021.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2022 and 2021. The income taxes for the nine months ended September 30, 2022, reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. Under the Tax Cuts and Jobs Act, for tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize certain research and experimental expenditures that are paid or incurred in connection with their trade or business. Due to the expected tax loss, the provision did not have tax impact to the quarter. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

The Inflation Reduction Act of 2022, which includes certain tax measures, was signed into law by President Joe Biden on August 16, 2022. The act contains two main tax provisions 1) a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion for the three tax-year period and 2) an excise tax imposed upon share repurchased by certain publicly traded corporations. This provision is effective for tax years beginning after December 31, 2022. The act is not expected to have a material impact to the Company’s consolidated financial statements and related disclosures.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of September 30, 2022 compared to December 31, 2021.

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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. We have pioneered a proprietary minimally invasive surgical implant system, which we call iFuse, to address sacroiliac joint dysfunction and degeneration, adult deformity, pelvic ring traumatic fractures. Since we introduced iFuse in 2009, as of September 30, 2022, more than 74,000 procedures have been performed by over 2,900 surgeons in the U.S. and 38 other countries.
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
In February 2021, we received clearance from the FDA for iFuse-TORQ, a 3D-printed portfolio of threaded implants designed to meet the needs of pelvic trauma and minimally invasive sacroiliac joint fusion applications. iFuse-TORQ is targeted to address an unmet clinical need for low energy pelvic ring fractures and chronic sacroiliac joint pain after high energy pelvic ring trauma. iFuse-TORQ also provides an opportunity for us to capture competitive screw business for minimally invasive sacroiliac joint fusions. In June 2022, the FDA provided clearance for an additional indication to include acute, non-acute and non-traumatic fractures. Fractures covered in this clearance include pelvic fragility fractures, which are fractures related to low-energy traumatic events, and pelvic insufficiency fractures. In September 2022, we received FDA clearance to promote the placement of iFuse-TORQ across the sacroiliac joint using our Bedrock technique, to augment the stability of a multi-level spinal fusion construct.

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

Throughout the pandemic, we have taken a variety of steps to address the impact of the COVID-19, while attempting to minimize business disruption. We are continuing to monitor the impact of the COVID-19 pandemic on our employees and customers and on the markets in which we operate, and will take further actions that are considered prudent to address the COVID-19 pandemic, while ensuring that we can support our customers and continue to develop our products.

Certain of our third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, related to instruments and shop capacity issues impacting lead-time and quantities of implants available. As a result, we are continuing to work closely with our manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable us to source key components and maintain appropriate inventory levels to meet customer demand.

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

As of September 30, 2022, our U.S. sales force consisted of 85 territory sales managers and 72 clinical support specialists directly employed by us and 89 third-party distributors, compared to 78 territory sales managers and 57 clinical support specialists directly employed by us and 53 third-party distributors as of September 30, 2021. As of September 30, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 third-party distributors, compared to 20 sales representatives directly employed by us and 33 third-party distributors as of September 30, 2021.
Increase surgeon activity and training

Our medical affairs team works closely with our sales team to increase surgeon activity and training. Surgeon activity includes both the number of surgeons performing iFuse procedures as well as the number of procedures performed per surgeon. As of September 30, 2022 and 2021, in the U.S., more than 2,100 surgeons and 1,700 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of each of September 30, 2022 and 2021, more than 800 surgeons and 700 surgeons, respectively, have been been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 6,800 target surgeons in the U.S., as well as international surgeons to train or retrain in the future.

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

In addition, we received FDA clearance for our trauma product, iFuse-TORQ, in the first quarter of 2021. iFuse-TORQ is a highly differentiated 3D-printed threaded implant for pelvic trauma and minimally invasive sacroiliac joint fusion applications. Relative to competitive trauma products, iFuse-TORQ is roughly two times stronger in bending and requires 10 times the rotational resistance, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives surgeons confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. Furthermore, iFuse-TORQ has a larger surface area for bone ingrowth than competitive trauma products and was specifically designed to allow for osteointegration. The addition of iFuse-TORQ to our product portfolio will allow us to serve a significant unmet need for patients with pelvic trauma, as well as sacroiliac joint dysfunction and degeneration. In June 2022, the FDA provided clearance for an additional indication to include acute, non-acute and non-traumatic fractures. Fractures covered in this clearance include pelvic fragility fractures, which are fractures related to low-energy traumatic events and pelvic insufficiency fractures. In September 2022, we received FDA clearance to promote the placement of iFuse-TORQ across the sacroiliac joint using our Bedrock technique, to augment the stability of a multi-level spinal fusion construct.

We received FDA 510(k) premarket clearance for the iFuse-Bedrock Granite in May 2022. The iFuse-Bedrock Granite implant is a unique device designed to address the specific demands of adult deformity surgery by providing both sacroiliac joint fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. iFuse-Bedrock Granite offers a differentiated implant option comprising a machined screw shank and an additively manufactured fusion sleeve. It is designed for both strength and biologic fixation with a porous surface, fenestrations or holes through which bone can grow, and features for bone self-harvesting, and a robust deformity-specific tulip and set screw. This 510(k) clearance follows the earlier designation by the FDA of iFuse-Bedrock Granite as a Breakthrough Device. In August 2022, the Centers for Medicare and Medicaid Services, or CMS, issued a final decision for a New Technology Add-on Payment, or NTAP, of up to $9,828 dollars for eligible cases using iFuse-Bedrock Granite. The Breakthrough Device designation and NTAP award were based on the agencies recognizing iFuse-Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies.

Engage key opinion leaders

We conduct training courses in several academic centers in the U.S. and engage key opinion leaders to support our development efforts. Interest in the Bedrock technique among deformity surgeons, including many key opinion leaders, has provided our sales representatives with access to important academic medical centers in the U.S. This enables our representatives to train a broader group of spine surgeons, including residents and fellows at these centers, on both the Bedrock technique and minimally invasive sacroiliac fusion. To date, we have trained residents and fellows in over 200 academic programs in the U.S., resulting in the training of approximately 1,100 surgical residents and fellows since August 1, 2018.

Leverage broad coverage
As of September 30, 2022, substantially all U.S. payors reimburse for sacroiliac joint fusion. As of September 30, 2022, a significant number of U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$26,432	100%	$22,286	100%	$74,456	100%	$64,922	100%
Cost of goods sold	4,168	16%	2,478	11%	10,616	14%	7,053	11%
Gross profit	22,264	84%	19,808	89%	63,840	86%	57,869	89%
Operating expenses:
Sales and marketing	25,669	97%	23,525	106%	80,117	108%	67,531	104%
Research and development	3,089	12%	3,288	15%	10,147	14%	9,392	14%
General and administrative	7,072	27%	6,194	28%	21,891	29%	18,685	29%
Total operating expenses	35,830	136%	33,007	149%	112,155	151%	95,608	147%
Loss from operations	(13,566)	(52)%	(13,199)	(60)%	(48,315)	(65)%	(37,739)	(58)%
Interest and other income (expense), net:
Interest income	346	1%	44	—%	555	1%	151	—%
Interest expense	(755)	(3)%	(2,658)	(12)%	(1,938)	(3)%	(4,797)	(7)%
Other income (expense), net	(183)	(1)%	(59)	—%	(383)	(1)%	290	—%
Net loss	$(14,158)	(55)%	$(15,872)	(72)%	$(50,081)	(68)%	$(42,095)	(65)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$24,627	93%	$20,392	92%	$68,765	92%	$59,391	91%
International	1,805	7%	1,894	8%	5,691	8%	5,531	9%
	$26,432	100%	$22,286	100%	$74,456	100%	$64,922	100%

Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$26,432	$22,286	$4,146	19%
Cost of goods sold	4,168	2,478	1,690	68%
Gross profit	$22,264	$19,808	$2,456	12%
Gross margin	84%	89%

Revenue. The increase in revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 comprised a $4.2 million increase in our U.S. revenue and a decrease of $0.1 million in our international revenue. The increase in revenue is due to the increase in domestic case volumes, partially offset by lower domestic average selling prices and the impact of foreign exchange on our international revenue.

Gross Profit and Gross Margin. Gross profit increased $2.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, mainly driven by higher revenue. The gross margin was 84% for the three months ended September 30, 2022 as compared to 89% for the three months ended September 30, 2021. Gross margin decreased in the third quarter 2022 due lower average selling prices driven by procedure and product mix, as well as type of medical facilities where the procedures were performed and the impact of foreign exchange on our international revenue. Gross margin also includes the impact of higher costs of the newly launched implants and the increase in costs to support the growth of the business.

Operating Expenses:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$25,669	$23,525	$2,144	9%
Research and development	3,089	3,288	(199)	(6)%
General and administrative	7,072	6,194	878	14%
Total operating expenses	$35,830	$33,007	$2,823	9%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to (a) increases in employee related costs, commissions and stock-based compensation of $2.5 million driven by increased headcount and higher revenues, (b) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $0.1 million, partially offset by (c) lower consulting fees of $0.5 million associated with more targeted surgeon training programs.
Research and Development Expenses. The decrease in research and development expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to a decrease of $0.6 million in consulting and research and development activities related to the timing new product development, partially offset by an increase of $0.4 million in employee related costs and stock-based compensation driven by increased headcount.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to an increase of $1.1 million in employee related costs and stock-based compensation driven by increased headcount, partially offset by a decrease of $0.2 million in consulting and accounting and audit fees associated with Sarbanes-Oxley compliance requirements.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$346	$44	$302	686%
Interest expense	(755)	(2,658)	1,903	72%
Other income (expense), net	(183)	(59)	(124)	(210)%
Total interest and other expense, net	$(592)	$(2,673)	$2,081	78%
Interest Income. The increase in interest income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to lower interest associated with the SVB Term Loan compared to the Solar Term Loan and the loss on extinguishment of the Solar Term Loan recorded in the third quarter of 2021.
Other Income (Expense), Net. Other expense, net increase for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to foreign currency fluctuations.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$74,456	$64,922	$9,534	15%
Cost of goods sold	10,616	7,053	3,563	51%
Gross profit	$63,840	$57,869	$5,971	10%
Gross margin	86%	89%

Revenue. The increase in revenue for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 comprised a $9.4 million increase in our U.S. revenue and a $0.1 million increased in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, higher number of sales personnel as we continue to invest in our sales organization and increased active surgeons. This increase was partially offset by lower average selling prices and the impact of foreign exchange on our international revenue.

Gross Profit and Gross Margin. Gross profit increased $6.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, mainly driven by higher revenue. The gross margin was 86% for the nine months ended September 30, 2022 as compared to 89% for the nine months ended September 30, 2021. Gross margin decreased in the third quarter 2022 due to lower average selling prices driven by procedure and product mix, as well as type of medical facilities where the procedures were performed and the impact of foreign exchange on our international revenue. Gross margin also includes the impact of higher costs of the newly launched implants and the increase in costs to support the growth of the business.

Operating Expenses:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$80,117	$67,531	$12,586	19%
Research and development	10,147	9,392	755	8%
General and administrative	21,891	18,685	3,206	17%
Total operating expenses	$112,155	$95,608	$16,547	17%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to (a) increases in employee related costs, commissions and stock-based compensation of $9.0 million driven by increased headcount and higher revenues and (b) as COVID-19 pandemic restrictions eased, we experienced higher levels of travel, marketing, training activities, facilities and other related costs resulting in an increase of $3.6 million.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase of $1.0 million in employee related costs and stock-based compensation driven by increased headcount, partially offset by a decrease of $0.2 million due to consulting and research and development activities.
General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase of $2.8 million in employee related costs and stock-based compensation driven by increased headcount and an increase of $0.4 million in consulting, employee training, legal, accounting fees.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$555	$151	$404	268%
Interest expense	(1,938)	(4,797)	2,859	60%
Other income (expense), net	(383)	290	(673)	(232)%
Total interest and other expense, net	$(1,766)	$(4,356)	$2,590	59%
Interest Income. The increase in interest income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily due to lower interest associated with the SVB Term Loan compared to the Solar Term Loan and the loss on extinguishment of the Solar Term Loan recorded in the third quarter of 2021.
Other Income (Expense), Net. Other income (expense), net changed from income to expense for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to foreign currency fluctuations.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and marketable securities of $104.1 million compared to $147.0 million as of December 31, 2021. We have financed our operations primarily through our public offerings and debt financing arrangements. As of September 30, 2022, we had $35.1 million in outstanding debt, compared to $35.0 million as of December 31, 2021 .
As of September 30, 2022, we had an accumulated deficit of $345.9 million, compared to $295.8 million as of December 31, 2021. During the nine months ended September 30, 2022, we incurred a net loss of $50.1 million. During the years ended December 31, 2021 and 2020, we incurred a net loss of $56.6 million and $43.7 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

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
The outstanding debt as of September 30, 2022 and December 31, 2021 is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”). We used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. We recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the condensed consolidated statement of operations for the year ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on our achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. Interest on the SVB Term Loan is payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, we will be required to make monthly principal amortization payments. We may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all our assets other than our intellectual property. We are also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which is considered fully earned by SVB on the effective date of the Loan and Security Agreement with SVB. This final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The Loan Agreement includes affirmative and negative covenants applicable to us and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2022, we were in compliance with all debt covenants.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with SVB, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on March 1, 2022. As of September 30, 2022, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$35,700	$—	$24,792	$10,908	$—
Interest obligations (2)	5,828	783	4,746	299	—
Operating lease obligations	4,954	396	3,033	1,517	8
Purchase obligations	571	571	—	—	—
Total	$47,053	$1,750	$32,571	$12,724	$8

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 8.75% as of September 30, 2022.

This compared to $48.4 million of contractual obligations as of December 31, 2021.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(34,880)	$(26,819)	$(8,061)
Investing activities	(2,904)	36,202	(39,106)
Financing activities	1,504	(2,726)	4,230
Effects of exchange rate changes on cash and cash equivalents	(840)	(375)	(465)
Net increase (decrease) in cash and cash equivalents	$(37,120)	$6,282	$(43,402)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2022 of $34.9 million resulted from cash outflows due to a net loss of $50.1 million, adjusted for $20.6 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $5.4 million. Net cash used in operating activities for the nine months ended September 30, 2021 of $26.8 million resulted from cash outflows due to a net loss of $42.1 million, adjusted for $17.4 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $2.1 million. The increase in net loss, net of non-cash items for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was mainly due to higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ and iFuse-Bedrock Granite implants and higher accounts receivable due to timing of collections, partially offset by higher accounts payable, lower prepaid expenses and lower accrued liabilities attributable to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2021 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants, partially offset by timing of collections of account receivables and timing of vendor payments.

Cash Flows From Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2022 was $2.9 million compared to cash provided by investing activities of $36.2 million in the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases of property and equipment of $7.8 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara, partially offset by maturities of our marketable securities, net of purchases of $4.9 million. Net cash provided by investing activities for the nine months ended September 30, 2021 consisted of maturities of our marketable securities, net of purchases of $40.8 million, partially offset by purchase of property and equipment of $4.6 million primarily related to individual components in instrument sets as we anticipated increased case volumes.
Cash Provided by Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2022 was $1.5 million resulting from proceeds from the issuance of common stock under our stock-based incentive compensation plans. This compares to $2.7 million used in financing activities in the nine months ended September 30, 2021, which consists of the paydown of our Solar Term Loan and related expenses of $41.6 million, mostly offset from the proceeds from our term loan from SVB, partially offset by proceeds from the issuance of common stock under our stock-based incentive compensation plans of $3.9 million.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the nine months ended September 30, 2022 and 2021 were not material.
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

A hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $0.3 million for the nine months ended September 30, 2022. Such losses would only be realized if we sold the investments prior to maturity.
A hypothetical 100 basis point increase in interest rates would increase the interest owed on our debt by $0.3 million for the nine months ended months ended September 30, 2022.
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
As of September 30, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception in 2008. For the nine months ended September 30, 2022, we had a net loss of $50.1 million. For the years ended December 31, 2021 and 2020, we had net losses of $56.6 million and $43.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $345.9 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements may depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

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
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, surgeons, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. When a procedure using our implants is performed, both the surgeon and the healthcare facility, either a hospital or ambulatory surgical center, submit claims for reimbursement to the healthcare payor. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, or if reimbursement levels are insufficient to support use of our products by healthcare facilities or to compensate surgeons for their time spent diagnosing patients and performing procedures using our products.

While all Medicare Administrative Contractors are regularly reimbursing for minimally invasive sacroiliac joint fusion utilizing laterally placed transfixing devices, a small number of private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. Future action by the Centers for Medicare and Medicaid Services (“CMS”) or third-party payors may further reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products. Volatility in the payment rates that physicians and hospitals receive from CMS may have a material impact on their willingness to perform procedures including our products, as well as place additional pressure on pricing of our implants.

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

Effective January 1, 2022, the Medicare physician fee reimbursement for minimally invasive fusion with our laterally placed transfixing iFuse implants, described as Current Procedure Terminology (“CPT”) Code 27279, is $860. Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. We believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusions procedures utilizing laterally placed transfixing devices approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues. If these average payments were to decline further, demand for our products would likely be negatively impacted.

The American Medical Association (AMA) develops and maintains CPT codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. CPT codes are divided into three categories: Category I codes represent existing services or procedures that are widely used. Category II codes are supplemental tracking codes, and Category III codes are temporary codes that represent new technologies, services, and procedures. A Category III code does not have a payment rate established and reimbursement is at the payor’s discretion. CPT Code 27279, which describes minimally-invasive surgical fusion of the sacroiliac joint performed with our laterally placed transfixing iFuse implants, is a Category I CPT code. As the number of products and surgical procedures to address sacroiliac joint dysfunction has expanded and diversified, certain medical societies requested that the AMA create additional codes representing some of these newer, and different procedures utilizing non-transfixing technologies. In May 2022, the AMA CPT Editorial Panel adopted a proposal for a new Category III code to become effective January 1, 2023, describing a different sacroiliac joint procedure to place interpositional, intra-articular and non-transfixing implants typically using a dorsal, or posterior, approach. In September 2022, the AMA CPT Editorial Panel subsequently approved a proposal to create another Category III tracking code to describe the implantation of both lateral transfixing implants, as well as intra-articular (dorsal, or non-transfixing) implants during the same operative session (“hybrid” sacroiliac procedures) effective July 1, 2023; and also voted to convert the Category III Code to describe procedures to implant the newer, non-transfixing (dorsally placed) implants to a Category I Code effective January 1, 2024. If the levels of reimbursement for, and consistency of coverage associated with, procedures performed with our medical devices under the existing Category I CPT Code decrease as a result of or in connection with these coding changes, it could make the procedures in which our implants are used less attractive to healthcare professionals, decreasing the number of devices we are able to sell and adversely affecting our business, results of operations and financial condition.

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by two percent through 2031. However, COVID-19 relief support legislation suspended the 2% Medicare reductions from May 1, 2020 until April 1, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

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

As of September 30, 2022, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

Healthcare payors which have adopted sacroiliac joint fusion coverage policies exclusive to titanium triangles could reverse the exclusive nature of their policies and allow surgeons to use other types of products when performing sacroiliac fusion procedures. For example, AIM, a clinical evidence evaluation organization which influences Anthem, among other payors, promulgated such a policy, effective September 11, 2022, that is no longer exclusive to titanium triangles. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, sales of our triangular iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

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

Many patients with sacroiliac joint dysfunction are cared for by pain physicians, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. Pain physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices, allografts, and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach pain physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer because they feel that these interventions are superior or because they have a financial interest in offering additional treatments to these patients. If we are unable to demonstrate to potential referring health care providers the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
Surgeons and payors may not find our clinical evidence to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought.
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), or are exempt from premarket review. Those marketed in the European Union (“EU”) have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration (“FDA”) requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval (“PMA”), and does not usually require pre-clinical or clinical studies. As a result, while there are a number of published studies relating to iFuse and minimally invasive sacroiliac joint surgery that support the safety and effectiveness of our products and the benefits they offer, our clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability.

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

To protect health care professionals involved in surgical care and their patients, we anticipate that more outpatient eligible procedures will be performed in ASCs during the COVID-19 pandemic, and as its acuity declines and the healthcare system returns to a more normalized state. We anticipate that this trend will nevertheless continue as a cost control measure with the healthcare system. Since patients do not stay overnight in ASCs and COVID-19 patients would not otherwise be treated in ASCs, it is likely that the ASC will be viewed as a safer site of service for patients and health care providers, where the risk of transmission of the coronavirus can be more effectively controlled. In addition, ASC are generally more economically favorable site of service, and surgeons performing the procedures sometimes have ownership interests in the ASC. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ economic interest in ASCs, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ASC. An accelerated shift of procedures using our products to ASCs as a result of the COVID-19 pandemic could adversely impact the average selling prices of our products and our revenues could suffer as a result.
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

The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown from zero to more than 30 since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage. In addition, if these competitors use technology, contracts, or intellectual property measures to limit or eliminate the compatibility of their surgical imaging, navigation and robotic systems with our products, sales of our products could decline or fail to grow, which could adversely affect our business and results of operations.

In the United States, we believe that our primary competitors marketing implantable devices currently are Medtronic plc and Globus Medical, Inc. In addition, a number of companies selling allograft implants for use by a variety of physicians have collectively become a much larger presence in our market. It is unclear how the creation of the Category III code for these procedures effective January 1, 2023, and the conversion of the Category III Code to a Category I Code effective January 1, 2024 will impact the market for these products and procedures. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area (“EEA”), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.

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

Substantially all of our revenue comes from the sale of iFuse, iFuse-3D, iFuse-TORQ, iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.

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
As of September 30, 2022, our U.S. sales force consisted of 85 territory sales managers and 72 clinical support specialists directly employed by us, and 89 third-party distributors. As of September 30, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 third-party distributors, which together have had sales in 39 countries through

September 30, 2022. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
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

If we are unable to expand our sales and marketing capabilities domestically and internationally, we may not be able to effectively commercialize our products, which would adversely affect our business, results of operations and financial condition.
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

Our business is highly reliant on a base of skilled employees, including those serving in engineering, information technology, operational, strategic marketing and sales functions. Many of these employees have developed specialized skills which are valuable within the medical device and life sciences industry, and, in some cases, in a broader variety of industries. Competition for skilled employees is significant, and some of the labor markets we compete in have experienced tightening in the past year. In addition, rates of employee turnover have increased among our employees, consistent with the rates experienced by other companies in these industries. If these conditions persist, we could experience further turnover among our employees which could become difficult and more costly to manage, adversely impacting our results of operation. Sustained pressure in these labor markets could also cause prevailing wages to rise, which could adversely impact our business, results of operation and financial condition.
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
•    lower average selling prices of our implants in most foreign markets;
•    reliance on a more concentrated surgeon base in international markets due to the surgeon acquisition costs relative to the selling price of our implants;
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
•    power losses; and
•    computer systems, internet, telecommunications, or data network failures.
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

The SVB Term Loan is secured by substantially all our assets other than our intellectual property. The SVB Term Loan includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions.

The covenants in the SVB Term Loan, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. If not waived, future defaults could cause all of the outstanding indebtedness under our SVB Term Loan to become immediately due and payable.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2022, we owned 49 issued U.S. patents and had 32 pending U.S. patent applications, and we owned 15 issued foreign patents and had 19 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and October 2031.
As of September 30, 2022, we have 19 registered trademarks in the U.S. and have filed for 8 more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Form of Restricted Stock Unit Grant Notice and Award Agreement

10.2	Form of Performance-Based Restricted Unit Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 8, 2022.

SI-BONE, Inc.

Date:	November 8, 2022	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 8, 2022	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)