Form 10-K
period 2022-12-31
SI-BONE, Inc.
filed 2023-03-02
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $443 million, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 34,985,640 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

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
•Epidemic diseases, or the perception of their effects, may continue to adversely affect our business, financial condition, results of operations, or cash flows;
•We may not be able to convince physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications;
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
•Practice trends or other factors, including the COVID-19 pandemic, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;
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
•If clinical experience with our iFuse Bedrock technique or iFuse Bedrock Granite does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ and/or iFuse Bedrock Granite implants could be adversely impacted;
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

PART I
Item 1. Business.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fusion, fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them. Since launching our first generation iFuse in 2009, we have launched three new implant product lines, iFuse-3D in 2017, iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022. Within the United States, our iFuse, iFuse-3D and iFuse-TORQ implant systems have clearances for applications across sacroiliac joint dysfunction and fusion, adult deformity and degeneration, and pelvic trauma.

We market our products primarily with a direct sales force as well as a number of agents in the U.S., and with a combination of a direct sales force, agents and distributors in other countries. As of December 31, 2022, more than 75,000 procedures have been performed using our products by over 3,000 surgeons in the United States and 38 other countries since we introduced iFuse in 2009.
Product and Applications

Our first-generation iFuse, a machined triangular titanium implant launched in 2009, has a triangular cross section that resists twisting or rotation of the implant. The triangular shape of this implant helps stabilize the joint, and the implant’s porous surface facilitates biologic fixation of the bone onto the implant, or bony on-growth and in-growth that results in fusion. The implant has at least three times the strength of a typical eight-millimeter cannulated surgical screw, and the large porous surface area of our implants allows for bony ingrowth. Our second generation iFuse product, the iFuse-3D implant, launched in 2017, is a patented titanium implant that combines the triangular cross-section of the first generation iFuse implant with a proprietary 3D-printed porous surface and fenestrated design. This design, with its open and porous structure, also allows the implant to self-harvest bone as it is impacted through the ilium. We hold patents on implants with cross-sections of many non-round shapes, including the triangular shape, as well as the fenestration configuration we use with our iFuse-3D implants. We also hold patents for the method of placing the implant across the sacroiliac joint, as well as other parts of the spine and pelvis.

In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse-3D implants for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint, which we call the Bedrock technique. We received CE marking and began marketing iFuse for this indication and surgical technique in Europe in December 2019. In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular iFuse implants to support our trauma initiative.

In February 2021, we launched iFuse-TORQ, a line of 3D-printed threaded implants designed for use in pelvic trauma, as well as applications in sacroiliac joint dysfunction and degeneration. Relative to competitive trauma products, iFuse-TORQ is roughly four times as strong in bending and requires 10 times the rotational force, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives surgeons confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. iFuse-TORQ has a larger surface area for bone in-growth and was specifically designed to allow for osteointegration, or incorporation of the bone in the implant's porous surface and structure. In 2022, the FDA provided clearance for an expanded indication for iFuse-TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique.

In May 2022, we launched our iFuse Bedrock Granite Implant System. The iFuse Bedrock Granite implant provides sacroiliac fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. The iFuse Bedrock Granite implant has a machined titanium core surrounded by a fusion sleeve that is additively manufactured. The fusion sleeve offers greater surface area for both microporous and macroporous surface features as well as self-harvesting cutting flutes. The fusion sleeve provides numerous means for biological fixation (bony on-growth, in-growth and through-growth). The robust neck and the set screw design also provide more strength and reliability to the iFuse Bedrock Granite implant. Based on the implant's ability to drive fusion and fixation, iFuse Bedrock Granite is designated by the FDA as a breakthrough device. In August 2022, the Centers for Medicare and Medicaid Services, or CMS, issued a final decision for a New Technology Add-on Payment, or NTAP, of up to $9,828 for eligible cases using iFuse Bedrock Granite. The Breakthrough Device Designation and NTAP award were based on the FDA's recognition of iFuse Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies. The NTAP became effective October 1, 2022 and will be effective for a period of up to three years and is exclusive to iFuse Bedrock Granite. In December 2022, we received FDA clearance for promotion of general rod compatibility for iFuse Bedrock Granite.

In addition to our implants and instruments, we also provide enabling technologies that are cleared and compatible with Medtronic’s surgical navigation systems and Medtronic Mazor surgical robots. We also market decortication and graft delivery systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials to the SI joint.
Market Opportunity
As a sacropelvic solutions company, our products have applications across sacroiliac joint dysfunction and degeneration, spinopelvic fixation, and pelvic fractures. We estimate that our total addressable market in the United States is approximately $3.0 billion.

Sacroiliac Joint Dysfunction and Degeneration

Over 30 million American adults are estimated to have chronic lower back pain. Studies indicate that 15% to 30% of patients with chronic low back pain may have symptoms originating with the sacroiliac joint. Our experience in both clinical trials and commercial settings indicates that at least 30% of these patients may be candidates for surgical treatment with our implants. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential market for sacroiliac joint fusion in the United States could be approximately 279,000 patients for a potential annual market in the United States of approximately $2.4 billion.

Sacroiliac joint patients may have experienced one or more events that have contributed to disruption and/or degeneration of the sacroiliac joint, such as pregnancy, falls, previous lumbar surgery, automobile accidents, and aging, which may cause degeneration of the cushioning in the joint much like other joints. Patients with sacroiliac joint dysfunction frequently experience significant pain simply from sitting, standing, or rolling over in bed. The pain can be exacerbated with activity - when a patient walks or runs. We believe that approximately 65% of people who suffer from sacroiliac pain are women. Although several non-surgical treatments exist for sacroiliac joint pain, including physical therapy, opiates and non-steroidal anti-inflammatory medications, intra-articular injection of steroid medications and radio frequency ablation, these treatments did not provide long-term pain or disability relief in our randomized controlled clinical trials.

Adult Deformity and Degeneration

To strengthen the base of spinal constructs, spine surgeons have been using longer and larger diameter pedicle screws in iliac and sacro-alar iliac trajectories. Third party data has shown that the use of pedicle screws to anchor to the pelvis has delivered sub-optimal patient outcomes resulting in revision surgeries. Acute set screw failure of sacro-alar iliac screws has been reported in approximately 5% of cases. Screw loosening within the sacrum/ilium is another common failure, occurring in 4-27% of cases and screw fracture has been reported in up to 20% of cases. Building on our experience with the Bedrock technique which we introduced in 2019, we introduced iFuse Bedrock Granite, a novel, patent-protected device designed for the specific demands of the sacro-pelvic anatomy at the end of spinal fusion constructs. We believe there are over 30,000 surgeries involving fixation of five or more spinal segments that involve fixation to the pelvis, which we estimate to be an approximately $250 million annual market opportunity.

Pelvic Trauma

Current treatment options for pelvic fragility fractures are sub-optimal. Sacroplasty has high rates of cement leakage and therefore lacks consistent coverage by payors. Traditional trauma screws do not integrate with bone and therefore loosen in more than 20% of the cases in which they are used. As a result, most patients are prescribed bed-rest, involving significant capacity and financial burdens on the health care system, and a one-year mortality rate range of 14%-27%. With the introduction of iFuse-TORQ in 2021, we are specifically targeting the pelvic trauma market, which we estimate to be an approximately $350 million market opportunity.

Clinical Evidence
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

INSITE
Investigation of Sacroiliac Fusion Treatment (“INSITE”) is a prospective randomized controlled trial conducted in the US. 148 patients with chronic SI joint pain were randomly assigned to immediate SI joint fusion using iFuse implants or individually tailored non-surgical management. In the SI joint fusion group, large improvements were seen in pain, disability related to pain and quality of life. In contrast, in the control group, only small, clinically unimportant improvements in these parameters were observed. Moreover, after six months, more than 90% of subjects still participating in the non-surgical group decided to cross over to SI joint fusion surgery, indicating that non-surgical treatment provided ineffective relief of pain and disability related to pain. Two-year follow-up, published in International Journal of Spine Surgery in August 2016, showed sustained improvements in pain, disability and quality of life in the surgery group, with high levels of satisfaction. An embedded cost-effectiveness analysis within INSITE, Clinicoeconomics and Outcomes Research in December 2015, showed the procedure to be highly cost-effective for the treatment of chronic SI joint pain.
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
SIFI
Sacroiliac Joint Fusion with iFuse Implant System (“SIFI”), is a prospective, multicenter single-arm clinical trial conducted at 26 centers in the U.S. Eligibility criteria and endpoints were identical to INSITE. Results from SIFI, published in International Journal of Spine Surgery in April 2016, showed marked, immediate and sustained improvements in pain, disability and quality of life similar to the above two studies. Like the other studies, improvements were sustained at 24 months.
LOIS
Subjects participating in INSITE and SIFI were enrolled in a long-term follow-up study (“LOIS”). Five-year results, published in Medical Devices Evidence and Research in April 2018, showed sustained improvements in pain, disability and quality of life as well as a high satisfaction rate. Moreover, independent radiographic analysis showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of SI joint fusion (88% bridging bone) at five years. There were no reported adverse events related to the study device or procedure at five years.
SALLY
Study of Bone Growth in the Sacroiliac Joint After Minimally Invasive Surgery with Titanium Implants (“SALLY”) is another prospective single-arm clinical study of the same patient population (chronic SI joint pain) who underwent SI joint fusion using iFuse-3D. Two-year results, published in Medical Devices Evidence and Research in June 2021, showed similar improvements in pain, disability and quality of life compared to prior studies of iFuse-3D as well as CT evidence of earlier fusion of the SI joint. The study also showed marked reduction in opioid use and improvement in objective functional tests. The five year follow-up is starting and expected to be completed in late 2024.

SILVIA

SI Joint Stabilization in Long Fusion to the Pelvis: Randomized Controlled Trial (“SILVIA”) is an ongoing prospective randomized trial of iFuse-3D placement during multilevel spine fusion with fixation to the pelvis. The target patient population of this trial is patients undergoing multilevel spine fusion surgery primarily for degenerative scoliosis of the spine. All participants undergo pelvic fixation. At random, approximately 50% of participants are assigned to additional placement of iFuse-3D in the sacro-alar-iliac trajectory using the Bedrock technique. The goal of this study is to show that placement of iFuse-3D in the Bedrock configuration reduces the rate of postoperative SI joint pain and improves the longevity of pelvic fixation hardware, failures of which are fairly common. Enrollment in this trial was completed in 2022 and follow-up is on going. Long-term results are expected to be completed in 2024.

SAFFRON

We are currently enrolling subjects in Sacral Fracture Fusion/Fixation for Rapid Rehabilitation ("SAFFRON"), a prospective randomized controlled trial comparing pelvic fracture fixation and SI joint fusion using our iFuse-TORQ device with non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We anticipate results to be available in late 2024.

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

Coverage and Reimbursement

Coverage and reimbursement for procedures using our implants vary by setting of care, payor type and region. Outside the United States, reimbursement levels vary significantly by country and by region within some countries.

In addition to coverage policies, third-party payors regularly update reimbursement amounts and sometimes revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and ambulatory surgical centers for procedures requiring our products.

Substantially all U.S. payors reimburse for sacroiliac joint fusion, and a significant number of U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence. We believe that it generally takes between six and 24 months for a surgeon to fully incorporate sacroiliac joint diagnosis and treatment into his or her practice after payors initiate coverage and the surgeon is trained. We believe that the coverage and reimbursement for our procedures is generally adequate given the time and complexity of our procedures.

Healthcare Professional Training and Education

Since our inception, we have made considerable investments in teaching healthcare professionals to accurately diagnose sacroiliac joint disorders. Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Our medical affairs team works with leading spine surgeons to educate other orthopedic and neurosurgeons on the differential diagnosis of sacroiliac joint disorders and the use of our implants. We also work closely with medical specialty societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

We conduct many educational programs for the broader medical community including, primary care physicians, pain management physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists and chiropractors. Our educational programs are focusing on helping healthcare professionals learn about the sacroiliac joint as a component of lower back pain, proper diagnosis of SI joint dysfunction, non-surgical treatment options and surgical treatment with our implants. In addition to these general educational programs, we provide continuing education programs focused on SI joint diagnosis and treatment. We can provide these programs in all 50 states and the District of Columbia.

In early 2020, we implemented a virtual education series for surgeons and mid-level practitioners. In July 2020, we began using the SI-BONE SImulator; an innovative, fully portable surgeon training simulator. The computer-based surgeon training simulator provides quality haptics, or the realistic feel during the surgeon’s use of the implants and instruments, and the training is performed without need for an operating room or a fluoroscope. The simulator is used to train surgeons to perform SI joint injections, sacroiliac joint fusions as well as iFuse Bedrock technique using iFuse-3D and iFuse-TORQ and procedures using iFuse Bedrock Granite. We currently have 25 simulators used worldwide. We utilize the simulators and our existing programs to train new surgeons, increase the knowledge and proficiency of existing iFuse surgeons and re-engage inactive surgeons.

As of December 31, 2022 and 2021, in the U.S., more than 2,200 surgeons and 1,800 surgeons, respectively, have been trained on our products and have treated at least one patient. Outside the U.S., as of December 31, 2022 and 2021, more than 800 surgeons and 700 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue the remainder of the approximately 5,300 target surgeons in the United States, as well as international surgeons, for training in the future.

Sales and Marketing
We market and sell our implants primarily through a direct sales force and third-party distributors. Our target customer base includes approximately 7,500 surgeons who perform spine and/or pelvic surgery, including orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons.
Our direct sales organization in the United States covered eighteen sales regions as of December 31, 2022. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory representatives who cover cases. As of December 31, 2022, our U.S. sales force consisted of 88 territory sales managers and 73 clinical specialists directly employed by us, and 105 third-party distributors. As of December 31, 2022, we had 35 employees working in our European operations across multiple countries. As of December 31, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 third-party distributors, which together had sales in 38 countries through December 31, 2022. We intend to continue to grow our specialized sales force to foster relationships with surgeons and support revenue growth.
We believe it is essential to raise awareness among lower back pain sufferers that their symptoms may be the result of sacroiliac joint disorders and that minimally invasive surgical treatments are available. To raise patient awareness, we have implemented targeted marketing, education and direct outreach programs. We continually update our social media initiatives and post content to educate and engage patients who may be candidates for our procedures. We plan to make additional investments to further increase patient awareness, primarily through digital marketing, including paid search, display advertising, social media and public relations.

Research and Development

We remain focused on the development of products and techniques to help surgeons improve the treatment of their patients and anticipate continuing to build products and pursue additional indications. Our development team, in consultation with surgeons, has a pipeline of products in various stages to provide solutions that respond to the needs of our surgeon customers and their patients. We plan to seek regulatory clearances for additional indications as required. We anticipate that research and development expenses will continue to increase in the future.

Competition

We believe we are an industry leader in solving musculoskeletal disorders of the sacropelvic anatomy with our proprietary minimally invasive surgical implant systems. Over the past several years, other companies have subsequently recognized the multi-billion addressable market opportunity and have entered the minimally invasive sacroiliac joint fusion market. We expect more competitors to enter into the market and an increased number of new product introductions by existing competitors. Many of our competitors are large, publicly traded companies that can dedicate far greater resources to the minimally invasive sacroiliac joint market than we can. These companies often have wide product offerings for spine and orthopedic surgery, which allow them to bundle products in order to win large hospital group contracts and can create a barrier to entry for us. For example, some of our competitors offer sacroiliac joint fusion products which integrate with their surgical navigation and robotics platforms, enabling navigation of their procedures or performance of aspects of these procedures by surgical robots. Many of these companies also have much larger sales forces than ours, which allow them to reach more surgeons. Other competitors have entered the market with allograft bone implants marketed as human tissue products and intended for sacroiliac stabilization and/or fusion. Many of these competitors are smaller companies and target interventional pain and other physicians not trained as orthopedic and neurological surgeons for use of these products. We also expect there to be a continued push for non-surgical alternatives.

In the United States, we believe that our primary competitors currently are Globus Medical, Inc. and Medtronic plc. Our primary competitors in Europe are Globus Medical and SIGNUS Medizintechnik GmbH. However, these competitors sell screw-based products, which we believe lack the features, evidence and advantages of our implants. We also compete against non-hardware products, such as allograft bone implants. These allograft products comprise human cells or tissues and are generally regulated by the FDA differently from implantable medical devices made of metallic or other non-tissue based materials, unless these competitors' allograft products fail to meet the FDA's criteria for regulation as a human cell or tissue product.

Based on our commercial experience and market research, we believe our implants are currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States. Our triangular titanium implant is differentiated from other screw-based technologies on the market. Our triangular iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than 100 published papers. We have received exclusive reimbursement coverage in the United States by certain payors based upon our differentiated product and quality of our evidence. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

•product and clinical procedure effectiveness;
•ease of surgical technique and use of associated instruments;
•safety;
•published clinical outcomes and evidence;
•sales force effectiveness;
•product support and service, and customer service;
•comprehensive training, including disease, anatomy, diagnosis and treatment;
•product innovation and the speed of innovation;
•intellectual property;
•accountability and responsiveness to customers’ demands;
•scientific (biomechanics) data; and
•pricing and reimbursement.
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2022, we had been issued 51 issued U.S. patents and had 32 pending U.S. patent applications, and we owned 16 issued foreign patents and had 18 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
As of December 31, 2022, we have 19 registered trademarks in the United States and have filed for four more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
In June 2022, we received an additional 510(k) clearance from the FDA to extend the use of iFuse-TORQ to include fragility fractures. This clearance opens a new population that can benefit from SI joint fusion and fracture fixation using iFuse-TORQ.

In September 2022, we received 510(k) clearance from the FDA for use of iFuse-TORQ using the Bedrock technique. This clearance allows us to promote the use of a threaded implant (iFuse-TORQ) in a trajectory that is familiar to surgeons through a previous clearance for the same use for iFuse-3D.

In May 2022, we received 510(k) clearance from the FDA for iFuse Bedrock Granite. This implant combines benefits of a pelvic fixation screw with attachment to posterior rods of pedicle screw systems and simultaneous fusion of the SI joint related to the device’s porous surface. This device previously received breakthrough device designation from the FDA in November 2021. The combination of breakthrough designation and FDA clearance allowed us to obtain a new technology add-on payment (NTAP) from CMS. NTAP provides an additional payment to hospitals for eligible cases that use iFuse Bedrock Granite.

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
As of January 1, 2021, the United Kingdom has entered a transition period following Brexit. During that period, the UK Medical Devices Regulations (UK MDR) 2002 remains applicable in England, Scotland and Wales (Great Britain). During 2021, a UK Responsible Person was appointed and we registered the iFuse Implant System with the Medicines and Healthcare products regulatory agency. Valid CE marks will continue to be accepted in Great Britain and the requirement to obtain a UK Conformity Assessed (UKCA) mark has been delayed until July 2024.

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

We maintain approval for iFuse in regions beyond the United States and the EEA, including Australia, New Zealand, Hong Kong, and Israel. We are currently collecting information to determine our regulatory strategy in Japan.
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

Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. To mitigate supply risk, we use a rolling twelve month forecast and take into consideration production lead times to maintain adequate levels of inventory for both our iFuse-3D and iFuse-TORQ. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the United States.
Our primarily supplier for iFuse-3D and iFuse-TORQ is rms Company ("RMS"). We entered into a non-exclusive Manufacturing, Quality and Supply Agreement with RMS in January 2017, which was amended in July 2020, and amended and restated in June 2021. Pursuant to this agreement, RMS manufactures certain of our implants in accordance with our specifications, including both purchased and sterilized implants, as well as uncoated machined implants which are subsequently coated to become our finished first generation iFuse implants. While the agreement provides that we are required to purchase the amounts forecasted in a blanket purchase order, we are not required to purchase product in excess of such forecasted amounts. The prices we pay for products are fixed under the agreement provided that if order volumes deviate from forecasted amounts beyond certain thresholds, we or RMS may request to negotiate further price changes. The agreement automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement. RMS is currently our only supplier of iFuse-3D and iFuse-TORQ implants.
Our iFuse Bedrock Granite implant is manufactured and assembled by third-party suppliers, including RMS.
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
Human Capital Resources

Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To facilitate talent attraction, retention, and development, we strive to make SI-BONE an inclusive, diverse, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs, as well as by programs that build connections between our employees and the communities in which they live and work. In response to intense competition in the labor markets in which we compete, we actively track and manage voluntary and involuntary employee turnover and attrition.

As of December 31, 2022, we had 357 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2022, we had a direct field sales organization of 161 in the United States and 18 in Europe. During 2022, our voluntary attrition rate was approximately 11%.

Diversity and Inclusion

To realize our mission and vision, we are committed to actively fostering workforce diversity and an environment of cultural inclusion throughout the company. We maintain a Diversity and Inclusion Plan which is overseen by our Nominating and Corporate Governance Committee. Our program goal is to increase gender and ethnic diversity in our workforce and leadership over three years, while continuing to provide equal employment opportunities to all candidates and employees without regard to any protected status. Accordingly, we track gender diversity among our global and U.S. workforce, the percentage of employees above director level who are female, the representation of women and underrepresented communities on our Board of Directors and the diversity of our U.S. workforce.

We aim to maintain a mix of backgrounds, skills, and experiences in our board composition to understand and reflect the needs of our diverse stakeholders. Currently, four of our nine board members are women and two of our board members self-identify as Asian American.

Workplace Health and Safety

The health and safety of our employees is a priority in which we have always invested and intend to continue to do. In light of the COVID-19 pandemic, the prioritization of employee health, safety, and wellness took on particular significance in 2022. We implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. We have implemented health and safety measures that include maximizing personal workspaces, providing personal protective equipment and holding on-site vaccinations events.

Compensation and Benefits

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to base compensation, these programs, which vary by country, include annual bonuses, restricted stock unit awards, an Employee Stock Purchase Plan, 401(k), health and wellness benefits, health savings and flexible spending accounts, paid time off, family leave, paid parental leave, flexible work schedules, and others.

Our employees and their families have access to a variety of innovative, flexible, and convenient health and wellness programs. These benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we offer programs to help support employee physical and mental health and offer choices where possible, so they are customized to meet their needs and the needs of their families.

Ensuring fair and equitable pay is integral to our commitment to our employees. Our executive team and Board of Directors strongly support this commitment. On an ongoing basis we monitor pay equity to identify any pay disparities and then to determine appropriate adjustments.

Learning and Talent Development

We value our employees and the passion, commitment, and professional expertise they provide. To enhance employee retention and job satisfaction, we offer ongoing learning and leadership training opportunities that support growth and development.

We also regularly evaluate our workforce and plan to address key skill and leadership gaps through a talent management process. In 2022 we implemented a new career development program which includes a formalized framework that reflects how an employee can advance their career within the company. This provides many benefits including clarity, structure, and direction for employees and managers for career advancement and their future at SI-BONE which increases employee motivation, engagement, and retention.

We have a robust annual performance review process for reviewing employees’ performance and compensation. To support our managers, we train them on conducting effective performance reviews and making compensation recommendations, which take into consideration external and internal benchmarks and performance.

Employee Engagement

We believe that building connections between our employees, their families, and our communities creates a more meaningful and fulfilling workplace. Through our engagement programs, our employees can pursue their interests and connect to volunteering and giving opportunities. On an ongoing basis we sponsor philanthropic and volunteer events in which our employees can participate. During 2022, we organized employee cash donations to food banks to support the neediest individuals in San Francisco Bay Area communities.

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
We have incurred net losses since our inception in 2008. For the years ended December 31, 2022 and 2021, we had net losses of $61.3 million and $56.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $357.1 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
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
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by inflation and rising interest rates, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us.
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

The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs. Payors are imposing lower payment rates and negotiating reduced contract rates with service providers and being increasingly selective about the technologies and procedures they choose to cover. Payors may adopt policies in the future restricting access to medical technologies like ours and/or the procedures performed using such technologies. Therefore, we cannot be certain that the procedures performed with each of our products will be reimbursed. There can be no guarantee that, should we introduce additional products in the future, payors will cover those products or the procedures in which they are used.

Effective January 1, 2023, the Medicare physician fee reimbursement for minimally invasive fusion with our laterally placed transfixing iFuse implants, described as Current Procedural Terminology (“CPT”) Code 27279, is $827. Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. We believe that some surgeons may continue to view the Medicare and commercial reimbursement amounts as insufficient for the procedure, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. We believe that some private payors apply their own coverage policies and criteria inconsistently, and surgeons may not be able to consistently have minimally invasive sacroiliac fusion procedures utilizing laterally placed transfixing devices approved and covered. The perception by physicians that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues.

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

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers. Under current legislation, the reduction in Medicare payments will vary from 2% under the Budget Control Act of 2011 (currently set to expire in 2031) to 4% if budget sequestration is triggered under the Statutory Pay-As-You-Go Act of 2010. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

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

As of December 31, 2022, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

Healthcare payors which have adopted sacroiliac joint fusion coverage policies exclusive to titanium triangular implants could reverse the exclusive nature of their policies and allow surgeons to use other types of products when performing sacroiliac fusion procedures. For example, AIM, a clinical evidence evaluation organization which influences Anthem, among other payors, promulgated such a policy, effective September 11, 2022, that is no longer exclusive to titanium triangles. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, sales of our triangular iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

Epidemic diseases, or the perception of their effects, may continue to adversely affect our business, financial condition, results of operations, or cash flows.
As the COVID-19 global pandemic enters its fourth year, the impact of COVID-19 on our business remains highly dependent on future developments, which are uncertain and unpredictable. An outbreak of an infectious disease, or an escalation of the COVID-19 pandemic could continue to divert medical resources toward the treatment of that disease, and negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our implants and cause other disruptions to our business. Business disruptions have included, and could continue to include, disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
The existence and further duration of the COVID-19 pandemic may also further exacerbate certain of the risks described herein.
We may not be able to convince physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications.
Surgeons, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. In order for us to sell our products successfully, we must demonstrate to surgeons through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in demonstrating the merits of our products to surgeons, their use of our products may decline, adversely affecting our revenues and profitability.
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
Furthermore, we believe surgeons will not widely use our products unless they determine, based on experience, clinical data, and published peer-reviewed publications, that surgical intervention provides benefits or is an attractive alternative to non-surgical treatments of sacroiliac joint dysfunction. In addition, we believe support of our products relies heavily on long-term data showing their benefits. If we are unable to provide that data, surgeons may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability.

Many patients with sacroiliac joint dysfunction are cared for by pain physicians and other interventionalists, who are generally trained as anesthesiologists or physical medicine and rehabilitation specialists. These physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices, allografts, and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of iFuse, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer because they feel that these interventions are superior or because they have a financial interest in offering additional treatments to these patients. If we are unable to demonstrate to potential referring health care providers the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Practice trends or other factors, including the COVID-19 pandemic, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.
We anticipate that more outpatient eligible procedures will be performed in ASCs as a cost control measure within the healthcare system. This shift accelerated during the COVID-19 pandemic, and we expect it to continue because ASCs are generally a more economically favorable site of service, and surgeons performing the procedures sometimes have ownership interests in the ASC. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ economic interest in ASCs, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ASC. An accelerated shift of procedures using our products to ASCs could adversely impact the average selling prices of our products and our revenues could suffer as a result.
We operate in a very competitive business environment and if we are unable to compete successfully against our existing or potential competitors, our sales and operating results may be adversely affected.
Our currently marketed products are, and any future products we commercialize will likely be, subject to intense competition. Our field is subject to rapid change and is highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are viewed as safer, less invasive, and more effective than alternatives available for similar purposes as demonstrated in peer-reviewed clinical publications. Because of the size of the potential market, other companies have dedicated, and likely will continue to dedicate, significant resources to developing competing products.
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage. In addition, if these competitors use technology, contracts, or intellectual property measures to limit or eliminate the compatibility of their surgical imaging, navigation and robotic systems with our products, sales of our products could decline or fail to grow, which could adversely affect our business and results of operations.
In the United States, we believe that our primary competitors marketing implantable devices currently are Globus Medical, Inc. and Medtronic plc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area (“EEA”), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.
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
In addition, a number of companies selling allograft implants for use by a variety of physicians have collectively become a much larger presence in our market. If customers view allograft implants and our products as interchangeable, we risk increased pricing pressure on our products. It is unclear how the creation of the Category III code for these procedures effective January 1, 2023, and the conversion of the Category III Code to a Category I Code effective January 1, 2024, will impact the market for these products and procedures.
As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that surgeons and other physicians perceive to be as reliable as those of our competitors, our market share or product margins could decrease, thereby harming our business.

We are highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition
Substantially all of our revenue comes from the sale of iFuse, iFuse-3D, iFuse-TORQ, and iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
If clinical experience with our iFuse Bedrock technique or iFuse Bedrock Granite does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ and/or iFuse Bedrock Granite implants could be adversely impacted.

In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse triangular implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint in connection with a thoracolumbar fusion procedure. In May 2022, we introduced iFuse Bedrock Granite, an implant which fuses the sacroiliac joint and attaches to the rods placed in a multi-segment spinal fusion construct, and which is used in substantially similar procedures as the iFuse Bedrock technique. To date, clinical experience with the iFuse Bedrock technique and with iFuse Bedrock Granite is limited and we have yet to complete a clinical trial to evaluate the iFuse Bedrock technique or the iFuse Bedrock Granite implant. Surgeons do not know if the addition of sacroiliac fusion devices to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain our network of direct sales representatives and third-party distributors, we may not be able to generate anticipated sales.
As of December 31, 2022, our U.S. sales force consisted of 88 territory sales managers and 73 clinical support specialists directly employed by us and 105 third-party distributors. As of December 31, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 exclusive third-party distributors, which together have had sales in 38 countries through December 31, 2022. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party distributors.
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and third-party distributors with significant technical knowledge in various areas, such as spine and pelvic health and treatment. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. If a direct sales representative or third-party distributor departs and is retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. The launch of new products or entrance into new markets could distract our sales representatives from existing customers and markets and redirect resources from existing to novel markets. Furthermore, any such change affects our ability to hire, contract with and retain members of our direct sales force and third-party distributors. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified third-party distributors or to hire additional direct sales representatives to work with us. Furthermore, we may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or third-party distributors would prevent us from expanding our business and generating sales. If our direct sales representatives or third-party distributors fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease.
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
•    create sufficient product differentiation to expand overall market share and minimize cannibalization of existing product markets;
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
The size and future growth in the market for our iFuse products has not been established with precision and may be smaller than we estimate, possibly materially. In addition, we estimate cost savings to the economy and healthcare system as a result of the iFuse procedure based on our market research. If our estimates and projections overestimate the size of this market or these benefits and cost savings, our sales growth may be adversely affected.
We are not aware of an independent third-party study that reliably reports the potential market size for our iFuse products or cost savings as a result of the iFuse procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
•    customer relationship management;
•    inventory management;
•    compliance and regulatory reporting requirements;
•    engineering and product development tasks; and
•    our research and development data.
Our information technology systems are vulnerable to damage or interruption from:
•    earthquakes, fires, floods, and other natural disasters;
•    terrorist attacks and attacks by computer viruses or hackers or internal or external breaches of our cybersecurity;
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

Like other public companies, we have in the past, and in the future could be subject to instances of phishing attacks on our email systems, other cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, wire fraud or other cyber incidents. The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent and adaptive, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales. In addition, the cost and operational consequences of implementing further data protection or data restoration measures could be significant.

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
Our Loan and Security Agreement (as amended, the "Amended Loan Agreement") with Silicon Valley Bank (“SVB”) contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on SVB's security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness incurred by us or our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect.
The Amended Loan Agreement is secured by substantially all our assets other than our intellectual property. The Amended Loan Agreement includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions.
The covenants in the Amended Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand, or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our credit facility agreements. If not waived, future defaults could cause all of the outstanding indebtedness under the Amended Loan Agreement to become immediately due and payable.
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
Before we can market or sell a new regulated product or make a significant modification to an existing product in the U.S., with limited exceptions, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a PMA application from the FDA for a Class III device. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining domestic and international regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the U.S., our currently commercialized products have either received premarket clearance under Section 510(k) of the FDCA or are exempt from premarket review. If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy, and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure investors that we will be able to obtain the 510(k) clearances with respect to those products.
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
Certain states and countries also have enacted analogous state and foreign law equivalents of each of the above federal laws and may also mandate implementation of corporate compliance programs, require compliance with the industry’s voluntary compliance guidelines, impose restrictions on device manufacturer marketing practices, and/or require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities. Many of these state and foreign laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
The California Consumer Privacy Act, which became effective on January 1, 2020, as amended by the California Privacy Rights Act (“CCPA”), requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used and shared, correct inaccurate personal information, and limit the use and disclosure of certain sensitive personal information. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Our compliance costs and potential liability with respect to personal information may also increase in response to other states adopting and considering initiative regarding protection of personal information. In March 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which will take effect on January 1, 2023. Virginia is the second state to pass comprehensive privacy litigation. Colorado passed the Colorado Privacy Act (“CPA”) on July 7, 2021 with enforcement to begin on July 1, 2023. In 2022, both Utah and Connecticut also enacted comprehensive data privacy legislation. While these laws are similar in certain respects, the laws differ and compliance with one law does not equate to compliance with the other laws. Several other states (including Washington, New York, and Minnesota) also are considering comprehensive privacy legislation that could further complicate and increase the cost of complying with various state privacy laws. If states pass a patchwork of privacy laws, this also could increase pressure on the U.S. Congress to harmonize privacy laws through federal legislation.
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
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, and third-party distributors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates applicable laws and regulations, such as FDA reporting requirements, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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
The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have in the past, and may in the future, initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. Equivalent procedures and penalties have been established in other countries including EU Member States.
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
Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites, and the ability to comply with the inclusion and exclusion criteria for participation in the clinical trial and patient compliance. Development of sufficient and appropriate clinical protocols to demonstrate safety and effectiveness are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our Notified Body may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. For example, the COVID-19 pandemic caused substantial delays in site initiation and patient enrollment in our SILVIA trial designed to assess the safety and efficacy of our Bedrock technique. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our Notified Body may not consider our data adequate to demonstrate safety and effectiveness. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
Our business exposes us to potential product liability claims that are inherent in the testing, design, manufacture, and sale of surgical devices. Sacroiliac joint and other orthopedic spine surgeries involve significant risk of serious complications, including bleeding, nerve injury, paralysis, and even death. Surgeons or non-surgeon physicians may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes or patient injury. In addition, if longer-term patient results and experience indicate that our products or any component of a product cause tissue damage, motor impairment, or other adverse effects, we could be subject to significant liability. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects, or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts, or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation, our ability to attract and retain customers and our results of operations or financial condition.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2022, we owned 51 issued U.S. patents and had 32 pending U.S. patent applications, and we owned 16 issued foreign patents and had 18 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
    As of December 31, 2022, we have 19 registered trademarks in the U.S. and have filed for four more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
•the impact of the COVID-19 pandemic on our business;
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
•the impact of the COVID-19 pandemic or other epidemic disease outbreak on our business;
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
As of December 31, 2022, we had net operating loss (“NOL”) carryforwards of $298.6 million and $238.7 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2029 and 2022, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet, and the lease for this space expires in May 2025. Our headquarters houses our research, product development, marketing, finance, education, and administration functions. We also lease research and development and warehouse space in another building in Santa Clara, California under a lease that will expire in October 2026, and office spaces in Gallarate, Italy (lease expires in August 2027), Mannheim, Germany (lease can be terminated on six-months notice), and Knaresborough, United Kingdom (lease expires in December 2025) to accommodate our European sales and marketing team. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space.
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
Holders of Record
As of February 23, 2023, we had 144 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures.
Our products include a series of patented titanium implants and the instruments used to implant them. Since launching our first generation iFuse in 2009, we have launched three new implants product lines, iFuse-3D in 2017, iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022. Within the United States, our iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult deformity and degeneration, and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of distributors in the U.S., and with a combination of a direct sales force and distributors in other countries. As of December 31, 2022, more than 75,000 procedures have been performed by over 3,000 surgeons in the United States and 38 other countries since we introduced iFuse in 2009.
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

Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among other things, our key performance indicators, including our ability to expand access to solutions, increase surgeon penetration, launch new products, address human capital needs and gain operational efficiencies.

Expand Access to Solutions
As we expand our portfolio, the experience, caliber, and strong clinician relationships of our sales force will be crucial to drive adoption of our future products and procedures. Since our initial public offering in 2018, we have made significant investments in our commercial infrastructure to build a valuable sales team to expand the market, drive surgeon engagement and deliver revenue growth.
While we will continue to selectively expand our sales force, we are also focused on increasing our sales managers capacity and drive productivity by adding more clinical support specialists and implement hybrid models, including selectively adding distributors for case coverage and consign instrument trays and implants at selective sites of service
As of December 31, 2022, our U.S. sales force consisted of 88 territory sales managers and 73 clinical support specialists directly employed by us and 105 third-party distributors, compared to 85 territory sales managers and 65 clinical support specialists directly employed by us and 59 third-party distributors as of December 31, 2021. As of December 31, 2022, our international sales force consisted of 18 sales representatives directly employed by us and 30 third-party distributors, compared to 20 sales representatives directly employed by us and 32 third-party distributors as of December 31, 2021.
With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage the ASCs to educate them on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons. As of December 31, 2022, over 20 percent of procedures for sacroiliac joint dysfunction using our products were performed at ASCs.
We have been making targeted investments in digital marketing initiatives to drive patient awareness, to empower and educate patients as they manage their sacroiliac joint dysfunction and associated pain. These marketing programs are targeted at patients in chronic, severe sacroiliac joint pain who have been in conservative care for an extended period of time. We are focused on connecting patients with surgeons in their area who perform minimally invasive SI-Joint procedures through our Find-a-Doctor website tool. Through a variety of channels, including search, social and display, we have deployed a number of campaigns and are continually optimizing to maximize patient awareness and to connect patients with surgeons. Our data-driven approach enables us to focus our investment on the most cost-effective programs.

Surgeon Engagement
Engaging and educating surgeons and other healthcare professionals about the clinical merits and patient benefits of our solutions will be important to grow surgeon adoption. Our medical affairs team works closely with our sales team to increase surgeon engagement and activation. Surgeon activity includes both the number of surgeons performing our procedures as well as the number of procedures performed per surgeon. In addition to training new surgeons, we have several initiatives to re-engage inactive surgeons.
We utilize a combination of hands-on cadaveric and dry-lab training, as well as SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator for training purposes, and optimize our programs to improve adoption rate, time to first case and ultimately surgeon productivity.
As of December 31, 2022 and 2021, in the U.S. more than 2,200 surgeons and 1,800 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of December 31, 2022 and 2021, more than 800 surgeons and 700 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 5,300 target surgeons in the U.S., as well as international surgeons to train and retrain in the future. Since launching our academic training program in August 2018, we have trained residents and fellows in over 200 academic programs in the U.S., resulting in the training of approximately 1200 surgical residents and fellows.
Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address SI joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite, we believe that the value of our innovative, versatile, and complementary product portfolio provides surgeons with a comprehensive set of alternatives, and positions us as the top choice for surgeons for sacropelvic solutions.
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing long-construct spinal fusion. We anticipate the results for the primary endpoint in 2024. In September 2022 we enrolled the first of the targeted 120 patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse-TORQ device vs. non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We anticipate results to be available in late 2024.
We continue to invest in R&D initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. In 2022, we spent $13.6 million on R&D, equating to 13% of our 2022 revenue.
Enhance Employee Experience and Engagement
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
In addition to ensuring workforce diversity as well as fair and equitable pay to our employees, we remain focused on enhancing employee retention and job satisfaction. To that effect, we have created a feedback framework to monitor and respond to employee sentiment on an ongoing basis. Leveraging the insights from this feedback, we are focused on implementing strategies to enhance productivity and increase employee empowerment to drive quick decision making and prioritization across the organization. Additionally, we offer ongoing learning and leadership training opportunities that support growth and development. In 2022 we conducted a formal management training program and implemented a new career development program which includes a formalized framework that reflects how an employee can advance their career within the company. Through our engagement programs and voluntary and giving activities, we are also focused on building connections between our employees, their families, and our communities to create a more meaningful and fulfilling workplace. We experienced a decrease in voluntary employee attrition during 2022, which we believe was at least in part to due to our actions to improve employee experience.

Gain operational efficiency
To support our growing portfolio of solutions, we continue to evolve our business processes to identify, measure and improve operational efficiency. The information developed will allow us to optimize processes, increase sales force productivity and improve asset utilization.
While we will continue to selectively expand our sales force, we are also focused on increasing our sales managers capacity and drive productivity by adding more clinical support specialists and implement hybrid models, including selectively adding distributors for case coverage and consign instrument trays and implants at selective sites of service. Our average revenue per territory manager has increased to approximately $1.21 million in FY2022, from $1.06 million in FY2021.
We have made significant investments in instrument sets used to perform surgeries. Our goal is to deploy instrument sets to the market where the demand exists to increase our asset turn rate over time and use capital more effectively. Given the macro supply chain disruption, we are working closely with our suppliers to reduce lead time for our implant to ensure we can support our expanding surgeon footprint and over time build the resilience in our supply chain to reduce our cash investment in inventory. Additionally, we are partnering with our suppliers around design for manufacturing, specifically for a newer products, to reduce the overall cost of the implants as we scale, reduce waste and rework. Lastly, we are integrating our demand planning and manufacturing systems, to ensure we leverage actual usage trends as we build surgical capacity to support our growth.

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

Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year as patients have more time in the winter months to have the procedure completed or want to take advantage of their annual insurance coverage limits. However, taken as a whole, seasonality does not have a material impact on our financial results

Starting March 2020, the impact of COVID-19 pandemic on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures.
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

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs, and accretion of final fees on the Solar and SVB Term Loans. See “Liquidity and Capital Resources - Term Loan” below for a description of these term loans.
Other Income (Expense), Net
Other income (expense), net consists primarily of net foreign exchange gains and losses on foreign transactions.

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the consolidated financial statements:

	Year ended December 31, 2022		Year ended December 31, 2021
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$106,409	100%	$90,152	100%
Cost of goods sold	15,705	15%	10,428	12%
Gross profit	90,704	85%	79,724	88%
Operating expenses:
Sales and marketing	107,726	101%	93,884	104%
Research and development	13,627	13%	12,441	14%
General and administrative	28,960	27%	25,069	28%
Total operating expenses	150,313	141%	131,394	146%
Loss from operations	(59,609)	(56)%	(51,670)	(58)%
Interest and other income (expense), net:
Interest income	1,304	1%	186	—%
Interest expense	(2,819)	(3)%	(5,365)	(6)%
Other income (expense), net	(132)	—%	277	—%
Net loss	$(61,256)	(58)%	$(56,572)	(64)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year ended December 31, 2022		Year ended December 31, 2021
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$98,751	93%	$82,739	92%
International	7,658	7%	7,413	8%
	$106,409	100%	$90,152	100%

Comparison of the years ended December 31, 2022 and 2021
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands except for percentages)
Revenue	$106,409	$90,152	$16,257	18%
Cost of goods sold	15,705	10,428	5,277	51%
Gross profit	$90,704	$79,724	$10,980	14%
Gross margin	85%	88%

Revenue. The increase in revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 comprised a $16.0 million increase in our U.S. revenue and an increase of $0.2 million in our international revenue. The increase in revenue is due to the increase in domestic and international case volumes, driven by a seasoned and expanding sales force and growing base of active surgeons. This increase was partially offset by lower average selling prices, challenges in certain international markets and impact of foreign exchange on our international revenue.

Gross Profit and Gross Margin. Gross profit increased $11.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 driven by higher revenue. Gross margin was 85% for the year ended December 31, 2022 compared to 88% in the prior year. Gross margin decreased due to lower average selling prices driven by procedure and product mix, as well as type of medical facilities where the procedures were performed. Gross margin also included the impact of higher costs of newly launched implants and the increase in cost to support the growth of the business, including increase in depreciation from instrument trays for newly launched products.
Operating Expenses:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$107,726	$93,884	$13,842	15%
Research and development	13,627	12,441	1,186	10%
General and administrative	28,960	25,069	3,891	16%
Total operating expenses	$150,313	$131,394	$18,919	14%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to increases in employee related costs, commissions and stock-based compensation of $11.0 million driven by increased headcount and higher revenues, and increased travel, marketing and other related costs resulting in an increase of $3.1 million, partially offset by lower consulting fees of $0.3 million associated with more targeted surgeon programs.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to an increase of $1.5 million in employee related costs and stock-based compensation driven by increased headcount, partially offset by a decrease of $0.3 million in consulting and research and development activities related to the timing of new product development.
General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to an increase of $3.8 million in employee related costs and stock-based compensation driven by increased headcount, an increase of $0.3 million in consulting primarily associated with Sarbanes-Oxley compliance requirements, and an increase of $0.2 million for the allowance for credit losses, partially offset by a decrease of $0.4 million in insurance costs.
Interest and Other Income (Expense), Net:

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(in thousands, except for percentages)
Interest income	$1,304	$186	$1,118	601%
Interest expense	(2,819)	(5,365)	2,546	47%
Other income (expense), net	(132)	277	(409)	(148)%
Total interest and other income (expense), net	$(1,647)	$(4,902)	$3,255	66%
Interest Income. The increase in interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The decrease in interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to $0.7 million of lower interest associated with the SVB Term Loan in 2022 compared to the SVB Term Loan and Solar Term Loan in 2021, offset in part by the loss on extinguishment of the Solar Term Loan of $1.8 million in 2021.
Other Income (Expense), Net. Other income (expense), net changed from income to expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to foreign currency fluctuations.

Liquidity and Capital Resources
As of December 31, 2022, we had cash and marketable securities of $97.3 million compared to $147.0 million as of December 31, 2021. We have financed our operations primarily through our public offerings and debt financing arrangements. As of December 31, 2022 and 2021 we had $35.2 million and $35.0 million outstanding debt, respectively.
As of December 31, 2022, we had an accumulated deficit of $357.1 million. During the years ended December 31, 2022 and 2021, we incurred a net loss of $61.3 million and $56.6 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the impact of future pandemics or economic downturn, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Report) pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources.
Term Loan
On May 29, 2020, we entered into a term loan with Solar Capital Partners (“Solar”). Pursuant to the Loan and Security Agreement, Solar provided an aggregate principal amount of $40.0 million term loan (the “Solar Term Loan”). We paid in full and terminated the Solar Term Loan in August 2021.
The outstanding debt as of December 31, 2022 is related to a term loan entered into by us with Silicon Valley Bank (“SVB”). Pursuant to the Loan and Security Agreement (“Loan Agreement”) dated August 12, 2021 (the “Effective Date”), SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”). We used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. We recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations for the year ended December 31, 2021. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan.

The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on our achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the Loan Agreement. As of December 31, 2022, we achieved the performance milestone, therefore the Maturity Date was extended to August 1, 2026. We accounted for this change in Maturity Date as a debt modification, and accordingly, the unamortized discount and debt issuance costs associated with the SVB Term Loan are being amortized to interest expense using straight-line method over the remaining term of the loan through August 1, 2026. Interest on the SVB Term Loan will be payable monthly at an annual rate set at the greater of (a) 5.75% and (b) prime rate as published in the Wall Street Journal plus 2.5%. Commencing on September 1, 2023, we will be required to make monthly principal amortization payments. We may elect to prepay the SVB Term Loan prior to the Maturity Date subject to a prepayment fee equal to 1% if the prepayment occurs prior to the second anniversary of the Effective Date and 0% if the prepayment occurs on or at any time after the second anniversary of the Effective Date. The SVB Term Loan is secured by substantially all our assets other than our intellectual property. We are also obligated to pay a final payment equal to $0.7 million or 2% of the aggregate principal amount of the SVB Term Loan, which was fully earned by SVB on the effective date of the Loan Agreement. With respect to the SVB Term Loan, this final payment shall be due and payable on the earliest of (i) the maturity date, (ii) the full repayment of the loan, (iii) permitted prepayment and mandatory prepayment upon an acceleration as specified in the agreement or (iv) the termination of the agreement. The final payment was included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.

The Loan Agreement includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2022, we were in compliance with all debt covenants.

In January 2023, our outstanding amount under the SVB Term Loan was refinanced on a long-term basis and is accordingly classified as term note, noncurrent as of December 31, 2022. See Note 15 in the accompanying Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of our full repayment and termination of the SVB Term Loan and entry into a new term loan and revolving credit facility.
Cash Requirements

Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with SVB, operating lease obligations and purchase obligations with some of our suppliers. Expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$35,700	$4,861	$23,334	$7,505	$—
Interest obligations (2)	7,541	3,466	3,847	228	—
Operating leases obligations	4,645	1,590	2,517	538	—
Purchase obligations	821	821	—	—	—
Total	$48,707	$10,738	$29,698	$8,271	$—

(1)Represents the principal obligations and the final fee at maturities of our SVB Term Loan.
(2)Represents the future interest obligations on our SVB Term Loan estimated using an interest rate of 10.0% as of December 31, 2022.

This compared to $48.4 million of contractual obligations as of December 31, 2021.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021	$ Change
	(in thousands, except for percentages)
Net cash provided by (used in):
Operating activities	$(41,655)	$(39,533)	$(2,122)
Investing activities	(2,815)	51,580	(54,395)
Financing activities	2,197	(1,711)	3,908
Effects of exchange rate changes on cash and cash equivalents	(429)	(498)	69
Net increase in cash and cash equivalents	$(42,702)	$9,838	$(52,540)

Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 of $41.7 million resulted from cash outflows due to net loss of $61.3 million, adjusted for $27.2 million of non-cash items and cash outflows from changes in operating assets and liabilities of $7.6 million. Net cash used in operation activities for the year ended December 31, 2021 of $39.5 million resulted from cash outflows due to net loss of $56.6 million, adjusted for $22.8 million of non-cash items and cash outflows from changes in operating assets and liabilities of $5.7 million. The increase in net loss, net of non-cash items for the year ended December 31, 2022 compared to the year ended December 31, 2021 was mainly due to the higher operating expenses from the growth of the business. Net cash outflows from changes in operating assets and liabilities for year ended December 31, 2022 were primarily due to higher inventory build-up related to our iFuse-TORQ and iFuse Bedrock Granite implants and higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2022, offset in part by a decrease in prepaid expenses due to timing of payments for software subscriptions and lower prepaid annual insurance premiums, an increase in accounts payable due to the timing of vendor payments, and an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals. Net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2021 were primarily due to higher inventory build-up related to our iFuse-TORQ implants and timing of accounts receivable collections due to the increase in revenue in the fourth quarter of 2021, an increase in prepaid expenses due to higher prepaid insurance related to annual insurance premiums, and a decrease in accounts payable due to the timing of vendor payments, partially offset by an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals.
Cash (Used In) Provided by Investing Activities
Net cash used in investing activities in the year ended December 31, 2022 was $2.8 million compared to net cash provided by investing activities of $51.6 million in the year ended December 31, 2021. Net cash used in investing activities for the year ended December 31, 2022 consisted of purchases of property and equipment of $9.5 million related to individual components in instrument sets to support increased case volumes, increased demand for iFuse-TORQ and the launch of iFuse Bedrock Granite, as well as capitalized costs related to the lease in Santa Clara, partially offset by maturities of our marketable securities, net of purchases of $6.7 million. Net cash provided by investing activities for the year ended December 31, 2021 consisted of maturities of our marketable securities, net of purchases of $58.0 million, partially offset by purchases of property and equipment of $6.4 million for individual components in instrument sets, primarily for the launch of iFuse-TORQ and capitalized costs related to the lease in Santa Clara.
Cash Provided by (Used In) Financing Activities
Cash provided by financing activities in the year ended December 31, 2022 was $2.2 million related to proceeds from the issuance of common stock under our stock-based incentive compensation plans. Cash used in financing activities for the year ended December 31, 2021 was $1.7 million and includes the paydown of our debt by $5.0 million and $1.6 million of other payments associated with refinancing of our debt, partially offset by proceeds from the issuance of common stock under our stock-based incentive compensation plans of $4.9 million.

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
Stock-Based Compensation
We grant restricted stock unit awards subject to market and service vesting conditions to certain executive officers. This type of grant consists of the right to receive shares of common stock, subject to achievement of time-based criteria and certain market-related performance goals over a specified period, as established by the Compensation Committee of the Company’s Board of Directors. The fair value of our market-related performance awards is estimated using a Monte-Carlo simulation, which incorporates the probability of the achievement of the market-related performance goals at the date of grant. If such performance goals are not ultimately met, the expense is not reversed. Stock-based compensation expense is recognized ratably over the requisite service period.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
    As a "small reporting company", we are not required to provide the information otherwise required by this Item.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – U.S. Implantation Product Sales

As described in Note 2 to the consolidated financial statements, product sales where the Company’s sales representative delivers the product at the point of implantation at the hospital or medical facilities represent the majority of the Company's consolidated revenue. The Company’s consolidated revenue was $106.4 million for the year ended December 31, 2022, of which, $98.8 million is related to the U.S. Management recognizes the revenue from these sales upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company’s consolidated revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition, U.S. implantation product sales is a critical audit matter is the high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) confirming a sample of outstanding customer invoice balances at year end and obtaining and inspecting source documents, including invoices, sales contracts, and proof of implantation for unpaid invoices, and obtaining subsequent cash receipt for paid invoices, where applicable, for confirmations not returned, and (iv) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP
San Jose, California
March 2, 2023

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,717	$63,419
Short-term investments	76,573	83,560
Accounts receivable, net of allowance for credit losses of $400 and $264, respectively	20,674	14,246
Inventory	17,282	11,498
Prepaid expenses and other current assets	2,365	3,143
Total current assets	137,611	175,866
Property and equipment, net	15,564	8,992
Operating lease right-of-use assets	4,002	5,248
Other non-current assets	375	400
TOTAL ASSETS	$157,552	$190,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,279	$3,198
Accrued liabilities and other	13,511	12,353
Operating lease liabilities, current portion	1,388	1,339
Total current liabilities	21,178	16,890
Long-term borrowings	35,171	34,973
Operating lease liabilities, net of current portion	2,871	4,166
Other long-term liabilities	30	57
TOTAL LIABILITIES	59,250	56,086

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,731,577 and 33,674,085 shares issued and outstanding, respectively	3	3
Additional paid-in capital	455,172	429,914
Accumulated other comprehensive income	232	352
Accumulated deficit	(357,105)	(295,849)
TOTAL STOCKHOLDERS’ EQUITY	98,302	134,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,552	$190,506
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$106,409	$90,152
Cost of goods sold	15,705	10,428
Gross profit	90,704	79,724
Operating expenses:
Sales and marketing	107,726	93,884
Research and development	13,627	12,441
General and administrative	28,960	25,069
Total operating expenses	150,313	131,394
Loss from operations	(59,609)	(51,670)
Interest and other income (expense), net:
Interest income	1,304	186
Interest expense	(2,819)	(5,365)
Other income (expense), net	(132)	277
Net loss	(61,256)	(56,572)
Other comprehensive income (loss):
Unrealized loss of marketable securities	(65)	(31)
Changes in foreign currency translation	(55)	(141)
Comprehensive loss	$(61,376)	$(56,744)

Net loss per share, basic and diluted	$(1.79)	$(1.71)

Weighted-average number of common shares used to compute basic and diluted net loss per share	34,201,824	33,145,930
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	32,583,220	$3	$408,113	$524	$(239,277)	$169,363
Issuance of common stock upon exercise of stock options, net of shares withheld	369,375	—	2,565	—	—	2,565
Issuance of common stock related to employee stock purchase plan	147,295	—	2,343	—	—	2,343
Issuance of common stock upon vesting of restricted stock units	574,195	—	—	—	—	—
Stock-based compensation	—	—	16,866	—	—	16,866
Vesting of early exercised stock options	—	—	27	—	—	27
Foreign currency translation	—	—	—	(141)	—	(141)
Net unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(56,572)	(56,572)
Balances as of December 31, 2021	33,674,085	3	429,914	352	(295,849)	134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	80,571	—	379	—	—	379
Issuance of common stock related to employee stock purchase plan	170,717	—	1,818	—	—	1,818
Issuance of common stock upon vesting of restricted stock units	806,204	—	—	—	—	—
Stock-based compensation	—	—	23,061	—	—	23,061
Foreign currency translation	—	—	—	(55)	—	(55)
Net unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(61,256)	(61,256)
Balances as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(61,256)	$(56,572)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	23,061	16,866
Depreciation and amortization	3,452	2,086
Accounts receivable credit losses	150	14
Accretion of discount on marketable securities	229	1,294
Amortization of debt issuance costs	198	288
Loss on extinguishment of debt	—	1,848
Loss on sale and disposal of property and equipment	153	399
Changes in operating assets and liabilities
Accounts receivable	(6,479)	(569)
Inventory	(5,709)	(5,784)
Prepaid expenses and other assets	810	(594)
Accounts payable	2,529	(532)
Accrued liabilities and other	1,207	1,723
Net cash used in operating activities	(41,655)	(39,533)
Cash flows from investing activities
Maturities of marketable securities	126,200	159,990
Purchases of marketable securities	(119,508)	(102,021)
Purchases of property and equipment	(9,507)	(6,389)
Net cash (used in) provided by investing activities	(2,815)	51,580
Cash flows from financing activities
Proceeds from debt financing	—	35,000
Repayments of debt financing	—	(41,000)
Payments of debt issuance costs	—	(111)
Payments of prepayment penalty and lender fees	—	(508)
Proceeds from the exercise of common stock options	379	2,565
Proceeds from issuance of common stock under employee stock purchase plan	1,818	2,343
Net cash provided by (used in) financing activities	2,197	(1,711)
Effect of exchange rate changes on cash and cash equivalents	(429)	(498)
Net (decrease) increase in cash and cash equivalents	(42,702)	9,838
Cash and cash equivalents at
Beginning of year	63,419	53,581
End of year	$20,717	$63,419
Supplemental disclosure of cash flow information
Cash paid for interest	$2,621	$3,230
Supplemental disclosure of non-cash information
Vesting of early exercised stock options	$—	$27
Unpaid purchases of property and equipment	1,115	509
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company introduced its first generation iFuse implant in 2009 in the U.S., in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world. The second generation iFuse implant, iFuse 3-D, was introduced in 2017 followed by iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022.
Risks and Uncertainties
The Company is subject to continuing risk and uncertainties as a result of the COVID-19 pandemic, and is closely monitoring the impact of the pandemic on all aspects of its business, including the impacts on its customers, patients that would benefit from procedures involving the Company's products, employees, suppliers, vendors, business partners and distribution channels. Economies worldwide continue to be negatively impacted by the COVID-19 pandemic, in particular with recurrent mutations of the virus, despite advances in vaccines, and the Company anticipates these disruptions will continue. Certain of the Company’s third-party suppliers have faced delays, product shortages and rising costs resulting from disruptions in the global supply chain, resulting in shop capacity issues impacting lead-times and quantities of implants and instruments available. As a result, the Company is continuing to work closely with its manufacturing partners and suppliers, as well as determining alternative sourcing strategies to enable the Company to source key components and maintain appropriate inventory levels to meet customer demand. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to the COVID-19 pandemic, including those discussed in the section entitled "Risk Factors" in this report. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic and global supply chain issues may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the consolidated financial statements primarily includes the fair value of performance-based restricted stock unit awards. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by the management. Actual results could differ from those estimates.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Year Ended December 31,
	2022	2021
	(in thousands)
United States	$98,751	$82,739
International	7,658	7,413
	$106,409	$90,152
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Marketable Securities
The Company's marketable securities primarily consist of investments in money market funds, U.S. treasury securities, U.S. agency bonds, corporate bonds and commercial paper. All of the Company's marketable securities are available-for-sale debt securities and are classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original or remaining maturity is more than twelve months. All marketable securities are recorded at their estimated fair value. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that the Company will be required to sell the potentially impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success. For the years ended December 31, 2022 and 2021, the allowance for credit losses activity was not significant.
The movement in the allowance for credit losses was as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of year	$264	$263
Provision	150	14
Write-offs	(14)	(13)
Balance at end of year	$400	$264
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. For the years ended December 31, 2022 and 2021, the Company has not experienced impairment losses on its long-lived assets.
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
In accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through distributors and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either the customer contract or agreed price list, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an agreed price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.
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
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2022 and 2021.
Research and Development
Research and development costs are charged to operations as incurred and consist of costs incurred by the Company for the development of the Company’s product which primarily include: (1) employee-related expenses, including salaries, benefits, travel and stock-based compensation expense; (2) external research and development expenses; and (3) other expenses, which include direct and allocated expenses for facilities and other costs.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $1.6 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the event the underlying terms of stock awards are modified on which stock-based compensation was granted, additional expense is recognized for any modification that increases the total fair value of the share-based payment arrangement at the modification date.
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
Comprehensive Loss
Comprehensive loss represents changes in the stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized foreign currency translation income (losses) and unrealized gains (losses) on marketable securities represent the two components of other comprehensive income that are excluded from the reported net loss for each of the reporting periods and has been presented in the consolidated statements of operations and comprehensive loss.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt - Debt with Conversion and Other Options (ASC 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by removing the beneficial conversion and cash conversion accounting models for convertible instruments and removes certain settlement conditions that are required for contracts to qualify for equity classification. This new standard also simplifies the diluted earnings per share calculations by requiring that an entity use the if-converted method for convertible instruments and requires that the effect of potential share settlement be included in diluted earnings per share calculations when an instrument may be settled in cash or shares. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021. The new standard went effective on January 1, 2022, and it did not impact the Company's consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards Not Yet Effective
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Marketable Securities
All of the Company's marketable securities were available-for-sale debt securities and were classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short-term investments are securities that original maturity or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities for which the original maturity or remaining maturity is greater than twelve months.

The table below summarizes the marketable securities:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,002	$—	$—	$8,002
Cash equivalents	8,002	—	—	8,002

U.S. treasury securities	48,636	4	(105)	48,535
U.S. agency bonds	2,918	3	—	2,921
Corporate bonds	2,914	—	(3)	2,911
Commercial paper	22,206	—	—	22,206
Short-term investments	76,674	7	(108)	76,573
Total marketable securities	$84,676	$7	$(108)	$84,575

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$57,829	$—	$—	$57,829
Cash equivalents	57,829	—	—	57,829

U.S. treasury securities	28,064	—	(16)	28,048
Corporate bonds	31,558	4	(23)	31,539
Commercial paper	23,973	—	—	23,973
Short-term investments	83,595	4	(39)	83,560

Total marketable securities	$141,424	$4	$(39)	$141,389
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of December 31, 2022 and 2021, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets during the years ended December 31, 2022 and 2021.

The Company elected to present accrued interest receivable separately from short-term and long-term investments on its consolidated balance sheets. Accrued interest receivable was $0.2 million as of December 31, 2022, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2022 and 2021.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$8,002	$—	$—	$8,002
U.S. treasury securities	48,535	—	—	48,535
U.S. agency bonds	—	2,921	—	2,921
Corporate bonds	—	2,911	—	2,911
Commercial paper	—	22,206	—	22,206
Total marketable securities	$56,537	$28,038	$—	$84,575

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$57,829	$—	$—	$57,829
U.S. treasury securities	28,048	—	—	28,048
Corporate bonds	—	31,539	—	31,539
Commercial paper	—	23,973	—	23,973
Total marketable securities	$85,877	$55,512	$—	$141,389
5. Balance Sheet Components
Inventory
As of December 31, 2022, inventory consisted of finished goods of $15.6 million and work-in-progress and components of $1.7 million. As of December 31, 2021, inventory consisted of finished goods.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, net:

	December 31, 2022	December 31, 2021
	(in thousands)
Machinery and equipment	$14,920	$10,573
Construction in progress	7,854	3,657
Computer and office equipment	976	916
Leasehold improvements	1,631	503
Furniture and fixtures	390	309
	25,771	15,958
Less: Accumulated depreciation and amortization	(10,207)	(6,966)
	$15,564	$8,992
As of December 31, 2022, construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $5.0 million and construction costs related to the lease in Santa Clara and software costs of $2.9 million. Depreciation expense was $3.4 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively.
Accrued Liabilities and Other:

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and related expenses	$11,365	$10,055
Accrued professional services	355	995
Others	1,791	1,303
	$13,511	$12,353
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California, which expires in May 2025 and a building used for research and development and warehouse space in Santa Clara, California, which expires in October 2026. The Company also has non-cancelable operating leases for its office building spaces in Gallarate, Italy and Knaresborough, United Kingdom, which expire in August 2027 and December 2025, respectively.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2022 to 2027.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022	December 31, 2021
	(in thousands)
Operating lease expense	$1,599	$1,181
Variable lease expense	461	266
Total lease expense	$2,060	$1,447

Cash paid for amounts included in the measurement of operating lease liabilities	$1,600	$1,225
Leased assets obtained in exchange for new operating lease liabilities	$127	$2,896

Weighted average remaining lease term (in years)	3.05	3.98
Weighted average discount rate	5.77%	5.75%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2022 was as follows:

Year Ending December 31,	(in thousands)
2023	$1,590
2024	1,513
2025	1,004
2026	529
2027	9
Thereafter	—
Total operating lease payments	$4,645
Less: imputed interest	(386)
Total operating lease liabilities	$4,259

As of December 31, 2022, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.8 million and $1.2 million as of December 31, 2022 and 2021, respectively.
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
7. Borrowings

Term Loan

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	December 31, 2022	December 31, 2021
	(in thousands)
Principal outstanding and final fee	$35,700	$35,700
Less: Unamortized debt issuance costs	(73)	(100)
Unaccreted value of final fee	(456)	(627)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,171	$34,973
Classified as:
Long-term borrowings	$35,171	$34,973
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

The outstanding debt as of December 31, 2021 and 2022 was related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”). The Company used the proceeds of the SVB Term Loan to repay in full and terminate the Solar Term Loan, which was accounted for as debt extinguishment in accordance with the accounting standards. The Company recognized the unamortized debt issuance costs and unaccreted value of final fee of $1.3 million and the prepayment penalty and lender fees of $0.5 million related to Solar Term Loan as a loss on debt extinguishment. The costs and fees are reflected as interest expense in the consolidated statement of operations. The total debt issuance costs of $0.1 million associated with the SVB Term Loan were recorded in the consolidated balance sheet as a direct deduction from the carrying amount of the loan, and are amortized as a component of interest expense using straight-line method over the life of the term loan. The SVB Term Loan matures (the “Maturity Date”) on either (a) August 1, 2025 or (b) August 1, 2026 dependent on the Company’s achievement of a certain financial performance milestone as of December 31, 2022, as set forth in the loan agreement. As of December 31, 2022, the Company achieved the performance milestone, therefore the Maturity Date is extended to August 1, 2026. The Company accounted for this change in Maturity Date as a debt modification, and accordingly, the unamortized discount and debt issuance costs associated with the SVB Term Loan are being amortized to interest expense using straight-line method over the remaining term of the loan through August 1, 2026. The extension of the Maturity Date did not have a material impact on the effective interest rates immediately before and after the debt modification.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
specified in the agreement or (iv) the termination of the agreement. The final payment is included within the long-term borrowings and is accreted to interest expense using straight-line method over the life of the term loan.
The effective interest rate related to the SVB Term Loan was 7.8% and 6.3% for the years ended December 31, 2022 and 2021, respectively. The effective interest rate related to the Solar Term Loan (excluding the write-down of unamortized debt issuance costs and prepayment penalty related to the Solar Term Loan) was 10.3% for the year ended December 31, 2021.
The table below summarizes the future principal and final fee payments under the SVB Term Loan as of December 31, 2022:

Year ending December 31,	(in thousands)
2023	$4,861
2024	11,667
2025	11,667
2026	7,505
2027	—
Total principal and final fee payments	$35,700
The SVB Term Loan includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2022, the Company was in compliance with all debt covenants.
In January 2023, the Company's outstanding amount under the SVB Term Loan was refinanced on a long-term basis and is accordingly classified as term note, non-current as of December 31, 2022. See Note 15 for a discussion of the Company's full repayment and termination of the SVB term loan and entry into a new term loan and revolving credit facility.
CARES Act
On March 27, 2020, the U.S. federal government enacted the “Coronavirus Aid, Relief and Economic Security (CARES) Act,” which, among other things, allowed employers to defer the deposit and payment of an employer's share of social security taxes through December 31, 2020. As of December 31, 2022, the Company had paid the deferred taxes and had no remaining liability. As of December 31, 2021, the Company recorded a liability of $0.5 million related to the deferral of the taxes that was included in accrued liabilities in the consolidated balance sheet.
8. Warrants

The table below summarizes common stock warrants issued and outstanding at December 31, 2022 and 2021:

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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Common and Preferred Stock
The Company's certificate of incorporate as amended and restated in October 2018, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2022 and 2021 were 34,731,577 shares and 33,674,085 shares, respectively. As of December 31, 2022 and 2021, there was no preferred stock issued and outstanding.
The holders of common stock are entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board of Directors. There have been no dividends declared to date.
10. Stock-Based Compensation
2008 Stock Option Plan and 2018 Equity Incentive Plan
In April 2008, the Company adopted the 2008 Stock Option Plan (the “2008 SOP”), as amended, under which the Board of Directors may issue incentive and non-qualified stock options to employees, directors and consultants. In October 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 EIP”), which serves as the successor to the 2008 SOP, under which the Board of Directors may issue incentive and non-qualified stock options, RSUs and PSUs to employees, directors and consultants. No new options have been granted under the 2008 SOP since August 2018. Outstanding options under the 2008 SOP continue to be subject to the terms and conditions of that plan.
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. As of December 31, 2022, a total of 4,029,313 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2023, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 1,736,578 shares.
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
Stock Options

The following table summarizes stock option activity for the years ended December 31, 2022 and 2021:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,405,957	$8.54
Exercised	(369,375)	$6.94
Canceled and forfeited	(27,069)	$15.85
Outstanding as of December 31, 2021	2,009,513	$8.73
Exercised	(80,571)	$4.70
Canceled and forfeited	(25,601)	$15.05
Outstanding as of December 31, 2022	1,903,341	$8.82	3.92	$12,919
Options vested and exercisable as of December 31, 2022	1,892,990	$8.75	3.91	$12,919
Options vested and expected to vest as of December 31, 2022	1,901,995	$8.81	3.94	$12,919

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 amounted to $1.0 million and $8.1 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2022 represents the difference between the exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2022 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$3.24	-	$3.69	378,748	1.52	$3.40	378,748	$3.40
$3.70	-	$4.41	490,008	2.99	$4.30	490,008	$4.30
$4.42	-	$5.31	407,247	4.34	$4.67	407,180	$4.67
$5.32	-	$20.51	233,794	5.45	$12.06	232,013	$12.01
$20.52	-	$22.00	393,544	6.04	$22.00	385,041	$22.00
			1,903,341	3.91	$8.82	1,892,990	$8.75
There were no stock options granted during the years ended December 31, 2022 and 2021.
As of December 31, 2022, there was approximately $22,000 of unrecognized compensation cost related to stock options granted. These costs are expected to be recognized over a period of approximately 0.5 years.
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

	Year Ended December 31, 2022
Expected volatility of common stock	48.9%	to	58.7%
Expected volatility of peer companies	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.13)	to	1.00
Risk-free interest rate	0.4%	to	1.2%
Dividend yield	—%	to	1.0%
The following table summarizes RSU and PSU activity for the years ended December 31, 2022 and 2021:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,165,295	$20.07	—	$—
Granted	1,187,143	$28.46	—	$—
Vested	(574,195)	$21.76	—	$—
Canceled and forfeited	(211,721)	$24.76	—	$—
Outstanding as of December 31, 2021	1,566,522	$25.17	—	$—
Granted	1,264,835	$20.66	155,596	$19.50
Vested	(806,204)	$24.03	—	$—
Canceled and forfeited	(230,225)	$23.46	—	$—
Outstanding as of December 31, 2022	1,794,928	$22.72	155,596	$19.50
As of December 31, 2022, the unrecognized compensation cost related to the RSUs was $33.2 million, which is expected to be recognized over a period of approximately 2.5 years. As of December 31, 2022, the unrecognized compensation cost related to the PSUs was $1.5 million, which is expected to be recognized over a period of approximately 2.0 years.
Employee Stock Purchase Plan
The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offering period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date and provided for automatic enrollment in a new offering.
As of December 31, 2022, a total of 1,050,179 shares of common stock are available for future grants under the ESPP. On January 1, 2023, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 347,315 shares.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 170,717 shares and 147,295 shares under the ESPP during the years ended December 31, 2022 and 2021, respectively, representing $1.8 million and $2.3 million in employee contributions. For each of the years ended December 31, 2022 and 2021, total accumulated ESPP related employee payroll deductions amounted to $0.3 million, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2022 and 2021, the Company recognized $0.7 million and $0.8 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2022, the unrecognized compensation cost for the ESPP was $0.5 million.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2022			2021
Expected term (years)	0.5			0.5
Expected volatility	49.5%	to	62.1%	48.8%	to	49.5%
Risk-free interest rate	0.07%	to	1.54%	0.04%	to	0.07%
Dividend yield	—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of goods sold	$484	$530
Sales and marketing	11,006	8,448
Research and development	2,637	1,710
General and administrative	8,934	6,178
	$23,061	$16,866
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
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2022	2021
	(in thousands, except share and per share data)
Net loss	$(61,256)	$(56,572)

Weighted-average shares used to compute basic and diluted net loss per share	34,201,824	33,145,930

Net loss per share, basic and diluted	$(1.79)	$(1.71)

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Because the Company has reported a net loss in all periods presented, outstanding stock options, restricted stock units, ESPP purchase rights and common stock warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for the periods presented. The following anti-dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented:

	Year Ended December 31,
	2022	2021
Stock options	1,903,341	2,009,513
Restricted stock units	1,950,524	1,566,522
ESPP purchase rights	134,226	61,264
Common stock warrants	118,122	118,122
	4,106,213	3,755,421
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Domestic	$(61,396)	$(57,035)
Foreign	140	463
Loss before income taxes	$(61,256)	$(56,572)
There was no provision for income taxes recorded for the years ended December 31, 2022 and 2021. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Federal	$13,085	$12,994
State	2,997	1,878
Foreign	(92)	461
Total deferred income taxes	15,990	15,333
Change in deferred tax valuation allowance	(15,990)	(15,333)
Net deferred income tax	$—	$—
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2022	2021
Tax at statutory federal rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(4.9)%	(3.3)%
Tax credits	(0.7)%	(0.8)%
Change in deferred tax valuation allowance	26.1%	27.1%
Stock compensation	0.3%	(1.7)%
Foreign rate differences	0.1%	0.1%
Other	0.1%	(0.4)%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net operating loss carryforwards	$77,057	$66,015
Research and development credits	4,464	3,837
Accruals and reserves	2,616	1,994
Interest limitation	4,447	3,995
Depreciation and amortization	263	152
Stock compensation	3,378	2,728
Operating lease liabilities	1,079	1,376
Capitalized research and development	2,486	—
Total deferred tax assets	95,790	80,097
Operating lease right-of-use assets	(1,014)	(1,311)
Total deferred tax liabilities	(1,014)	(1,311)
Less: Valuation allowance	(94,776)	(78,786)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the years ended December 31, 2022 and 2021:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$78,786	$63,453
Net changes during the period	15,990	15,333
Ending balance	$94,776	$78,786
As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards of approximately $298.6 million and $238.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2029, and the state NOL carryforward began to expire in 2022.
As of December 31, 2022, the Company had credit carryforwards of approximately $3.8 million and $3.3 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.
The Company updated its Section 382 ownership change analysis through December 31, 2020 and determined that the last ownership change was in February 2020 due to the follow-offering. The analysis concluded that no additional NOL carryforwards will expire due to the Section 382 limitation from the ownership change for both federal and state tax purposes. The Company maintains the reduction of $1.4 million of its NOL carryforwards from the previous ownership change. The Company has reviewed changes in the outstanding number of shares and equity transactions for the period January 1, 2021 through December 31, 2022 to determine if an additional ownership change occurred for Section 382 purposes. The Company reasonably believes no additional ownership change occurred in the current year, however, noted there has been a material increase to the equity shift. The Company will continually assess the need to update its Section 382 ownership change analysis. An ownership change in the future could materially limit the Company’s ability to utilize its NOL carryforwards and other tax attributes.
On February 9, 2022, Governor Gavin Newsom signed California Senate Bill 113 (SB 113) into law. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by California Assembly Bill 85 which suspended the net operating loss deduction for certain tax payers from 2020 to 2022. The new tax law did not impact the Company’s tax provision due to its taxable loss position in the current year.
In August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law in the United States. The IRA created a new corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% of the value of certain stock repurchases. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The enactment of the IRA did not result in any material adjustments to the Company's income tax provisions or net deferred tax assets as of December 31, 2022.
In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). Beginning January 1, 2022, the TCJA eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the TCJA, deferred tax assets related to capitalized research expenses increased by $2.5 million.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2022 and 2021 consisted of the following:

	Year ended December 31,
	2022	2021
	(in thousands)
Balance at beginning of the year	$2,655	$1,513
Increases related to tax positions taken prior to current year	(12)	$817
Increases related to current year's tax positions	301	325
Balance at end of the year	$2,944	$2,655

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2022 and 2021. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2022 and 2021. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company currently has no federal, state or foreign tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examinations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Related Party Transactions
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”), which recently merged with Orthofix Medical, Inc., to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015. On April 27, 2021, Addendum No.1 to the Development Agreement was entered into by and between the Company and SeaSpine to extend certain obligations as described under the Development Agreement to a consultant of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the years ended December 31, 2022 and 2021, the Company expensed $38,725 and $29,000, respectively, of reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the consolidated statement of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.1 million of royalty for the year ended December 31, 2022. No royalties were recorded in fiscal year 2021.
The outstanding liability to SeaSpine as of December 31, 2022 was $0.1 million and was recorded within accounts payable and accrued liabilities and other in the consolidated balance sheet. There was no outstanding liability to SeaSpine as of December 31, 2021.
15. Subsequent Events
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amends the Company's SVB Term Loan pursuant to which the Company had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the "Revolver"). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by SVB, solely in its discretion, upon the Company’s request.

The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by SVB following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by SVB.

Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the "Revolver Maturity Date"). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow SVB to apply accounts receivable collections to outstanding Revolver borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with SVB. No amounts are outstanding under the Revolver as of the date of this Report.

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
As of December 31, 2022, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in "Internal Control-Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm because as a "small reporting company" we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance”, and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance”, respectively, in our 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2023 Proxy Statement.

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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38701	10.1	11/8/2022
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7#	Manufacturing, Quality and Supply Agreement, dated January 31, 2017, between the Registrant and rms Company and Addendum No. 1 dated July 7, 2017.	S-1	333-227445	10.6	9/20/2018
10.8+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.9+	Offer Letter Agreement, dated February 19, 2015, between the Registrant and Michael A. Pisetsky	S-1	333-227445	10.8	9/20/2018
10.10+	Letter Regarding Change to Employment Terms, dated June 20, 2016, between the Registrant and Michael A. Pisetsky.	S-1	333-227445	10.9	9/20/2018
10.11+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.12	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018

10.13	Addendum No. 2 to Manufacturing, Quality and Supply Agreement, dated July 1, 2020, between the Registrant and rsm Company.	10-K	001-38701	10.16	3/10/2021
10.14#	Amended and Restated Manufacturing, Quality and Supply Agreement, dated June 11, 2021, between the Registrant and rms Company	10-Q	001-38701	10.4	8/4/2021
10.15+	Form of Restricted Stock Unit Grant Notice and Award Agreement.	S-1	333-227445	10.30	9/20/2018
10.16+	Amendment to Restricted Stock Units of Laura Francis	10-Q	001-38701	10.2	11/12/2019
10.17+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021
10.18+	2022 Non-Employee Directors' Compensation Policy
10.19	Loan and Security Agreement, dated May 29, 2020, between SI-BONE, Inc. and Solar Capital Ltd., as collateral agent, and the lenders from time to time party thereto.	10-Q	001-38701	10.1	8/4/2020
10.20+	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	10-K	001-38701	10.24	3/10/2021
10.21+	Offer Letter Agreement, dated April 19, 2021, between the Registrant and Helen Loh	10-Q	001-38701	10.2	5/4/2021
10.22+	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura	10-Q	001-38701	10.3	5/4/2021
10.23	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.24	Loan and Security Agreement, dated August 12, 2021, between SI-BONE, Inc. and Silicon Valley Bank	10-Q	001-38701	10.1	11/9/2021
10.25+	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffery Dunn	10-Q	001-38701	10.2	11/9/2021
10.26+	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021
10.27+	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.2	4/20/2021
10.28+	Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38701	10.2	11/8/2022
10.29*#	First Amendment to Loan and Security Agreement, dated January 6, 2023 between SI-BONE, Inc. and Silicon Valley Bank
10.30	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.31+	Performance Stock Unit Grants to CEO and CFO	8-K	001-38701	Item 5.02	1/10/2022
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date: March 2, 2023	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date: March 2, 2023	By:	/s/ Anshul Maheshwari
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

Signature	Title	Date

/s/ Laura A. Francis	Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	March 2, 2023
Laura A. Francis

/s/ Anshul Maheshwari	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2023
Anshul Maheshwari

/s/ Timothy E. Davis, Jr.	Lead Independent Director, Director	March 2, 2023
Timothy E. Davis, Jr.

/s/ Jeffrey W. Dunn	Executive Chairman, Director	March 2, 2023
Jeffrey W. Dunn

/s/ John G. Freund, M.D.	Director	March 2, 2023
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	March 2, 2023
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	March 2, 2023
Gregory K. Hinckley

/s/ Helen Loh	Director	March 2, 2023
Helen Loh

/s/ Mika Nishimura	Director	March 2, 2023
Mika Nishimura

/s/ Keith C. Valentine	Director	March 2, 2023
Keith C. Valentine