Form 10-Q
period 2023-03-31
SI-BONE, Inc.
filed 2023-05-02
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 35,184,049 as of April 26, 2023.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•our ability to continue to diversify our product mix, including identification of new opportunities and access the capital required to fund adequate new inventory of instruments and implants to address these opportunities;
•our expectation that a significant portion of our revenues will be derived from sales from a small family of products and a single family of procedures;
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
•our estimates of our market opportunities;
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

•our ability to successfully manage the supply chain and operational challenges, as well as governmental responses or mandates, associated with a disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
•the continuing impact of COVID-19 or other disease outbreaks on the demand for, and timing of, our procedures;
•our ability to attract and retain a force of third party sales agents who sell our products in the U.S;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$22,969	$20,717
Short-term investments	62,997	76,573
Accounts receivable, net of allowance for credit losses of $450 and $400, respectively	22,600	20,674
Inventory	17,790	17,282
Prepaid expenses and other current assets	2,045	2,365
Total current assets	128,401	137,611
Property and equipment, net	16,629	15,564
Operating lease right-of-use assets	3,672	4,002
Other non-current assets	374	375
TOTAL ASSETS	$149,076	$157,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,331	$6,279
Accrued liabilities and other	9,896	13,511
Operating lease liabilities, current portion	1,401	1,388
Total current liabilities	16,628	21,178
Long-term borrowings	35,938	35,171
Operating lease liabilities, net of current portion	2,525	2,871
Other long-term liabilities	26	30
TOTAL LIABILITIES	55,117	59,250

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 35,106,163 and 34,731,577 shares issued and outstanding, respectively	3	3
Additional paid-in capital	461,886	455,172
Accumulated other comprehensive income	300	232
Accumulated deficit	(368,230)	(357,105)
TOTAL STOCKHOLDERS’ EQUITY	93,959	98,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,076	$157,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$32,708	$22,439
Cost of goods sold	5,924	2,983
Gross profit	26,784	19,456
Operating expenses:
Sales and marketing	27,313	25,605
Research and development	3,291	3,580
General and administrative	7,473	7,139
Total operating expenses	38,077	36,324
Loss from operations	(11,293)	(16,868)
Interest and other income (expense), net:
Interest income	932	73
Interest expense	(838)	(561)
Other income (expense), net	74	(54)
Net loss	$(11,125)	$(17,410)
Other comprehensive income (loss):
Changes in foreign currency translation	(22)	—
Unrealized gain (loss) on marketable securities	90	(248)
Comprehensive loss	$(11,057)	$(17,658)

Net loss per share, basic and diluted	$(0.32)	$(0.52)

Weighted-average number of common shares used to compute basic and diluted net loss per share	34,916,106	33,792,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	$3	$461,886	$300	$(368,230)	$93,959

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507
Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	$3	$435,590	$104	$(313,259)	$122,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(11,125)	$(17,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,194	5,507
Depreciation and amortization	1,086	713
Accounts receivable credit losses	50	—
Accretion (amortization) of discount on marketable securities	(615)	244
Amortization of debt issuance costs	81	51
Loss on disposal of property and equipment	190	31
Changes in operating assets and liabilities:
Accounts receivable	(2,019)	1,603
Inventory	(536)	(3,178)
Prepaid expenses and other assets	311	12
Accounts payable	(745)	2,086
Accrued liabilities and other	(3,625)	(3,171)
Net cash used in operating activities	(10,753)	(13,512)
Cash flows from investing activities
Maturities of marketable securities	30,000	25,000
Purchases of marketable securities	(15,718)	(45,334)
Purchases of property and equipment	(2,579)	(2,274)
Net cash provided by (used in) investing activities	11,703	(22,608)
Cash flows from financing activities
Proceeds from debt financing	36,000	—
Repayments of debt financing	(35,275)	—
Payments of debt issuance costs	(40)	—
Proceeds from the exercise of stock options	520	169
Net cash provided by financing activities	1,205	169
Effect of exchange rate changes on cash and cash equivalents	97	(139)
Net increase (decrease) in cash and cash equivalents	2,252	(36,090)
Cash and cash equivalents at
Beginning of period	20,717	63,419
End of period	$22,969	$27,329
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	887	241
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company introduced its first generation iFuse implant in 2009 in the U.S., in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world. The second generation iFuse implant, iFuse-3D, was introduced in 2017 followed by iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022.
Risks and Uncertainties
The Company is subject to uncertainties related to liquidity, the ability to meet covenants and access to funding for its capital needs as the financial service industry has experienced disruptions characterized by the bankruptcy, failure, collapse or sale of various financial institutions. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major financial institutions in the U.S. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. The Company had accounts with Silicon Valley Bank (“SVB”). On March 10, 2023, California regulators shut down SVB and the FDIC was appointed as SVB’s receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company (“First-Citizens”) under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens. First-Citizens acquired the rights as lender under the Company’s Loan and Security Agreement as amended. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities and continues to have access to these funds.

The Company is subject to continuing risk and uncertainties resulting from the COVID-19 pandemic. The COVID-19 pandemic has impacted our supply chain and also caused delays or cancellations of our procedures. Continuing or future outbreaks of COVID-19 or other public health concerns could contribute to health systems diverting resources to respond to COVID-19 which could lead to scheduling delays or cancellations of our procedures. Continuing or future outbreaks could also cause or exacerbate supply chain shortages.

As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors related to uncertainties in the financial services industry and new or ongoing impacts of the COVID-19 pandemic, including those discussed in the section titled "Risk Factors" in this report. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic, economic disruption that has resulted from the pandemic and measures taken to stabilize economies during the pandemic, global supply chain issues and uncertainties of the financial services industry may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company updated the accounting policies related to the property and equipment and revenue recognition, as follows:
Property and Equipment
Construction in progress includes assets that have not yet been placed into service including the cost of individual components of an instrument tray. Once an instrument tray is placed into service, the Company transfers its carrying value into machinery and equipment and begins depreciating the cost of the instrument tray over its useful life. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Upon the sale or retirement of these assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recognized in the consolidated statement of operations. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and third-party sales agents and resellers throughout the U.S. and Europe. The Company receives payment for its implants consumed during the surgery and does not receive additional or separate consideration for the use of the instrument tray furnished by the Company for the surgeon’s use. The Company identifies the instrument trays as a lease component and the implants as a non-lease component in its arrangements with its customers. The Company determines that the non-lease component is qualitatively predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

In accordance with ASC 606, the Company recognizes revenue when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through distributors and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Historically, there had been no significant price discounts. Sales prices are specified in either the customer contract or agreed price list, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an agreed price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its distributors, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.

Segments

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
United States	$30,450	$20,367
International	2,258	2,072
	$32,708	$22,439
Recent Accounting Pronouncements
No recently issued accounting standards are expected to have a material impact on the Company’s consolidated financial statements.

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

The table below summarizes the marketable securities:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$15,602	$—	$—	$15,602
Cash equivalents	15,602	—	—	15,602

U.S. treasury securities	35,978	7	(21)	35,964
Corporate bonds	2,945	—	(7)	2,938
Commercial paper	18,265	—	—	18,265
U.S. agency bonds	5,820	11	(1)	5,830
Short-term investments	63,008	18	(29)	62,997
Total marketable securities	$78,610	$18	$(29)	$78,599

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,002	$—	$—	$8,002
Cash equivalents	8,002	—	—	8,002

U.S. treasury securities	48,636	4	(105)	48,535
U.S. agency bonds	2,918	3	—	2,921
Corporate bonds	2,914	—	(3)	2,911
Commercial paper	22,206	—	—	22,206
Short-term investments	76,674	7	(108)	76,573
Total marketable securities	$84,676	$7	$(108)	$84,575
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the three months ended March 31, 2023 and 2022, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.1 million as of March 31, 2023, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of March 31, 2023 or December 31, 2022.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$15,602	$—	$—	$15,602
U.S. treasury securities	35,964	—	—	35,964
Corporate bonds	—	2,938	—	2,938
U.S. agency bonds	—	5,830	—	5,830
Commercial paper	—	18,265	—	18,265
Total marketable securities	$51,566	$27,033	$—	$78,599

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$8,002	$—	$—	$8,002
U.S. treasury securities	48,535	—	—	48,535
U.S. agency bonds	—	2,921	—	2,921
Corporate bonds	—	2,911	—	2,911
Commercial paper	—	22,206	—	22,206
Total marketable securities	$56,537	$28,038	$—	$84,575

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of March 31, 2023, inventory consisted of finished goods of $16.3 million and work-in-progress of $1.5 million. As of December 31, 2022, inventory consisted of finished goods of $15.6 million and work-in-progress and components of $1.7 million.
Property and Equipment, net:

	March 31, 2023	December 31, 2022
	(in thousands)
Machinery and equipment	$17,070	$14,920
Construction in progress	7,682	7,854
Computer and office equipment	1,139	976
Leasehold improvements	1,631	1,631
Furniture and fixtures	390	390
	27,912	25,771
Less: Accumulated depreciation and amortization	(11,283)	(10,207)
	$16,629	$15,564

As of March 31, 2023, construction in progress pertains to the cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $4.0 million and construction costs related to the Company's lease for research and development and warehouse space in Santa Clara and software costs of $3.7 million. Depreciation expense was $1.1 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Liabilities and Other:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation and related expenses	$7,487	$11,365
Accrued royalty	996	818
Accrued professional services	652	355
Others	761	973
	$9,896	$13,511
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$400	$264
Provision	50	150
Write-offs	—	(14)
Balance at end of period	$450	$400
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
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2023 to 2027.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$394	$409
Variable lease expense	76	104
Total lease expense	$470	$513

Cash paid for amounts included in the measurement of operating lease liabilities	$398	$408
Leased assets obtained in exchange for new operating lease liabilities	$21	$—

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.83	3.05
Weighted average discount rate	5.77%	5.77%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2023 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2023	$1,195
2024	1,517
2025	1,005
2026	530
2027	9
Thereafter	—
Total operating lease payments	4,256
Less: imputed interest	(330)
Total operating lease liabilities	$3,926

As of March 31, 2023, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $1.8 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	March 31, 2023	December 31, 2022
	(in thousands)
Principal outstanding and final fee	$36,720	$35,700
Less: Unamortized debt issuance costs	(99)	(73)
Unaccreted value of final fee	(683)	(456)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,938	$35,171
Classified as:
Long-term borrowings	$35,938	$35,171
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amended the Company's SVB Term Loan pursuant to which the Company had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the "Revolver"). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens solely in its discretion, upon the Company’s request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the "Revolver Maturity Date"). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of March 31, 2023.
The Company accounted for the Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
The effective interest rate related to the First-Citizens Term Loan for the three months ended March 31, 2023 and March 31, 2022 was 8.6% and 6.3%, respectively.
The table below summarizes the future principal and final fee payments under the Fist-Citizens Term Loan as of March 31, 2023:

Year ending December 31,	(in thousands)
Remainder of 2023	$—
2024	—
2025	8,400
2026	14,400
2027	13,920
Total principal and final fee payments	$36,720
The Amended Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens's security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness of the Company and its subsidiaries, the rendering of certain types of judgments against the Company and its subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. In addition, the Amended Loan Agreement contains a financial covenant which requires the Company to maintain, at all times when the Financial Covenant Measuring Period is in effect, certain net revenue levels as agreed upon by the Company and First-Citizens. If the Company does not comply with the various covenants under the Amended Loan Agreement and an event of default occurs under the Amended Loan Agreement, the interest rate on outstanding amounts can increase by 3% and First-Citizens may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Amended Loan Agreement, and foreclose on all collateral.
On March 10, 2023, the Company violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. The Company entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing the Company the right to hold a portion of its cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict the Company’s ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of March 31, 2023, the Company was in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, the Company will be required to transfer certain cash management accounts back to First-Citizens. As of March 31, 2023, the Company had cash management accounts with a financial institution other than First-Citizens and instructed its customers to direct payments to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, the Company will be unable to obtain credit advances under the Revolver.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	1,903,341	$8.82
Exercised	(120,266)	4.33
Canceled and forfeited	(15,284)	21.36
Outstanding as of March 31, 2023	1,767,791	10.23
As of March 31, 2023, the unrecognized compensation cost related to stock options is insignificant and is expected to be recognized over a period of approximately 0.4 years.

There were no stock options granted during the three months ended March 31, 2023 and 2022.
Early Exercise of Unvested Stock Options
Early exercises of stock options under the Company's 2008 Stock Option Plan are subject to a right of repurchase by the Company of any unvested shares. The repurchase rights lapse over the original vesting period of the options. The Company accounts for the cash received in consideration for the early exercised options as a liability included in accrued liabilities, which is then reclassified to stockholders’ equity as the options vest. As of March 31, 2023 and December 31, 2022, the Company had no shares subject to repurchase.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of March 31, 2023, the unrecognized compensation cost related to the RSUs was $41.5 million, which is expected to be recognized over a period of approximately 2.8 years.
The Company granted performance-based restricted stock unit awards subject to market and service vesting conditions to certain executive officers under SI-BONE's 2018 Equity Incentive Plan (“PSUs”). The shares subject to PSUs vest over a three-year performance period. The actual number of PSUs that will vest in each measurement period will be determined by the Compensation Committee based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Median Peer Companies (as defined in the award agreement). The grant date fair value of each stock award with a market condition was determined using the Monte Carlo valuation model. The table below summarizes the assumptions used to estimate the grant date fair value of the PSUs granted:

	Three Months Ended March 31,
	2023			2022
Expected volatility of common stock	58.0%	to	73.0%	48.9%	to	58.7%
Expected volatility of peer companies	33.0%	to	141.0%	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.15)	to	1.00	(0.13)	to	1.00
Risk-free interest rate	3.9%	to	5.0%	0.4%	to	1.2%
Dividend yield	—%	to	1.3%	—%	to	1.0%
As of March 31, 2023, the unrecognized compensation cost related to the PSUs was $4.1 million, which is expected to be recognized over a period of approximately 2.4 years.
The table below summarizes RSU and PSU activity for the three months ended March 31, 2023:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,794,928	$22.72	155,596	$19.50
Granted	1,044,344	15.69	255,458	12.33
Vested	(228,388)	22.97	(25,932)	19.50
Canceled and forfeited	(86,107)	21.70	—	—
Outstanding as of March 31, 2023	2,524,777	19.82	385,122	14.74
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company did not issue any shares under ESPP for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, total accumulated ESPP related employee payroll deductions amounted to $1.2 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of goods sold	$137	$123
Sales and marketing	2,910	2,594
Research and development	752	633
General and administrative	2,395	2,157
	$6,194	$5,507

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Net loss	$(11,125)	$(17,410)

Weighted-average shares used to compute basic and diluted net loss per share	34,916,106	33,792,326

Net loss per share, basic and diluted	$(0.32)	$(0.52)
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

	Three Months Ended March 31,
	2023	2022
Stock options	1,767,791	1,963,360
Restricted stock units	2,909,899	2,309,284
ESPP purchase rights	134,226	61,264
Common stock warrants	118,122	118,122
	4,930,038	4,452,030

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Related Party Transaction
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”), which merged with Orthofix Medical, Inc., to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015. On April 27, 2021, Addendum No.1 to the Development Agreement was entered into by and between the Company and SeaSpine to extend certain obligations as described under the Development Agreement to a consultant of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended March 31, 2023, the Company did not incur any reimbursement charges from SeaSpine. For the three months ended March 31, 2022, the Company expensed approximately $6,000 of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.06 million of royalty for the three months ended March 31, 2023. No royalties were recorded for three months ended March 31, 2022.
The outstanding liability to SeaSpine as of March 31, 2023 and December 31, 2022 was approximately $0.06 million and $0.1 million, respectively, and was recorded within accrued liabilities and other in the condensed consolidated balance sheet.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of March 31, 2023 compared to December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the U.S., and with a combination of a direct sales force, and sales agents and resellers in other countries. As of March 31, 2023, more than 80,000 procedures have been performed by over 3,000 surgeons in the United States and 38 other countries since we introduced iFuse in 2009.
Impact of COVID-19

The global COVID-19 pandemic, and the healthcare and economic disruptions it caused, may continue to pose future risks with the emergence of new variants. Even with the public health actions that have been taken to reduce the spread of the virus, the market could experience disruptions with respect to demand for our procedures, or the ability of healthcare facilities to provide our elective procedures to patients.

Elevated infection rates and measures taken to reduce infection have also impacted, and may continue to impact, our third-party manufacturers and suppliers, and could in turn adversely impact the availability or cost of materials, which could disrupt our supply chain. Periodic resurgence of the COVID-19 pandemic negatively impacted our revenues at various periods throughout 2022 as evidenced by case deferrals attributed to COVID-19. This effect could continue in 2023.

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
Expand Access to Solutions
As we expand our portfolio, the experience, caliber, and strong clinician relationships of our sales force, including our network of third-party sales agents, will be crucial to drive adoption of our future products and procedures. Since our initial public offering in 2018, we have made significant investments in our commercial infrastructure to build a valuable sales team to expand the market, drive surgeon engagement and deliver revenue growth.

While we will continue to selectively expand our sales force, we are also focused on increasing our sales managers capacity and driving sales force productivity by adding more clinical support specialists and implementing hybrid models, including selectively adding third-party sales agents for case coverage and by consigning instrument trays and implants at selective sites of service. This expansion of our sales force is one aspect of increasing the overall number of procedures in a given period that we can support with products, which is what we call “surgical capacity.” Our surgical capacity is also limited by the volume of implant inventory and the number of instrument trays held ready for surgery, either at our headquarters facility, forward deployed with our sales force or consigned to customer facilities. As we grow, and as adoption of our solutions continues to mature, our overall surgical capacity may become an important driver of the amount of revenue that we can generate.
As of March 31, 2023, our U.S. sales force consisted of 87 territory sales managers and 67 clinical support specialists directly employed by us and 126 third-party sales agents, compared to 88 territory sales managers and 66 clinical support specialists directly employed by us and 66 third-party sales agents as of March 31, 2022. As of March 31, 2023, our international sales force consisted of 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, compared to 18 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers as of March 31, 2022.
With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage the ASCs to educate them on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons. As of March 31, 2023, over 20 percent of procedures for sacroiliac joint dysfunction using our products were performed at ASCs.
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
As of March 31, 2023 and 2022, in the U.S. more than 2,300 surgeons and 1,800 surgeons, respectively, have been trained on iFuse and have treated at least one patient. Outside the U.S., as of March 31, 2023 and 2022, more than 900 surgeons and 700 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 5,200 target surgeons in the U.S., as well as international surgeons to train and retrain in the future. Since launching our academic training program in August 2018, we have trained residents and fellows in over 215 academic programs in the U.S., resulting in the training of over 1300 surgical residents and fellows.

Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite, we believe that the value of our innovative, versatile, and complementary product portfolio provides surgeons with a comprehensive set of alternatives, and positions us as the top choice for surgeons for sacropelvic solutions.
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
We continue to invest in R&D initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During three months ended March 31, 2023, we spent $3.3 million on R&D, equating to 10% of our revenue.
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
We are focused on increasing our sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. At the end of March 31, 2023, our trailing twelve months average revenue per territory in the U.S. was $1.3 million dollars.
We have made significant investments in instrument sets used to perform surgeries. Our goal is to deploy instrument sets to the market where the demand exists to increase our asset utilization rates over time and use capital more effectively, by having our instrument sets used in more surgeries in any given time period. Given supply chain disruptions impacting the industry, we are working closely with our suppliers to reduce lead time for our implants to ensure we can support our expanding surgeon footprint and over time build the resilience in our supply chain to reduce our cash investment in inventory. Additionally, we are partnering with our suppliers around design for manufacturing, specifically for newer products, to reduce the overall cost of the implants as we scale, and reduce waste and rework. Lastly, we are integrating our demand planning and manufacturing systems, to ensure we leverage actual usage trends as we build surgical capacity to support our growth.

Components of Results of Operations
Revenue
Our revenue from sales of implants fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, seasonality, and the impact of COVID-19. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals and ambulatory surgical centers, or ASCs. Further, revenue results can differ based upon the mix of business between U.S. and international sales mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.

Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year as patients have more time in the winter months to have the procedure completed or want to take advantage of their annual insurance coverage limits. However, taken as a whole, seasonality does not have a material impact on our financial results from year to year.

Starting March 2020, the impact of COVID-19 on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures, and the direct and indirect impacts of economic and financial measures taken to mitigate the economic impacts of the pandemic.
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

Our gross profit and gross margin are affected by factors impacting revenue and cost of goods sold. In addition, our gross margins are typically higher on products we sell directly as compared to products we sell through third-party sales agents. As a result, changes in the mix of direct versus third-party sales agents sales can directly influence our gross margins.
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

Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, as well as certain commission guarantees paid to our senior sales management, direct territory sales managers, clinical support specialists and third-party sales agents.

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
Interest Expense
Interest expense is primarily related to borrowings, amortization of debt issuance costs, and accretion of final fees on the First-Citizens Term Loan.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$32,708	100%	$22,439	100%
Cost of goods sold	5,924	18%	2,983	13%
Gross profit	26,784	82%	19,456	87%
Operating expenses:
Sales and marketing	27,313	84%	25,605	114%
Research and development	3,291	10%	3,580	16%
General and administrative	7,473	23%	7,139	32%
Total operating expenses	38,077	117%	36,324	162%
Loss from operations	(11,293)	(35)%	(16,868)	(75)%
Interest and other income (expense), net:
Interest income	932	3%	73	—%
Interest expense	(838)	(3)%	(561)	(3)%
Other income (expense), net	74	—%	(54)	—%
Net loss	$(11,125)	(35)%	$(17,410)	(78)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2023		2022
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$30,450	93%	$20,367	91%
International	2,258	7%	2,072	9%
	$32,708	100%	$22,439	100%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$32,708	$22,439	$10,269	46%
Cost of goods sold	5,924	2,983	2,941	99%
Gross profit	$26,784	$19,456	$7,328	38%
Gross margin	82%	87%

Revenue. The increase in revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 comprised a $10.1 million increase in our U.S. revenue and an increase of $0.2 million in our international revenue. The increase in revenue is due to the increase in case volumes and higher domestic average selling prices.

Gross Profit and Gross Margin. Gross profit increased $7.3 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, mainly driven by higher revenue. The gross margin was 82% for the three months ended March 31, 2023 as compared to 87% for the three months ended March 31, 2022. Gross margin decreased in the first quarter 2023 due to procedure and product mix given the higher total costs of the newly launched implants, and the increase in depreciation and freight costs to support the growth of the business. Gross margins also include the impact of foreign exchange on our international revenue.

Operating Expenses:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$27,313	$25,605	$1,708	7%
Research and development	3,291	3,580	(289)	(8)%
General and administrative	7,473	7,139	334	5%
Total operating expenses	$38,077	$36,324	$1,753	5%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to (a) increases in employee related costs, commissions and stock-based compensation of $1.7 million driven by headcount changes and higher revenues, and (b) higher levels of travel resulting in an increase of $0.2 million, partially offset by (c) lower consulting and training fees of $0.2 million associated with more targeted surgeon training programs.
Research and Development Expenses. The decrease in research and development expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to a decrease of $0.5 million in consulting and research and development activities related to the timing of new product development, partially offset by an increase of $0.2 million in employee related costs and stock-based compensation.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase of $0.3 million in employee related costs and stock-based compensation driven by higher headcount.

Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$932	$73	$859	1177%
Interest expense	(838)	(561)	(277)	(49)%
Other income (expense), net	74	(54)	128	237%
Total interest and other expense, net	$168	$(542)	$710	131%
Interest Income. The increase in interest income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The increase in interest expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to foreign currency fluctuations.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and marketable securities of $86.0 million compared to $97.3 million as of December 31, 2022. We have financed our operations primarily through our public offerings and debt financing arrangements. As of March 31, 2023, we had $35.9 million in outstanding debt, compared to $35.2 million as of December 31, 2022 .
As of March 31, 2023, we had an accumulated deficit of $368.2 million, compared to $357.1 million as of December 31, 2022. During the three months ended March 31, 2023, we incurred a net loss of $11.1 million. During the years ended December 31, 2022 and 2021, we incurred a net loss of $61.3 million and $56.6 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the economic impact of the duration and potential resurgence of the COVID-19 pandemic and uncertainties affecting the economic and capital markets environment and the financial services industry pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of the COVID-19 pandemic or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument sets may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument sets required to support procedures nationwide.
Term Loan
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us and Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amends our SVB Term Loan pursuant to which we had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolver"). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens, solely in its discretion, upon our request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, we will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. We may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolver Maturity Date”). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event we do not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. We will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. We will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of March 31, 2023.
On March 10, 2023, we violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of March 31, 2023, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to transfer certain cash management accounts back to First-Citizens. As of March 31, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver.

The Amended Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens's security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness of our company and our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. In addition, the Amended Loan Agreement contains a financial covenant which requires us to maintain, at all times when the Financial Covenant Measuring Period is in effect, certain net revenue levels as agreed upon by us and First-Citizens. If we do not comply with the various covenants under the Amended Loan Agreement and an event of default occurs under the Amended Loan Agreement, the interest rate on outstanding amounts can increase by 3% and First-Citizens may, subject to various customary cure rights, decline to provide additional advances under the Revolver, require the immediate payment of all amounts outstanding under the Amended Loan Agreement, and foreclose on all collateral.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on March 2, 2023. As of March 31, 2023, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$8,400	$28,320	$—
Interest obligations (2)	10,742	2,338	6,031	2,373	—
Operating lease obligations	4,256	1,195	2,522	539	—
Purchase obligations	1,837	1,837	—	—	—
Total	$53,555	$5,370	$16,953	$31,232	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 8.50% as of March 31, 2023.

This compared to $48.7 million of contractual obligations as of December 31, 2022.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(10,753)	$(13,512)	$2,759
Investing activities	11,703	(22,608)	34,311
Financing activities	1,205	169	1,036
Effects of exchange rate changes on cash and cash equivalents	97	(139)	236
Net increase (decrease) in cash and cash equivalents	$2,252	$(36,090)	$38,342
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 of $10.7 million resulted from cash outflows due to a net loss of $11.1 million, adjusted for $7.0 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $6.6 million. Net cash used in operating activities for the three months ended March 31, 2022 of $13.5 million resulted from cash outflows due to a net loss of $17.4 million, adjusted for $6.5 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $2.6 million. The decrease in net loss, net of non-cash items for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2023 were primarily due to higher accounts receivable due to timing of collections, higher inventory due to the inventory build-up related to our implants, lower accounts payable, accrued liabilities and prepaid expenses attributable to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our iFuse-TORQ implants and higher accrued liabilities and others due to timing of other third-party payments and higher compensation and benefit accruals, partially offset by a decrease in accounts receivable due to timing of collections and an increase in accounts payable due to timing of vendor payments.
Cash Flows From Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2023 was $11.7 million compared to cash used in investing activities of $22.6 million in the three months ended March 31, 2022. Net cash provided by investing activities for the three months ended March 31, 2023 consisted of maturities of our marketable securities net of purchases of $14.3 million, partially offset by purchases of property and equipment of $2.6 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara. We will continue to invest in instruments trays to support our products. Net cash provided by investing activities for the three months ended March 31, 2022 consisted of purchases of marketable securities, net of maturities of $20.3 million, and purchases of property and equipment of $2.3 million primarily related to individual components in instrument sets as we anticipated increased case volumes.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2023 was $1.2 million resulting from net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens and proceeds of $0.5 million from the issuance of common stock under our stock-based incentive compensation plans. This compares to $0.2 million provided by financing activities in the three months ended March 31, 2022, which consisted solely of proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Significant Judgments, and Use of Estimates” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. There had been no material changes to the descriptions of these accounting policies, judgments and estimates.
Seasonality
Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year. However, taken as a whole, seasonality does not have a material impact on our financial results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a "small reporting company", we are not required to provide the information otherwise required by this Item.
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
As of March 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended March 31, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Surgeons and payors may not find the clinical evidence supporting our more recent products to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought;
•Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, payor consolidation and the presence of “physician-owned distributorships” may impact our ability to sell our product at prices necessary to support our current business strategies;
•Practice trends or other factors, including the COVID-19 pandemic, have caused and may continue to cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;
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
•If clinical experience with our iFuse Bedrock technique or our iFuse Bedrock Granite product does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ, and/or iFuse Bedrock Granite implants could be adversely impacted;
•If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales;
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
•Adverse developments affecting the banking industry or the broader financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity; and
•Our ability to access credit on favorable terms, if necessary, for the funding of our operations and capital projects may be limited due to changes in credit markets.

Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we expect to continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For the three months ended March 31, 2023, we had a net loss of $11.1 million. For the years ended December 31, 2022 and 2021, we had net losses of $61.3 million and $56.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $368.2 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, and the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations

Prolonged inflation and supply chain disruptions could result in delayed product launches, lost revenue, higher costs and decreased profit margins.

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
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to COVID-19 or other health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by inflation and rising interest rates, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain and such geopolitical events and factors relating thereto or resulting therefrom, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us.
In addition, many of our products require sterilization prior to sale, and our suppliers use contract sterilizers to perform this service. To the extent that these contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including reductions in operations and/or worker absences due to COVID-19 or other health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.
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

The American Medical Association (AMA) develops and maintains CPT codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. CPT codes are divided into three categories: Category I codes represent existing services or procedures that are widely used. Category II codes are supplemental tracking codes, and Category III codes are temporary codes that represent new technologies, services, and procedures. A Category III code does not have a payment rate established and reimbursement is at the payor’s discretion. CPT Code 27279, which describes minimally-invasive surgical fusion of the sacroiliac joint performed with our laterally placed transfixing iFuse implants, is a Category I CPT code. As the number of products and surgical procedures to address sacroiliac joint dysfunction has expanded and diversified, certain medical societies requested that the AMA create additional codes representing some of these newer, and different procedures utilizing non-transfixing technologies. In May 2022, the AMA CPT Editorial Panel adopted a proposal for a new Category III code to become effective January 1, 2023, describing a different sacroiliac joint procedure to place interpositional, intra-articular and non-transfixing implants typically using a dorsal, or posterior, approach. In September 2022, the AMA CPT Editorial Panel subsequently voted to convert the Category III Code to describe procedures to implant the newer, non-transfixing (dorsally placed) implants to a Category I Code effective January 1, 2024. If the levels of reimbursement for, and consistency of coverage associated with, procedures performed with our medical devices under the existing Category I CPT Code decrease as a result of or in connection with these coding changes, it could make the procedures in which our implants are used less attractive to healthcare professionals, decreasing the number of devices we are able to sell and adversely affecting our business, results of operations and financial condition.

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

As of March 31, 2023, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

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

As the COVID-19 global pandemic enters its fourth year, the impact of COVID-19 on our business remains highly dependent on future developments, which are uncertain and unpredictable. An outbreak of an infectious disease, or an escalation of COVID-19 infection rates could continue to divert medical resources toward the treatment of that disease, and negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our implants and cause other disruptions to our business. Business disruptions have included, and could continue to include, disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, or cash flows.

In addition, COVID-19 has adversely affected, and may continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could curtail or delay spending by hospitals and affect demand for our products as well as increase risk of customer defaults or delays in payments. These market disruptions could impair our ability to raise capital, should our business experience a prolonged period of reduced revenue requiring additional capital to sustain the business. COVID-19 and the current financial, economic, and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations, and cash flows. Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the long-term impacts on our operations and financial results.

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

Many patients with sacroiliac joint dysfunction are cared for by pain physicians and other interventionalists, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. These physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint and implantation of neurostimulation devices, allografts, and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of our iFuse products, in order to prompt these providers to refer their patients with sacroiliac joint dysfunction to surgeons who have been trained to perform the iFuse procedure. These providers may, however, prefer to continue to treat these patients with the interventions they offer because they feel that these interventions are superior or because they have a financial interest in offering additional treatments to these patients. If we are unable to demonstrate to potential referring health care providers the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by surgeons trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
Surgeons and payors may not find the clinical evidence supporting our more recent products to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought.
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), or are exempt from premarket review. Those marketed in the European Union (“EU”) have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration (“FDA”) requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval (“PMA”), and does not usually require pre-clinical or clinical studies. As a result, iFuse-TORQ and iFuse Bedrock Granite have been launched prior to gathering substantial prospective clinical trial evidence, and our post-market clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, surgeons may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by surgeons, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability.

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

Practice trends or other factors, including the COVID-19 pandemic, have caused and may continue to cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.

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

Substantially all of our revenue comes from the sale of iFuse, iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among surgeons, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.

If clinical experience with our iFuse Bedrock technique or our iFuse Bedrock Granite product does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock and/or iFuse Bedrock Granite fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ, and/or iFuse Bedrock Granite implants could be adversely impacted.

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
If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales.
As of March 31, 2023, our U.S. sales force consisted of 87 territory sales managers and 67 clinical support specialists directly employed by us, and 126 third-party sales agents. As of March 31, 2023, our international sales force consisted of 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, which together have had sales in 39 countries through March 31, 2023. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and third-party sales agents and resellers with significant technical knowledge in various areas, such as spine and pelvic health and treatment. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. If a direct sales representative or third-party sales agent or reseller departs and is retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. The launch of new products or entrance into new markets could distract our sales representatives from existing customers and markets and redirect resources from existing to novel markets. Furthermore, any such change affects our ability to hire, contract with and retain members of our direct sales force and third-party sales agents and resellers. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified third-party sales agents and resellers or to hire additional direct sales representatives to work with us. Furthermore, we may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or third-party sales agents and resellers would prevent us from expanding our business and generating sales. If our direct sales representatives or third-party sales agents and resellers fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease.

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

The size and future growth in the market for minimally invasive sacroiliac fusion performed with a lateral approach, such as the iFuse procedure, has not been established with precision and may be smaller than we estimate, possibly materially. In addition, we estimate cost savings to the economy and healthcare system as a result of the iFuse procedure based on our market research. If our estimates and projections overestimate the size of this market or these benefits and cost savings, our sales growth may be adversely affected.

We are not aware of an independent third-party study that reliably reports the potential market size for minimally invasive sacroiliac fusion performed using a lateral approach or cost savings as a result of the procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
•lower average selling prices of our implants in most foreign markets;
•reliance on a more concentrated surgeon base in international markets due to the surgeon acquisition costs relative to the selling price of our implants;
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
Like other public companies, we have in the past, and in the future, could be subject to instances of phishing attacks on our email systems, other cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, wire fraud or other cyber incidents. The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent and adaptive, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales. In addition, the cost and operational consequences of implementing further data protection or data restoration measures could be significant.
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
We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired business, product, or technology into our business or retain any key personnel, suppliers, or third-party sales agents and resellers. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete, and integrate suitable target businesses and to obtain any necessary financing. These efforts could be expensive and time consuming, and may disrupt our ongoing business and prevent management from focusing on our operations. If we are unable to successfully integrate any acquired businesses, products, or technologies effectively, our business, results of operations, and financial condition will be materially adversely affected.
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

Healthcare providers, third-party sales agents and resellers and third-party payors play a primary role in the distribution, recommendation, ordering, and purchasing of any implant or other medical device for which we have or obtain marketing clearance or approval. Through our arrangements with customers and third-party payors, we are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, or third-party sales agents and resellers may engage in fraudulent or other illegal activity. Misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete, and accurate reporting of financial information or data, other commercial or regulatory laws or requirements, and equivalent foreign rules. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and government authorities may conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance despite our good faith efforts to comply.

There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our third-party sales agents and resellers’ relationships with surgeons, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the

federal Physician Payment Sunshine Act, each of which is described in detail in Item 1 Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

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
In the ordinary course of our business, we collect and store sensitive data, including legally protected personally identifiable information. We collect this kind of information for billing, reimbursement support, marketing purposes, post-marketing safety vigilance, servicing potential warranty claims and during the course of clinical trials. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the U.S. and regulations in the European Union (“EU”), which are described in detail in Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

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

Our employees, independent contractors, consultants, manufacturers, and third-party sales agents and resellers may engage in misconduct or other improper activities, relating to regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, third-party sales agents and resellers may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates applicable laws and regulations, such as FDA reporting requirements, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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

In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is an unreasonable risk of substantial public harm. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us or one of our third-party sales agents or resellers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites, and the ability to comply with the inclusion and exclusion criteria for participation in the clinical trial and patient compliance. Development of sufficient and appropriate clinical protocols to demonstrate safety and effectiveness are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA or our Notified Body may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. For example, COVID-19 caused substantial delays in site initiation and patient enrollment in our SILVIA trial designed to assess the safety and efficacy of our Bedrock technique. In addition, despite considerable time and expense invested in our clinical trials, the FDA or our Notified Body may not consider our data adequate to demonstrate safety and effectiveness. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of March 31, 2023, we owned 52 issued U.S. patents and had 29 pending U.S. patent applications, and we owned 16 issued foreign patents and had 18 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in November 2024. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2024. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
As of March 31, 2023, we have 19 registered trademarks in the U.S. and have filed for four more. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
We may be subject to damages resulting from claims that we, our employees, our third-party sales agents or resellers have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Some of our third-party sales agents or resellers sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees, our third-party sales agents or resellers have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we are successful in defending against these claims, litigation could result in substantial costs, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations, and financial condition.

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
In addition, we generally indemnify our customers and third-party sales agents and resellers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or third-party sales agents and resellers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or third-party sales agents and resellers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or third-party sales agents and resellers or may be required to obtain licenses to intellectual property owned by such third parties. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers and third-party sales agents and resellers may be forced to stop using or selling our products.
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
•the impact of infectious diseases, and measures taken to combat them, on our business;
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
•the impact of COVID-19 or other infectious disease outbreaks on our business;
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
Adverse developments affecting the banking industry or the broader financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

In addition, if any parties with whom we conduct business are unable to access funds held in uninsured deposit accounts or pursuant to lending arrangements with a financial institution that is placed in receivership by the FDIC, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Our term loan contains covenants that may restrict our business and financing activities.

Our Loan and Security Agreement (as amended, the "Amended Loan Agreement") with First-Citizens Bank & Trust Company (“First-Citizens”) contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness incurred by us or our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect.

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

Our ability to access credit on favorable terms, if necessary, for the funding of our operations and capital projects may be limited due to changes in credit markets.

Our Amended Loan Agreement with First-Citizens provides for a secured revolving credit facility, or Revolver, in an aggregate principal amount of up to $15.0 million. The Revolver matures on July 6, 2025. As of March 31, 2023, we had not drawn on this credit facility. On March 10, 2023, we violated one of the terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. Any future violation of any of the covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolver for loans and require the immediate repayment of any outstanding loans under the agreement. In addition, certain provisions in the these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces our ability to anticipate whether this source of capital will continue to be available in the near term. As of March 31, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver. See “Note 7. Borrowings” to the “Notes to Condensed Consolidated Financial Statements” included in this report.
Additionally, in the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Amended Loan Agreement terminates on December 1, 2027 and if we cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Nothing to report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On March 10, 2023, we violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. On March 24, 2023, we entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access our revolving line of credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of March 31, 2023, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under our revolving line of credit, we will be required to transfer certain cash management accounts back to First-Citizens. As of March 31, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under our revolving line of credit.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1*	First Amendment to Loan and Security Agreement, dated January 6, 2023, between SI-BONE, Inc. and Silicon Valley Bank
10.2*	Letter Agreement, dated March 24, 2023 between SI-BONE, Inc. and Silicon Valley Bridge Bank.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 2, 2023.

SI-BONE, Inc.

Date:	May 2, 2023	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 2, 2023	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)