Form 10-Q
period 2023-06-30
SI-BONE, Inc.
filed 2023-08-08
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 40,197,135 as of August 2, 2023.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$110,815	$20,717
Short-term investments	58,615	76,573
Accounts receivable, net of allowance for credit losses of $500 and $400, respectively	20,422	20,674
Inventory	20,547	17,282
Prepaid expenses and other current assets	2,135	2,365
Total current assets	212,534	137,611
Property and equipment, net	17,579	15,564
Operating lease right-of-use assets	3,372	4,002
Other non-current assets	340	375
TOTAL ASSETS	$233,825	$157,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,157	$6,279
Accrued liabilities and other	10,642	13,511
Operating lease liabilities, current portion	1,403	1,388
Total current liabilities	18,202	21,178
Long-term borrowings	35,980	35,171
Operating lease liabilities, net of current portion	2,212	2,871
Other long-term liabilities	24	30
TOTAL LIABILITIES	56,418	59,250

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 40,087,765 and 34,731,577 shares issued and outstanding, respectively	4	3
Additional paid-in capital	556,541	455,172
Accumulated other comprehensive income	298	232
Accumulated deficit	(379,436)	(357,105)
TOTAL STOCKHOLDERS’ EQUITY	177,407	98,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$233,825	$157,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$33,305	$25,585	$66,013	$48,024
Cost of goods sold	6,318	3,465	12,242	6,448
Gross profit	26,987	22,120	53,771	41,576
Operating expenses:
Sales and marketing	27,492	28,843	54,805	54,448
Research and development	3,656	3,478	6,947	7,058
General and administrative	7,802	7,680	15,275	14,819
Total operating expenses	38,950	40,001	77,027	76,325
Loss from operations	(11,963)	(17,881)	(23,256)	(34,749)
Interest and other income (expense), net:
Interest income	1,582	136	2,515	209
Interest expense	(850)	(622)	(1,689)	(1,183)
Other income (expense), net	25	(146)	99	(200)
Net loss	$(11,206)	$(18,513)	$(22,331)	$(35,923)
Other comprehensive income (loss):
Changes in foreign currency translation	3	(14)	(19)	(14)
Unrealized gain (loss) on marketable securities	(5)	(58)	85	(306)
Comprehensive loss	$(11,208)	$(18,585)	$(22,265)	$(36,243)

Net loss per share, basic and diluted	$(0.30)	$(0.54)	$(0.61)	$(1.06)

Weighted-average number of common shares used to compute basic and diluted net loss per share	37,864,185	34,052,692	36,399,309	33,923,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	3	461,886	300	(368,230)	93,959
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	497,926	—	3,515	—	—	3,515
Issuance of common stock related to employee stock purchase plan	130,867	—	1,471	—	—	1,471
Issuance of common stock upon vesting of restricted stock units	261,709	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	5,998	—	—	5,998
Foreign currency translation	—	—	—	3	—	3
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(11,206)	(11,206)
Balance as of June 30, 2023	40,087,765	$4	$556,541	$298	$(379,436)	$177,407

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507

Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	$3	$435,590	$104	$(313,259)	$122,438
Issuance of common stock upon exercise of stock options, net of shares withheld	4,469	—	30	—	—	30
Issuance of common stock related to employee stock purchase plan	112,773	—	1,199	—	—	1,199
Issuance of common stock upon vesting of restricted stock units	232,009	—	—	—	—	—
Stock-based compensation	—	—	5,751	—	—	5,751
Foreign currency translation	—	—	—	(14)	—	(14)
Net unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—		(18,513)	(18,513)
Balance as of June 30, 2022	34,221,614	$3	$442,570	$32	$(331,772)	$110,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(22,331)	$(35,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,192	11,258
Depreciation and amortization	2,322	1,505
Accounts receivable credit losses	103	—
Accretion (amortization) of discount and premium on marketable securities	(1,249)	515
Amortization of debt issuance costs	123	101
Loss on disposal of property and equipment	340	105
Changes in operating assets and liabilities:
Accounts receivable	88	(720)
Inventory	(3,293)	(4,882)
Prepaid expenses and other assets	262	851
Accounts payable	(7)	936
Accrued liabilities and other	(2,893)	(2,099)
Net cash used in operating activities	(14,343)	(28,353)
Cash flows from investing activities
Maturities of marketable securities	69,000	48,000
Purchases of marketable securities	(49,723)	(55,356)
Purchases of property and equipment	(5,293)	(4,275)
Net cash provided by (used in) investing activities	13,984	(11,631)
Cash flows from financing activities
Proceeds from public offering, net of discounts and commissions	84,137	—
Proceeds from debt financing	36,000	—
Repayments of debt financing	(35,275)	—
Payments of debt issuance costs	(40)	—
Proceeds from issuance of common stock under employee stock purchase plan	1,471	1,199
Proceeds from the exercise of stock options	4,035	199
Net cash provided by financing activities	90,328	1,398
Effect of exchange rate changes on cash and cash equivalents	129	(514)
Net increase (decrease) in cash and cash equivalents	90,098	(39,100)
Cash and cash equivalents at
Beginning of period	20,717	63,419
End of period	$110,815	$24,319
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	510	1,593
Unpaid public offering costs	465	—
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
In May 2023, the Company received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the offering of 3,775,000 shares of the Company’s common stock and the exercise of underwriter's option to purchase from the Company an additional 566,250 shares of the Company's common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by a selling stockholder, and the Company did not receive any proceeds from the sale by the selling stockholder.
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

The Company is subject to continuing risk and uncertainties resulting from COVID-19. The COVID-19 pandemic impacted the Company’s supply chain and also caused delays or cancellations of the Company’s procedures. Future outbreaks of COVID-19 or other public health concerns could contribute to health systems diverting resources to respond to COVID-19 which could lead to scheduling delays or cancellations of the Company’s procedures. Future outbreaks could also cause or exacerbate supply chain shortages.

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
United States	$31,215	$23,771	$61,665	$44,137
International	2,090	1,814	4,348	3,887
	$33,305	$25,585	$66,013	$48,024
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

The table below summarizes the marketable securities:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$93,052	$—	$—	$93,052
Cash equivalents	93,052	—	—	93,052

U.S. treasury securities	42,865	5	(11)	42,859
Corporate bonds	2,976	—	(4)	2,972
Commercial paper	6,910	—	—	6,910
U.S. agency bonds	5,880	2	(8)	5,874
Short-term investments	58,631	7	(23)	58,615
Total marketable securities	$151,683	$7	$(23)	$151,667

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,002	$—	$—	$8,002
Cash equivalents	8,002	—	—	8,002

U.S. treasury securities	48,636	4	(105)	48,535
U.S. agency bonds	2,918	3	—	2,921
Corporate bonds	2,914	—	(3)	2,911
Commercial paper	22,206	—	—	22,206
Short-term investments	76,674	7	(108)	76,573
Total marketable securities	$84,676	$7	$(108)	$84,575
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the six months ended June 30, 2023 and 2022, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.1 million as of June 30, 2023, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of June 30, 2023 or December 31, 2022.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$93,052	$—	$—	$93,052
U.S. treasury securities	42,859	—	—	42,859
Corporate bonds	—	2,972	—	2,972
U.S. agency bonds	—	5,874	—	5,874
Commercial paper	—	6,910	—	6,910
Total marketable securities	$135,911	$15,756	$—	$151,667

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$8,002	$—	$—	$8,002
U.S. treasury securities	48,535	—	—	48,535
U.S. agency bonds	—	2,921	—	2,921
Corporate bonds	—	2,911	—	2,911
Commercial paper	—	22,206	—	22,206
Total marketable securities	$56,537	$28,038	$—	$84,575

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of June 30, 2023, inventory consisted of finished goods of $18.6 million and work-in-progress of $1.9 million. As of December 31, 2022, inventory consisted of finished goods of $15.6 million and work-in-progress and components of $1.7 million.
Property and Equipment, net:

	June 30, 2023	December 31, 2022
	(in thousands)
Surgical equipment and instrument trays	$16,901	$13,092
Machinery and equipment	1,883	1,828
Construction in progress	8,008	7,854
Computer and office equipment	1,260	976
Leasehold improvements	1,625	1,631
Furniture and fixtures	391	390
	30,068	25,771
Less: Accumulated depreciation and amortization	(12,489)	(10,207)
	$17,579	$15,564

As of June 30, 2023, construction in progress pertains to the cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.9 million and construction costs related to the Company's lease for research and development and warehouse space in Santa Clara and software costs of $4.1 million. Depreciation expense was $1.2 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $2.3 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.
Accrued Liabilities and Other:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and related expenses	$8,155	$11,365
Accrued royalty	1,087	818
Accrued professional services	517	355
Others	883	973
	$10,642	$13,511
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$400	$264
Provision	103	150
Write-offs	(3)	(14)
Balance at end of period	$500	$400

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in May 2025 and a building used for research and development and warehouse space in Santa Clara, California which expires in October 2026. The Company also has a non-cancelable operating lease for its office building spaces in Gallarate, Italy which expires in August 2027.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2023 to 2027.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense	$390	$397	$783	$806
Variable lease expense	124	119	201	223
Total lease expense	$513	$516	$984	$1,029

Cash paid for amounts included in the measurement of operating lease liabilities	$439	$396	$836	$804
Leased assets obtained in exchange for new operating lease liabilities	$103	$77	$124	$77

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.63	3.05
Weighted average discount rate	5.85%	5.77%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2023 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2023	$796
2024	1,530
2025	1,018
2026	547
2027	9
Thereafter	—
Total operating lease payments	3,900
Less: imputed interest	(285)
Total operating lease liabilities	$3,615

As of June 30, 2023, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	June 30, 2023	December 31, 2022
	(in thousands)
Principal outstanding and final fee	$36,720	$35,700
Less: Unamortized debt issuance costs	(93)	(73)
Unaccreted value of final fee	(647)	(456)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,980	$35,171
Classified as:
Long-term borrowings	$35,980	$35,171
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amended the Company's SVB Term Loan pursuant to which the Company had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolver”). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens solely in its discretion, upon the Company’s request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolver Maturity Date”). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of June 30, 2023.
The Company accounted for the Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
The effective interest rate related to the First-Citizens Term Loan for the three and six months ended June 30, 2023 was 8.9% and 8.8%, respectively. The effective interest rate related to the SVB Term Loan for the three and six months ended June 30, 2022 was 6.9% and 6.6%, respectively.
The table below summarizes the future principal and final fee payments under the Fist-Citizens Term Loan as of June 30, 2023:

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 10, 2023, the Company violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. The Company entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing the Company the right to hold a portion of its cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict the Company’s ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of June 30, 2023, the Company was in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, the Company will be required to transfer certain cash management accounts back to First-Citizens. As of June 30, 2023, the Company had cash management accounts with a financial institution other than First-Citizens and instructed its customers to direct payments to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, the Company will be unable to obtain credit advances under the Revolver.
8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	1,903,341	$8.82
Exercised	(618,192)	6.53
Canceled and forfeited	(16,002)	21.23
Outstanding as of June 30, 2023	1,269,147	10.57
As of June 30, 2023, the unrecognized compensation cost related to stock options is insignificant and is expected to be recognized over a period of approximately 0.1 years.

There were no stock options granted during the three and six months ended June 30, 2023 and 2022.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of June 30, 2023, the unrecognized compensation cost related to the RSUs was $38.4 million, which is expected to be recognized over a period of approximately 2.6 years.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of June 30, 2023, the unrecognized compensation cost related to the PSUs was $3.4 million, which is expected to be recognized over a period of approximately 2.2 years.
The table below summarizes RSU and PSU activity for the six months ended June 30, 2023:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,794,928	$22.72	155,596	$19.50
Granted	1,138,406	16.47	255,458	12.33
Vested	(490,097)	21.12	(25,932)	19.50
Canceled and forfeited	(122,487)	21.59	—	—
Outstanding as of June 30, 2023	2,320,750	20.05	385,122	14.74
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 130,867 and 112,773 shares under ESPP, representing approximately $1.5 million and $1.2 million in employee contributions for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$161	$117	$298	$238
Sales and marketing	2,702	2,746	5,612	5,340
Research and development	748	664	1,500	1,297
General and administrative	2,387	2,224	4,782	4,383
	$5,998	$5,751	$12,192	$11,258
Warrants
During the three months ended June 30, 2023, a warrant holder exercised warrants, and the Company issued 22,603 net shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The table below summarizes common stock warrants activity for the six months ended June 30, 2023:

Date		Outstanding Balance at December 31, 2022	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at June 30, 2023
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
7/22/2013	7/22/2023	32,983	$9.10	—	(32,983)	—	—
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—		—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		118,122		—	(32,983)	—	85,139

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss	$(11,206)	$(18,513)	$(22,331)	$(35,923)

Weighted-average shares used to compute basic and diluted net loss per share	37,864,185	34,052,692	36,399,309	33,923,229

Net loss per share, basic and diluted	$(0.30)	$(0.54)	$(0.61)	$(1.06)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,269,147	1,956,017	1,269,147	1,956,017
Restricted stock units	2,320,750	2,172,377	2,320,750	2,172,377
ESPP purchase rights	38,727	59,688	38,727	59,688
Common stock warrants	85,139	118,122	85,139	118,122
	3,713,763	4,306,204	3,713,763	4,306,204

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the six months ended June 30, 2023, the Company did not incur any reimbursement charges from SeaSpine. For the six months ended June 30, 2022, the Company expensed approximately $6,000 of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.1 million of royalty for the three and six months ended June 30, 2023. The Company recorded an immaterial amount of royalty for the three and six months ended June 30, 2022.
The outstanding liability to SeaSpine as of June 30, 2023 and December 31, 2022 was both approximately $0.1 million, and was recorded within accrued liabilities and other in the condensed consolidated balance sheet.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

Under an Organization for Economic Co-operation and Development Inclusive Framework, countries that agreed to enact a two-pillar solution aim to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two sets out a global minimum Effective Tax Rate (ETR) rules to ensure that large multinational businesses with consolidated revenue over €750M are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two are expected to be enacted beginning January 1, 2024. The Company will continue to monitor the impact of Pillar Two; however, the Pillar Two is currently not applicable as the Company does not meet the threshold of having consolidated revenue over €750M.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of June 30, 2023 compared to December 31, 2022.

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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the U.S., and with a combination of a direct sales force, and sales agents and resellers in other countries. As of June 30, 2023, more than 85,000 procedures have been performed by over 3,300 surgeons in the United States and 38 other countries since we introduced iFuse in 2009.
In May 2023, we received a total of $83.7 million of net proceeds from the offering of 3,775,000 shares of our common stock, and the exercise of underwriter's option to purchase an additional 566,250 shares of our common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by the selling stockholder, and we did not receive any proceeds from the sale by the selling stockholder.
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
As of June 30, 2023, our U.S. sales force consisted of 85 territory sales managers and 66 clinical support specialists directly employed by us and 141 third-party sales agents, compared to 85 territory sales managers and 76 clinical support specialists directly employed by us and 73 third-party sales agents as of June 30, 2022. As of June 30, 2023, our international sales force consisted of 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, compared to 18 sales representatives directly employed by us and a total of 30 third-party sales agents and resellers as of June 30, 2022.
With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage the ASCs to educate them on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons. As of June 30, 2023, over 20 percent of procedures for sacroiliac joint dysfunction using our products were performed at ASCs.
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
As of June 30, 2023 and 2022, in the U.S. more than 2,400 and 1,900 surgeons, respectively, have been trained on our solutions and have treated at least one patient. Outside the U.S., as of June 30, 2023 and 2022, more than 940 and 800 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 5,100 target surgeons in the U.S., as well as international surgeons to train and retrain in the future. Since launching our academic training program in August 2018, we have trained residents and fellows in over 220 academic programs in the U.S., resulting in the training of over 1,400 surgical residents and fellows.

Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite, we believe that the value of our innovative, versatile, and complementary product portfolio provides surgeons with a comprehensive set of alternatives, and positions us as the top choice for surgeons for sacropelvic solutions. We also offer an allograft bone implant called iFuse-Bone for surgeons who believe that this kind of implant can be important to obtaining fusion.
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing long-construct spinal fusion. We anticipate the results for the primary endpoint in 2024. In September 2022 we enrolled the first of the targeted 120 patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse-TORQ device vs. non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We anticipate results to be available in late 2024. We are working with a select group of physicians on STACI, a prospective study on the use of iFuse TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide post-market information on the safety and effectiveness of minimally invasive sacroiliac joint fusion procedures performed with TORQ.
We continue to invest in R&D initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During six months ended June 30, 2023, we spent $6.9 million on R&D, equating to 11% of our revenue.
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
We are focused on increasing our sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. At the end of June 30, 2023, our trailing twelve-month average revenue per territory in the U.S. was approximately $1.4 million dollars.
We have made significant investments in instrument sets used to perform surgeries. Our goal is to deploy instrument sets to the market where the demand exists to increase our asset utilization rates over time and use capital more effectively by having our instrument sets used in more surgeries in any given time period. Given supply chain disruptions impacting the industry, we are working closely with our suppliers to reduce lead time for our implants to ensure we can support our expanding surgeon footprint and over time build the resilience in our supply chain to reduce our cash investment in inventory. Additionally, we are partnering with our suppliers around design for manufacturing, specifically for newer products, to reduce the overall cost of the implants as we scale, and reduce waste and rework. Lastly, we are integrating our demand planning and manufacturing systems, to ensure we leverage actual usage trends as we build surgical capacity to support our growth.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$33,305	100%	$25,585	100%	$66,013	100%	$48,024	100%
Cost of goods sold	6,318	19%	3,465	14%	12,242	19%	6,448	13%
Gross profit	26,987	81%	22,120	86%	53,771	81%	41,576	87%
Operating expenses:
Sales and marketing	27,492	83%	28,843	113%	54,805	83%	54,448	113%
Research and development	3,656	11%	3,478	14%	6,947	11%	7,058	15%
General and administrative	7,802	23%	7,680	30%	15,275	23%	14,819	31%
Total operating expenses	38,950	117%	40,001	157%	77,027	117%	76,325	159%
Loss from operations	(11,963)	(36)%	(17,881)	(71)%	(23,256)	(36)%	(34,749)	(72)%
Interest and other income (expense), net:
Interest income	1,582	5%	136	1%	2,515	4%	209	—%
Interest expense	(850)	(3)%	(622)	(2)%	(1,689)	(3)%	(1,183)	(2)%
Other income (expense), net	25	—%	(146)	(1)%	99	—%	(200)	—%
Net loss	$(11,206)	(34)%	$(18,513)	(73)%	$(22,331)	(35)%	$(35,923)	(74)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$31,215	94%	$23,771	93%	$61,665	93%	$44,137	92%
International	2,090	6%	1,814	7%	4,348	7%	3,887	8%
	$33,305	100%	$25,585	100%	$66,013	100%	$48,024	100%

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$33,305	$25,585	$7,720	30%
Cost of goods sold	6,318	3,465	2,853	82%
Gross profit	$26,987	$22,120	$4,867	22%
Gross margin	81%	86%

Revenue. The increase in revenue for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 comprised a $7.4 million increase in our U.S. revenue and an increase of $0.3 million in our international revenue. The increase in revenue is due to the increase in case volumes and higher domestic average selling prices.

Gross Profit and Gross Margin. Gross profit increased $4.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, mainly driven by higher revenue. The gross margin was 81% for the three months ended June 30, 2023 as compared to 86% for the three months ended June 30, 2022. Gross margin decreased in the second quarter 2023 due to procedure and product mix given the higher total costs of iFuse-TORQ and iFuse Bedrock Granite implants and the increase in depreciation costs to support the growth of the business.

Operating Expenses:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$27,492	$28,843	$(1,351)	(5)%
Research and development	3,656	3,478	178	5%
General and administrative	7,802	7,680	122	2%
Total operating expenses	$38,950	$40,001	$(1,051)	(3)%
Sales and Marketing Expenses. The decrease in sales and marketing expenses for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to timing of commercial activities resulting in a decrease of $1.4 million.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increase of $0.1 million in employee related costs and stock-based compensation.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to an increase of $0.3 million in employee related costs and stock-based compensation driven by higher headcount, partially offset by a decrease of $0.2 million in consulting, legal fees and insurance costs.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,582	$136	$1,446	1063%
Interest expense	(850)	(622)	(228)	(37)%
Other income (expense), net	25	(146)	171	117%
Total interest and other expense, net	$757	$(632)	$1,389	220%
Interest Income. The increase in interest income for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was mainly due to higher interest earned, primarily as a result of higher interest rates and higher cash and investments balance resulting from the net proceeds received from the offering of our common stock in May 2023.
Interest Expense. The increase in interest expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to foreign currency fluctuations.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$66,013	$48,024	$17,989	37%
Cost of goods sold	12,242	6,448	5,794	90%
Gross profit	$53,771	$41,576	$12,195	29%
Gross margin	81%	87%

Revenue. The increase in revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 comprised a $17.5 increase in our U.S. revenue and an increase of 0.5 million in our international revenue. The increase in revenue is due to the increase in case volumes and higher domestic average selling prices.

Gross Profit and Gross Margin. Gross profit increased $12.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, mainly driven by higher revenue. The gross margin was 81% for the six months ended June 30, 2023 as compared to 87% for the six months ended June 30, 2022. Gross margin decreased due to procedure and product mix given the higher total costs of iFuse-TORQ and iFuse Bedrock Granite implants and the increase in depreciation and freight costs to support the growth of the business.

Operating Expenses:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$54,805	$54,448	$357	1%
Research and development	6,947	7,058	(111)	(2)%
General and administrative	15,275	14,819	456	3%
Total operating expenses	$77,027	$76,325	$702	1%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to (a) an increase of $1.7 million in employee related costs, commissions and stock-based compensation driven by higher revenues, partially offset by (b) timing of certain commercial activity resulting in a decrease of $1.3 million.
Research and Development Expenses. The decrease in research and development expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a decrease of $0.4 million in consulting and research and development activities related to the timing of new product development, partially offset by an increase of $0.3 million in employee related costs and stock-based compensation.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase of $0.8 million in employee related costs and stock-based compensation driven by higher headcount, partially offset by a decrease of $0.3 million in consulting and insurance costs.

	Six Months Ended June 30, 2023
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,515	$209	$2,306	1103%
Interest expense	(1,689)	(1,183)	(506)	(43)%
Other income (expense), net	99	(200)	299	(150)%
Total interest and other expense, net	$925	$(1,174)	$2,099	179%
Interest Income. The increase in interest income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was mainly due to higher interest earned, primarily as a result of higher interest rates and higher cash and investments balance resulting from the net proceeds received from the offering of our common stock in May 2023.
Interest Expense. The increase in interest expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to foreign currency fluctuations.

Liquidity and Capital Resources
As of June 30, 2023, we had cash and marketable securities of $169.4 million compared to $97.3 million as of December 31, 2022. We have financed our operations primarily through our public offerings and debt financing arrangements. As of June 30, 2023, we had $36.0 million in outstanding debt, compared to $35.2 million as of December 31, 2022 .
As of June 30, 2023, we had an accumulated deficit of $379.4 million, compared to $357.1 million as of December 31, 2022. During the six months ended June 30, 2023, we incurred a net loss of $22.3 million. During the years ended December 31, 2022 and 2021, we incurred a net loss of $61.3 million and $56.6 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
In May 2023, we received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the public offering of our common stock.

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
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amends our SVB Term Loan pursuant to which we had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a term loan (the “Term Loan”), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolver"). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens, solely in its discretion, upon our request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, we will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. We may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolver Maturity Date”). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event we do not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. We will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. We will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of June 30, 2023.
On March 10, 2023, we violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of June 30, 2023, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to transfer certain cash management accounts back to First-Citizens. As of June 30, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver.

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
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on March 2, 2023. As of June 30, 2023, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$8,400	$28,320	$—
Interest obligations (2)	10,262	1,610	6,209	2,443	—
Operating lease obligations	3,900	796	2,548	556	—
Purchase obligations	390	390	—	—	—
Total	$51,272	$2,796	$17,157	$31,319	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 8.75% as of June 30, 2023.

This compared to $48.7 million of contractual obligations as of December 31, 2022.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(14,343)	$(28,353)	$14,010
Investing activities	13,984	(11,631)	25,615
Financing activities	90,328	1,398	88,930
Effects of exchange rate changes on cash and cash equivalents	129	(514)	643
Net increase (decrease) in cash and cash equivalents	$90,098	$(39,100)	$129,198
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 of $14.3 million resulted from cash outflows due to a net loss of $22.3 million, adjusted for $13.8 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $5.8 million. Net cash used in operating activities for the six months ended June 30, 2022 of $28.4 million resulted from cash outflows due to a net loss of $35.9 million, adjusted for $13.5 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $5.9 million. The decrease in net loss, net of non-cash items for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2023 was primarily due to higher inventory due to the inventory build-up related to our implants, and lower accrued liabilities attributable to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our implants, higher accounts receivable due to timing of collections and higher accrued liabilities and others driven by the timing of other third-party payments and higher compensation and benefits accruals, partly offset primarily by lower accounts payable and prepaid expenses and other assets attributable primarily to the normal course timing of expenses.

Cash Flows From Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2023 was $14.0 million compared to cash used in investing activities of $11.6 million in the six months ended June 30, 2022. Net cash provided by investing activities for the six months ended June 30, 2023 consisted of maturities of our marketable securities net of purchases of $19.3 million, partially offset by purchases of property and equipment of $5.3 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara. Net cash used by investing activities for the six months ended June 30, 2022 consisted of maturities of marketable securities, net of purchases of $7.3 million, and purchases of property and equipment of $4.3 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara.
Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2023 was $90.3 million resulting from net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens, proceeds of $4.0 million from the issuance of common stock under our stock-based incentive compensation plans, and proceeds of $84.1 million, excluding the payment of $0.5 million in offering costs, from the issuance of common stock under our follow-on public offering. This compares to $1.4 million provided by financing activities in the six months ended June 30, 2022, which consisted solely of proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
As of June 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, the presence of physician-owned distributorships, and payor consolidation may impact our ability to sell our product at prices necessary to support our current business strategies;
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
•If clinical experience with our iFuse Bedrock technique, iFuse Bedrock Granite product, or iFuse-TORQ product do not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite, and/or

iFuse-TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ, and/or iFuse Bedrock Granite implants could be adversely impacted;
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
We have incurred net losses since our inception in 2008. For the six months ended June 30, 2023, we had a net loss of $22.3 million. For the years ended December 31, 2022 and 2021, we had net losses of $61.3 million and $56.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $379.4 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by the COVID-19 pandemic. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our surgeon base, the expansion of our sales force, investment in implants and instruments, the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

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
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by inflation and rising interest rates, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain. These geopolitical events and related factors and results, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us.
In addition, many of our products require sterilization prior to sale, and our suppliers use contract sterilizers to perform this service. To the extent that these contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including reductions in operations and/or worker absences due to health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.
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

Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers. Under current legislation, the reduction in Medicare payments will vary from 2% under the Budget Control Act of 2011 (as extended through a series of amendments and currently set to expire in 2032) to 4% if budget sequestration is triggered under the Statutory Pay-As-You-Go Act of 2010. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

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

As of June 30, 2023, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

Healthcare payors which have adopted sacroiliac joint fusion coverage policies exclusive to titanium triangular implants could reverse the exclusive nature of their policies and allow surgeons to use other types of products when performing sacroiliac fusion procedures. Some payor have removed such exclusivity in the past and others could do so in the future. For example, AIM, a clinical evidence evaluation organization which influences Anthem, among other payors, promulgated such a policy, effective September 11, 2022, that is no longer exclusive to titanium triangles. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, sales of our triangular iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.

Epidemic diseases, or the perception of their effects, may continue to adversely affect our business, financial condition, results of operations, or cash flows.

As the COVID-19 global pandemic enters its fourth year, the impact of COVID-19 on our business remains highly dependent on future developments, which are uncertain and unpredictable. Although the U.S. public health emergency ended on May 11, 2023, an outbreak of an infectious disease, or a re-escalation of COVID-19 infection rates could divert medical resources toward the treatment of that disease, and negatively affect hospital admission rates and the decision by patients to undergo elective surgery, which could decrease demand for procedures using our implants and cause other disruptions to our business. Business disruptions have included, and could continue to include, disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in regional or global economic downturns that could affect demand for our products, as well as increase risk of customer defaults or delays in payments. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, cash flows, or ability to raise capital.

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
• perceived liability risks generally associated with the use of our products and procedures;
• costs associated with the purchase of our products; and
• time commitment that may be required for training.

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

Patients with sacroiliac joint dysfunction are cared for by a variety of health care providers, including spine surgeons and pain physicians and other interventionalists, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. These physicians often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint, and implantation of neurostimulation devices, allografts, fusion devices and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of our iFuse products, with the intent of either having them adopt and perform our procedures or refer their patients with sacroiliac joint dysfunction to physicians who have been trained to perform our procedures. Providers who have not adopted our procedures may, however, prefer to continue to treat these patients with the interventions they offer because they feel that these interventions are superior or because they have a financial interest in offering additional treatments to these patients. If we are unable to demonstrate to potential referring health care providers the comparative benefits of iFuse, and we are therefore unable to prompt sufficient numbers of these providers to refer their patients with sacroiliac joint dysfunction for treatment by physicians trained to perform the iFuse procedure, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
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

Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, the presence of physician-owned distributorships, and payor consolidation may impact our ability to sell our product at prices necessary to support our current business strategies.

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

Consolidation in the healthcare industry, including both third-party payors and healthcare providers, could lead to demands for price concessions or to the exclusion of some suppliers from certain markets, which could have an adverse effect on our business, results of operations, or financial condition. Because healthcare costs have risen significantly over the past several years, numerous initiatives and reforms initiated by legislators, regulators, and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage, and reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products, and adversely impact our business, results of operations, or financial condition. As we continue to expand into international markets, we will face similar risks relating to adverse changes in coverage and reimbursement procedures and policies in those markets.

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

If clinical experience with our iFuse Bedrock technique, iFuse Bedrock Granite product, or iFuse-TORQ product do not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite, and/or iFuse-TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ, and/or iFuse Bedrock Granite implants could be adversely impacted.

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

In February 2021, we launched iFuse-TORQ, a line of 3D-printed threaded implants designed for use in pelvic trauma, as well as applications in sacroiliac joint dysfunction and degeneration. In 2022, FDA provided clearance for an expanded indication for iFuse-TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique. Clinical experience with iFuse-TORQ is limited and we have yet to complete a clinical trial to evaluate the use of iFuse-TORQ in patients with sacral fragility or insufficiency fractures. Surgeons do not yet know if pelvic fracture fixation and SI joint fusion using iFuse-TORQ is superior to nonsurgical management in this class of patients. If surgeons' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales.
As of June 30, 2023, our U.S. sales force consisted of 85 territory sales managers and 66 clinical support specialists directly employed by us, and 141 third-party sales agents. As of June 30, 2023, our international sales force consisted of 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, which together have had sales in 39 countries through June 30, 2023. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.

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
•    supply chain disruptions, including those caused by material and labor supply shortages, and prolonged inflation;
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
In order to increase our market share in the sacroiliac joint fusion and related markets, we must enhance and broaden our product offerings in response to customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain domestic and international regulatory clearances or approvals, or CE Certificates of Conformity for, or market new products, and our future products might not be accepted by the surgeons or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
•properly identify and anticipate surgeon and patient needs;
•develop and introduce new products or product enhancements in a timely manner;
•create sufficient product differentiation to expand overall market share and minimize cannibalization of existing product markets;
•obtain and maintain adequate coverage from third-party payors for new products or procedures;
•mitigate downward pricing pressure on new and existing products;
•adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•demonstrate the safety and effectiveness of new products;
•provide sufficient infrastructure needed for product commercialization;
•obtain the necessary domestic and international regulatory clearances or approvals and CE Certificates of Conformity for new products or product enhancements.
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
Before we can market or sell a new regulated medical device or make a significant modification to an existing product in the U.S., with limited exceptions, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a PMA application from the FDA for a Class III device. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology, and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. Products that are approved through a PMA application generally need FDA approval before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k). Both the 510(k) and PMA processes can be expensive and lengthy and require the payment of significant fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to 12 months, but may last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining domestic and international regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.
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
Healthcare providers, third-party sales agents and resellers and third-party payors play a primary role in the distribution, recommendation, ordering, and purchasing of any implant or other medical device for which we have or obtain marketing clearance or approval. Through our arrangements with customers and third-party payors, we are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, or third-party sales agents and resellers may engage in fraudulent or other illegal activity. Misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete, and accurate coding of claims for reimbursement for medical procedures submitted to private and governmental payors and reporting of other financial information or data, other commercial or regulatory laws or requirements, and equivalent foreign rules. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations, and government authorities may conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance despite our good faith efforts to comply.

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
In the ordinary course of our business, we collect and store sensitive data, including legally-protected personally-identifiable information. We collect this kind of information for billing, reimbursement support, marketing purposes, post-marketing safety vigilance, servicing potential warranty claims and during the course of clinical trials. In doing so, we are subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the U.S. and regulations in the European Union (“EU”), which are described in detail in Item 1 Business - Data Privacy and Security Laws” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

The California Consumer Privacy Act, which became effective on January 1, 2020, as amended by the California Privacy Rights Act (“CCPA”), requires a broad range of businesses to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing, receive detailed information about how their personal information is used and shared, correct inaccurate personal information, and limit the use and disclosure of certain sensitive personal information. The CCPA provides for civil penalties of up to $7,500 for intentional violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per consumer per data breach. These remedies are expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Our compliance costs and potential liability with respect to personal information may also increase in response to other states adopting initiatives regarding protection of personal information, such as Virginia, Colorado, Utah, Connecticut, and Washington. While these laws are similar in certain respects, the laws differ and compliance with one law does not equate to compliance with the other laws. Several other states also are considering comprehensive privacy legislation that could further complicate and increase the cost of complying with various state privacy laws. If states pass a patchwork of privacy laws, this also could increase pressure on the U.S. Congress to harmonize privacy laws through federal legislation.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of June 30, 2023, we owned 57 issued U.S. patents and had 30 pending U.S. patent applications, and we owned 17 issued foreign patents and had 20 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in December 2025. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
As of June 30, 2023, we have 20 registered trademarks in the U.S. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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

The California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021 and 2022 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2020, 2021 and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for NOL deductions disallowed by this provision will be extended. On February 9, 2022, California Senate Bill 133 (SB 133) was signed into law. The new bill lifted the limitation for California NOL and credit utilization disallowed by AB 85. California NOL suspension and tax credit utilization limitation did not impact the Company due to taxable loss positions for 2020, 2021, and 2022.
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

Our Amended Loan Agreement with First-Citizens provides for a secured revolving credit facility, or Revolver, in an aggregate principal amount of up to $15.0 million. The Revolver matures on July 6, 2025. As of June 30, 2023, we had not drawn on this credit facility. On March 10, 2023, we violated one of the terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. Any future violation of any of the covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolver for loans and require the immediate repayment of any outstanding loans under the agreement. In addition, certain provisions in the these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces our ability to anticipate whether this source of capital will continue to be available in the near term. As of June 30, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver. See “Note 7. Borrowings” to the “Notes to Condensed Consolidated Financial Statements” included in this report.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amended and Restated Bylaws.	S-1/A	333-227445	3.4	10/5/2018

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1*	2023 Non-Employee Directors' Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 8, 2023.

SI-BONE, Inc.

Date:	August 8, 2023	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 8, 2023	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)