Form 10-Q
period 2023-09-30
SI-BONE, Inc.
filed 2023-11-07
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 40,501,023 as of October 31, 2023.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$53,492	$20,717
Short-term investments	113,261	76,573
Accounts receivable, net of allowance for credit losses of $750 and $400, respectively	19,988	20,674
Inventory	22,335	17,282
Prepaid expenses and other current assets	1,943	2,365
Total current assets	211,019	137,611
Property and equipment, net	16,487	15,564
Operating lease right-of-use assets	3,034	4,002
Other non-current assets	338	375
TOTAL ASSETS	$230,878	$157,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,420	$6,279
Accrued liabilities and other	13,549	13,511
Operating lease liabilities, current portion	1,403	1,388
Total current liabilities	19,372	21,178
Long-term borrowings	36,022	35,171
Operating lease liabilities, net of current portion	1,865	2,871
Other long-term liabilities	19	30
TOTAL LIABILITIES	57,278	59,250

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 40,377,691 and 34,731,577 shares issued and outstanding, respectively	4	3
Additional paid-in capital	562,698	455,172
Accumulated other comprehensive income	356	232
Accumulated deficit	(389,458)	(357,105)
TOTAL STOCKHOLDERS’ EQUITY	173,600	98,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,878	$157,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$34,014	$26,432	$100,027	$74,456
Cost of goods sold	7,041	4,168	19,283	10,616
Gross profit	26,973	22,264	80,744	63,840
Operating expenses:
Sales and marketing	26,512	25,669	81,317	80,117
Research and development	3,919	3,089	10,866	10,147
General and administrative	7,711	7,072	22,986	21,891
Total operating expenses	38,142	35,830	115,169	112,155
Loss from operations	(11,169)	(13,566)	(34,425)	(48,315)
Interest and other income (expense), net:
Interest income	2,174	346	4,689	555
Interest expense	(884)	(755)	(2,573)	(1,938)
Other expense	(143)	(183)	(44)	(383)
Net loss	$(10,022)	$(14,158)	$(32,353)	$(50,081)
Other comprehensive income (loss):
Changes in foreign currency translation	53	25	34	11
Unrealized gain (loss) on marketable securities	5	100	90	(206)
Comprehensive loss	$(9,964)	$(14,033)	$(32,229)	$(50,276)

Net loss per share, basic and diluted	$(0.25)	$(0.41)	$(0.86)	$(1.47)

Weighted-average number of common shares used to compute basic and diluted net loss per share	40,265,520	34,356,850	37,702,207	34,069,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	3	461,886	300	(368,230)	93,959
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	497,926	—	3,515	—	—	3,515
Issuance of common stock related to employee stock purchase plan	130,867	—	1,471	—	—	1,471
Issuance of common stock upon vesting of restricted stock units	261,709	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	5,998	—	—	5,998
Foreign currency translation	—	—	—	3	—	3
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(11,206)	(11,206)
Balance as of June 30, 2023	40,087,765	4	556,541	298	(379,436)	177,407
Issuance of common stock upon exercise of stock options, net of shares withheld	52,302	—	229	—	—	229
Issuance of common stock upon vesting of restricted stock units	237,624	—	—	—	—	—
Stock-based compensation	—	—	5,928	—	—	5,928
Foreign currency translation	—	—	—	53	—	53
Net unrealized gain on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(10,022)	(10,022)
Balance as of September 30, 2023	40,377,691	$4	$562,698	$356	$(389,458)	$173,600

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	34,798	—	169	—	—	169
Issuance of common stock upon vesting of restricted stock units	163,480	—	—	—	—	—
Stock-based compensation	—	—	5,507	—	—	5,507
Net unrealized loss on marketable securities	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	(17,410)	(17,410)
Balance as of March 31, 2022	33,872,363	3	435,590	104	(313,259)	122,438
Issuance of common stock upon exercise of stock options, net of shares withheld	4,469	—	30	—	—	30
Issuance of common stock related to employee stock purchase plan	112,773	—	1,199	—	—	1,199
Issuance of common stock upon vesting of restricted stock units	232,009	—	—	—	—	—
Stock-based compensation	—	—	5,751	—	—	5,751
Foreign currency translation	—	—	—	(14)	—	(14)
Net unrealized loss on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—		(18,513)	(18,513)
Balance as of June 30, 2022	34,221,614	3	442,570	32	(331,772)	110,833
Issuance of common stock upon exercise of stock options, net of shares withheld	24,944	—	106	—	—	106
Issuance of common stock upon vesting of restricted stock units	192,751	—	—	—	—	—
Stock-based compensation	—	—	5,922	—	—	5,922
Foreign currency translation	—	—	—	25	—	25
Net unrealized gain on marketable securities	—	—	—	100	—	100
Net loss	—	—	—		(14,158)	(14,158)
Balance as of September 30, 2022	34,439,309	$3	$448,598	$157	$(345,930)	$102,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,353)	$(50,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,120	17,180
Depreciation and amortization	3,855	2,450
Accounts receivable credit losses	352	50
Accretion (amortization) of discount and premium on marketable securities	(2,417)	625
Amortization of debt issuance costs	165	152
Loss on disposal of property and equipment	941	133
Changes in operating assets and liabilities:
Accounts receivable	344	(2,001)
Inventory	(5,039)	(5,178)
Prepaid expenses and other assets	460	1,401
Accounts payable	(876)	1,476
Accrued liabilities and other	32	(1,087)
Net cash used in operating activities	(16,416)	(34,880)
Cash flows from investing activities
Maturities of marketable securities	93,500	90,200
Purchases of marketable securities	(127,680)	(85,257)
Purchases of property and equipment	(6,706)	(7,847)
Net cash used in investing activities	(40,886)	(2,904)
Cash flows from financing activities
Proceeds from public offering, net of discounts, commissions and offering costs	83,671	—
Proceeds from debt financing	36,000	—
Repayments of debt financing	(35,275)	—
Payments of debt issuance costs	(40)	—
Proceeds from issuance of common stock under employee stock purchase plan	1,471	1,199
Proceeds from the exercise of stock options	4,264	305
Net cash provided by financing activities	90,091	1,504
Effect of exchange rate changes on cash and cash equivalents	(14)	(840)
Net increase (decrease) in cash and cash equivalents	32,775	(37,120)
Cash and cash equivalents at
Beginning of period	20,717	63,419
End of period	$53,492	$26,299
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	120	593
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

The Company's future results of operations and liquidity could be adversely impacted by a variety of factors including those discussed in the section titled "Risk Factors" in this report. As of the date of issuance of these condensed consolidated financial statements, the extent to which the current macroeconomic environment may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future year.
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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
United States	$32,300	$24,627	$93,967	$68,765
International	1,714	1,805	6,060	5,691
	$34,014	$26,432	$100,027	$74,456
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

The table below summarizes the marketable securities:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$38,760	$—	$—	$38,760
Cash equivalents	38,760	—	—	38,760

U.S. treasury securities	104,348	5	(13)	104,340
Corporate bonds	—	—	—	—
Commercial paper	4,484	—	—	4,484
U.S. agency bonds	4,440	—	(3)	4,437
Short-term investments	113,272	5	(16)	113,261
Total marketable securities	$152,032	$5	$(16)	$152,021

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,002	$—	$—	$8,002
Cash equivalents	8,002	—	—	8,002

U.S. treasury securities	48,636	4	(105)	48,535
U.S. agency bonds	2,918	3	—	2,921
Corporate bonds	2,914	—	(3)	2,911
Commercial paper	22,206	—	—	22,206
Short-term investments	76,674	7	(108)	76,573
Total marketable securities	$84,676	$7	$(108)	$84,575
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the nine months ended September 30, 2023 and 2022, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.1 million as of September 30, 2023, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of September 30, 2023 or December 31, 2022.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$38,760	$—	$—	$38,760
U.S. treasury securities	104,340	—	—	104,340
U.S. agency bonds	—	4,437	—	4,437
Commercial paper	—	4,484	—	4,484
Total marketable securities	$143,100	$8,921	$—	$152,021

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$8,002	$—	$—	$8,002
U.S. treasury securities	48,535	—	—	48,535
U.S. agency bonds	—	2,921	—	2,921
Corporate bonds	—	2,911	—	2,911
Commercial paper	—	22,206	—	22,206
Total marketable securities	$56,537	$28,038	$—	$84,575

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of September 30, 2023, inventory consisted of finished goods of $20.4 million and work-in-progress of $1.9 million. As of December 31, 2022, inventory consisted of finished goods of $15.6 million and work-in-progress and components of $1.7 million.
Property and Equipment, net:

	September 30, 2023	December 31, 2022
	(in thousands)
Surgical equipment and instrument trays	$17,552	$13,092
Machinery and equipment	3,127	1,828
Construction in progress	3,449	7,854
Computer and office equipment	2,008	976
Leasehold improvements	3,873	1,631
Furniture and fixtures	390	390
	30,399	25,771
Less: Accumulated depreciation and amortization	(13,912)	(10,207)
	$16,487	$15,564

As of September 30, 2023, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $3.4 million and software costs of $0.1 million. Depreciation expense was $1.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $3.9 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Accrued Liabilities and Other:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and related expenses	$10,208	$11,365
Accrued royalty	1,158	818
Accrued professional services	692	355
Others	1,491	973
	$13,549	$13,511
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Balance at beginning of period	$400	$264
Provision	352	150
Write-offs	(2)	(14)
Balance at end of period	$750	$400

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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$386	$396	$1,170	$1,202
Variable lease expense	140	118	340	341
Total lease expense	$526	$514	$1,510	$1,543

Cash paid for amounts included in the measurement of operating lease liabilities	$401	$396	$1,237	$1,201
Leased assets obtained in exchange for new operating lease liabilities	$19	$—	$143	$77

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	2.42	3.05
Weighted average discount rate	5.87%	5.77%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2023 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2023	$393
2024	1,538
2025	1,017
2026	547
2027	8
Thereafter	—
Total operating lease payments	3,503
Less: imputed interest	(235)
Total operating lease liabilities	$3,268

As of September 30, 2023, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	September 30, 2023	December 31, 2022
	(in thousands)
Principal outstanding and final fee	$36,720	$35,700
Less: Unamortized debt issuance costs	(88)	(73)
Unaccreted value of final fee	(610)	(456)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$36,022	$35,171
Classified as:
Long-term borrowings	$36,022	$35,171
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to the Company (the “SVB Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amended the Company's SVB Term Loan pursuant to which the Company had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolver”). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens solely in its discretion, upon the Company’s request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolver Maturity Date”). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of September 30, 2023.
The Company accounted for the Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
The effective interest rate related to the First-Citizens Term Loan for the three and nine months ended September 30, 2023 was 9.3% and 8.9%, respectively. The effective interest rate related to the SVB Term Loan for the three and nine months ended September 30, 2022 was 8.3% and 7.1%, respectively.
The table below summarizes the future principal and final fee payments under the Fist-Citizens Term Loan as of September 30, 2023:

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 10, 2023, the Company violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. The Company entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing the Company the right to hold a portion of its cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict the Company’s ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of September 30, 2023, the Company was in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, the Company will be required to transfer certain cash management accounts back to First-Citizens. As of September 30, 2023, the Company had cash management accounts with a financial institution other than First-Citizens and instructed its customers to direct payments to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, the Company will be unable to obtain credit advances under the Revolver.
8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	1,903,341	$8.82
Exercised	(670,494)	6.36
Canceled and forfeited	(16,006)	21.22
Outstanding as of September 30, 2023	1,216,841	10.84
As of September 30, 2023, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three and nine months ended September 30, 2023 and 2022.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of September 30, 2023, the unrecognized compensation cost related to the RSUs was $34.4 million, which is expected to be recognized over a period of approximately 2.5 years.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of September 30, 2023, the unrecognized compensation cost related to the PSUs was $2.8 million, which is expected to be recognized over a period of approximately 2.0 years.
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2023:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	1,794,928	$22.72	155,596	$19.50
Granted	1,204,086	16.85	255,458	12.33
Vested	(727,721)	20.99	(25,932)	19.50
Canceled and forfeited	(155,208)	21.46	—	—
Outstanding as of September 30, 2023	2,116,085	20.07	385,122	14.74
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 130,867 and 112,773 shares under ESPP, representing approximately $1.5 million and $1.2 million in employee contributions for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, total accumulated ESPP related employee payroll deductions amounted to $0.6 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$172	$121	$471	$360
Sales and marketing	2,655	2,836	8,267	8,177
Research and development	699	672	2,198	1,968
General and administrative	2,402	2,293	7,184	6,675
	$5,928	$5,922	$18,120	$17,180
Warrants
During the three months ended June 30, 2023, a warrant holder exercised warrants, and the Company issued 22,603 net shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The table below summarizes common stock warrants activity for the nine months ended September 30, 2023:

Date		Outstanding Balance at December 31, 2022	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at September 30, 2023
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
7/22/2013	7/22/2023	32,983	$9.10	—	(32,983)	—	—
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—		—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		118,122		—	(32,983)	—	85,139

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Net loss	$(10,022)	$(14,158)	$(32,353)	$(50,081)

Weighted-average shares used to compute basic and diluted net loss per share	40,265,520	34,356,850	37,702,207	34,069,357

Net loss per share, basic and diluted	$(0.25)	$(0.41)	$(0.86)	$(1.47)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	1,216,841	1,921,065	1,216,841	1,921,065
Restricted stock units	2,501,207	2,182,030	2,501,207	2,182,030
ESPP purchase rights	38,727	59,688	38,727	59,688
Common stock warrants	85,139	118,122	85,139	118,122
	3,841,914	4,280,905	3,841,914	4,280,905

10. Related Party Transaction
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”), which merged with Orthofix Medical, Inc., to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who served as President and Chief Executive Officer until September 11, 2023, and a member of the board of directors until October 4, 2024, respectively, also serves as a member of the Company's Board of Directors since August 2015. On April 27, 2021, Addendum No.1 to the Development Agreement was entered into by and between the Company and SeaSpine to extend certain obligations as described under the Development Agreement to a consultant of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the nine months ended September 30, 2023, the Company did not incur any reimbursement charges but purchased an immaterial amount of instrument components from Seaspine. For the nine months ended September 30, 2022, the Company expensed approximately $6,000 of the reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the condensed consolidated statements of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.1 million of royalty for the three months ended September 30, 2023 and $0.2 million for the nine months ended September 30, 2023. The Company recorded an immaterial amount of royalty for the three and nine months ended September 30, 2022.
The outstanding liability to SeaSpine as of September 30, 2023 and December 31, 2022 was $0.1 million and was recorded within accrued liabilities and other in the condensed consolidated balance sheet.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2023 and 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.

Under an Organization for Economic Co-operation and Development Inclusive Framework, countries that agreed to enact a two-pillar solution aim to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two sets out a global minimum Effective Tax Rate (ETR) rules to ensure that large multinational businesses with consolidated revenue over €750 million are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two are expected to be enacted beginning January 1, 2024. The Company will continue to monitor the impact of Pillar Two; however, the Pillar Two is currently not applicable as the Company does not meet the threshold of having consolidated revenue over €750 million.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of September 30, 2023 compared to December 31, 2022.

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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the U.S., and with a combination of a direct sales force, and sales agents and resellers in other countries. As of September 30, 2023, more than 90,000 procedures have been performed by over 3,500 surgeons in the United States and 38 other countries since we introduced iFuse in 2009.
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
While we will continue to selectively expand our sales force, we are also focused on increasing our sales managers capacity and driving sales force productivity by adding more clinical support specialists and implementing hybrid models, including selectively adding third-party sales agents for case coverage and by placing instrument trays and implants at selective sites of service. This expansion of our sales force is one aspect of increasing the overall number of procedures in a given period that we can support with products, which is what we call “surgical capacity.” Our surgical capacity is also limited by the volume of implant inventory and the number of instrument trays held ready for surgery, either at our headquarters facility, forward deployed with our sales force or placed at customer facilities. As we grow, and as adoption of our solutions continues to mature, our overall surgical capacity may become an important driver of the amount of revenue that we can generate.

As of September 30, 2023, our U.S. sales force consisted of 83 territory sales managers and 68 clinical support specialists directly employed by us and 160 third-party sales agents, compared to 85 territory sales managers and 72 clinical support specialists directly employed by us and 89 third-party sales agents as of September 30, 2022. As of September 30, 2023, our international sales force consisted of 13 sales representatives directly employed by us and a total of 30 third-party sales agents and resellers, compared to 18 sales representatives directly employed by us and a total of 30 third-party sales agents and resellers as of September 30, 2022.
With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ambulatory surgical centers, or ASCs, we continue to actively engage the ASCs to educate them on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons. As of September 30, 2023, over 20 percent of procedures for sacroiliac joint dysfunction using our products were performed at ASCs.
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
As of September 30, 2023 and 2022, in the U.S. more than 2,500 and 2,100 surgeons, respectively, have been trained on our solutions and have treated at least one patient. Outside the U.S., as of September 30, 2023 and 2022, more than 1,000 and 800 surgeons, respectively, have been trained on iFuse and have treated at least one patient. We will continue to pursue approximately 5,000 target surgeons in the U.S., as well as international surgeons to train and retrain in the future. Since launching our academic training program in August 2018, we have trained residents and fellows in over 220 academic programs in the U.S., resulting in the training of over 1,400 surgical residents and fellows.
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
We continue to invest in R&D initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During nine months ended September 30, 2023, we spent $10.9 million on R&D, equating to 11% of our revenue.

Enhance Employee Experience and Engagement
Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To attract, retain, and develop our talent, we seek to create a diverse and inclusive workplace with opportunities for our employees to thrive and advance in their careers. We support this with market-competitive compensation, comprehensive benefits, and health and wellness programs.
In addition to ensuring workforce diversity and equitable compensation for our employees, we maintain a strong focus on enhancing employee retention and job satisfaction. To achieve this, we have established a feedback mechanism to continually monitor and respond to employee sentiment. Using this feedback, we deploy strategies that enhance the skills of our people managers and improve internal communications with employees. Furthermore, we provide ongoing learning and leadership training opportunities to support professional growth.
In 2023 we conducted instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
We maintain a commitment to employee retention by leveraging insights from exit interviews and engagement surveys to continuously enhance the workplace experience.
Gain operational efficiency
To support our growing portfolio of solutions, we continue to evolve our business processes to identify, measure and improve operational efficiency. The information developed will allow us to optimize processes, increase sales force productivity and improve asset utilization.
We are focused on increasing our sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. As of September 30, 2023, our trailing twelve-month average revenue per territory in the U.S. was approximately $1.5 million.
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

Since March 2020, the impact of COVID-19 on our revenue has varied by period and region based on various factors, including stage of containment, resurgence of variants, success of regional vaccination campaigns, and associated government and hospital actions around elective procedures, and the direct and indirect impacts of economic and financial measures taken to mitigate the economic impacts of the pandemic.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of our implants and instrument sets. Cost of goods sold consists primarily of costs of the components of implants and instruments, instrument set depreciation, royalties, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase and from changes in our product mix.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$34,014	100%	$26,432	100%	$100,027	100%	$74,456	100%
Cost of goods sold	7,041	21%	4,168	16%	19,283	19%	10,616	14%
Gross profit	26,973	79%	22,264	84%	80,744	81%	63,840	86%
Operating expenses:
Sales and marketing	26,512	78%	25,669	97%	81,317	81%	80,117	108%
Research and development	3,919	12%	3,089	12%	10,866	11%	10,147	14%
General and administrative	7,711	23%	7,072	27%	22,986	23%	21,891	29%
Total operating expenses	38,142	113%	35,830	136%	115,169	115%	112,155	151%
Loss from operations	(11,169)	(34)%	(13,566)	(52)%	(34,425)	(34)%	(48,315)	(65)%
Interest and other income (expense), net:
Interest income	2,174	6%	346	1%	4,689	5%	555	1%
Interest expense	(884)	(3)%	(755)	(3)%	(2,573)	(3)%	(1,938)	(3)%
Other income (expense), net	(143)	—%	(183)	(1)%	(44)	—%	(383)	(1)%
Net loss	$(10,022)	(31)%	$(14,158)	(55)%	$(32,353)	(32)%	$(50,081)	(68)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$32,300	95%	$24,627	93%	$93,967	94%	$68,765	92%
International	1,714	5%	1,805	7%	6,060	6%	5,691	8%
	$34,014	100%	$26,432	100%	$100,027	100%	$74,456	100%

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$34,014	$26,432	$7,582	29%
Cost of goods sold	7,041	4,168	2,873	69%
Gross profit	$26,973	$22,264	$4,709	21%
Gross margin	79%	84%

Revenue. The increase in revenue for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is driven by $7.7 million increase in our U.S. revenue. The increase in revenue is due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $4.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, mainly driven by higher revenue. The gross margin was 79% for the three months ended September 30, 2023 as compared to 84% for the three months ended September 30, 2022. Gross margin decreased in the third quarter 2023 due to procedure and product mix given the higher total costs of iFuse-TORQ and iFuse Bedrock Granite implants including royalty, and the increase in depreciation costs to support the growth of the business.

Operating Expenses:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$26,512	$25,669	$843	3%
Research and development	3,919	3,089	830	27%
General and administrative	7,711	7,072	639	9%
Total operating expenses	$38,142	$35,830	$2,312	6%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to a $2.3 million increase in commissions, marketing activities and consulting fees driven by higher revenues, partially offset by a $1.4 million decrease in stock-based compensation, employee related costs and travel related costs driven by lower headcount within sales and marketing.
Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a $0.4 million increase in facilities and other related costs resulting from the research and development facility, a $0.2 million increase in consulting costs, and $0.2 million increase in employee related costs and stock-based compensation due to an increase in headcount within research and development.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a $0.3 million increase in employee related costs and stock-based compensation, a $0.2 million increase in the allowance for credit losses and a $0.1 million increase in accounting and audit fees primarily associated with Sarbanes-Oxley compliance requirements.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,174	$346	$1,828	528%
Interest expense	(884)	(755)	(129)	(17)%
Other income (expense), net	(143)	(183)	40	22%
Total interest and other expense, net	$1,147	$(592)	$1,739	294%
Interest Income. The increase in interest income for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was mainly due to higher interest earned, primarily as a result of higher interest rates and higher cash and investments balance resulting from the net proceeds received from the offering of our common stock in May 2023.
Interest Expense. The increase in interest expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to foreign currency fluctuations.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$100,027	$74,456	$25,571	34%
Cost of goods sold	19,283	10,616	8,667	82%
Gross profit	$80,744	$63,840	$16,904	26%
Gross margin	81%	86%

Revenue. The increase in revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 comprised a $25.2 increase in our U.S. revenue and an increase of $0.4 million in our international revenue. The increase in revenue is due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $16.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, mainly driven by higher revenue. The gross margin was 81% for the nine months ended September 30, 2023 as compared to 86% for the nine months ended September 30, 2022. Gross margin decreased due to procedure and product mix given the higher total costs of iFuse-TORQ and iFuse Bedrock Granite implants including royalty, and the increase in depreciation and freight costs to support the growth of the business.

Operating Expenses:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$81,317	$80,117	$1,200	1%
Research and development	10,866	10,147	719	7%
General and administrative	22,986	21,891	1,095	5%
Total operating expenses	$115,169	$112,155	$3,014	3%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a $5.0 million increase in commission and stock-based compensation driven by higher revenues, partially offset by a $3.8 million decrease in employee related costs, travel and training related costs driven by lower headcount within sales and marketing and timing of certain commercial activities.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $0.6 million increase in employee related costs, stock-based compensation and travel related costs due to an increase in headcount within research and development, and a $0.1 million increase in facilities and other related costs resulting from the research and development facility.
General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a $1.1 million increase in employee related costs and stock-based compensation driven by higher headcount within general and administrative.

	Nine Months Ended September 30, 2023
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$4,689	$555	$4,134	745%
Interest expense	(2,573)	(1,938)	(635)	(33)%
Other income (expense), net	(44)	(383)	339	89%
Total interest and other expense, net	$2,072	$(1,766)	$3,838	217%
Interest Income. The increase in interest income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was mainly due to higher interest earned, primarily as a result of higher interest rates and higher cash and investments balance resulting from the net proceeds received from the offering of our common stock in May 2023.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to foreign currency fluctuations.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and marketable securities of $166.8 million compared to $97.3 million as of December 31, 2022. We have financed our operations primarily through our public offerings and debt financing arrangements. As of September 30, 2023, we had $36.0 million in outstanding debt, compared to $35.2 million as of December 31, 2022.
As of September 30, 2023, we had an accumulated deficit of $389.5 million, compared to $357.1 million as of December 31, 2022. During the nine months ended September 30, 2023, we incurred a net loss of $32.4 million. During the years ended December 31, 2022 and 2021, we incurred a net loss of $61.3 million and $56.6 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
In May 2023, we received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the public offering of our common stock.

Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the economic impact of a potential pandemic and uncertainties affecting the economic and capital markets environment and the financial services industry pose risks and uncertainties in our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to, the following as a result of COVID-19 or otherwise: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument sets may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument sets required to support procedures nationwide.
Term Loan
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us and Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided an aggregate principal amount of $35.0 million to us (the “SVB Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amends our SVB Term Loan pursuant to which we had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a term loan (the “Term Loan”), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolver"). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens, solely in its discretion, upon our request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, we will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. We may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolver Maturity Date”). Borrowings under the Revolver are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolver will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolver Maturity Date, provided that when Revolver Advances are outstanding, in the event we do not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolver borrowings. We will pay a total commitment fee of $187,500 on account of the Revolver payable in installments, but fully earned at close. We will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolver prior to Revolver Maturity Date. No termination fee would be due if the Revolver is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolver as of September 30, 2023.
On March 10, 2023, we violated one of the terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of September 30, 2023, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to transfer certain cash management accounts back to First-Citizens. As of September 30, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver.

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
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on March 2, 2023. As of September 30, 2023, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$8,400	$28,320	$—
Interest obligations (2)	9,727	828	6,386	2,513	—
Operating lease obligations	3,503	393	2,555	555	—
Purchase obligations	401	401	—	—	—
Total	$50,351	$1,622	$17,341	$31,388	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 9.00% as of September 30, 2023.

This compared to $48.7 million of contractual obligations as of December 31, 2022.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(16,416)	$(34,880)	$18,464
Investing activities	(40,886)	(2,904)	(37,982)
Financing activities	90,091	1,504	88,587
Effects of exchange rate changes on cash and cash equivalents	(14)	(840)	826
Net increase (decrease) in cash and cash equivalents	$32,775	$(37,120)	$69,895
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 of $16.4 million resulted from cash outflows due to a net loss of $32.4 million, adjusted for $21.1 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $5.1 million. Net cash used in operating activities for the nine months ended September 30, 2022 of $34.9 million resulted from cash outflows due to a net loss of $50.1 million, adjusted for $20.6 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $5.4 million. The decrease in net loss, net of non-cash items for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2023 was primarily due to higher inventory due to the inventory build-up related to our implants, and lower account payables attributable to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2022 were primarily due to higher inventory due to the timing of inventory build-up related to our implants, higher accounts receivable due to timing of collections, partially offset primarily by higher accounts payable, and lower prepaid expenses and other assets attributable due to the normal course timing of expenses.

Cash Flows Used in Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2023 was $40.9 million compared to cash used in investing activities of $2.9 million in the nine months ended September 30, 2022. Net cash provided by investing activities for the nine months ended September 30, 2023 consisted of purchases of our marketable securities net of maturities of $34.2 million, and purchases of property and equipment of $6.7 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara. Net cash used in investing activities for the nine months ended September 30, 2022 consisted of purchases of property and equipment of $7.8 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara, partially offset by maturities of marketable securities, net of purchases of $4.9 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2023 was $90.1 million resulting from proceeds of $83.7 million from the issuance of common stock under our follow-on public offering, proceeds of $5.7 million from the issuance of common stock under our stock-based incentive compensation plans, and net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens. This compares to $1.5 million provided by financing activities in the nine months ended September 30, 2022, which consisted solely of proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
As of September 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended September 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Practice trends or other factors, including the presence of COVID-19, have caused and may continue to cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;
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
We have incurred net losses since our inception in 2008. For the nine months ended September 30, 2023, we had a net loss of $32.4 million. For the years ended December 31, 2022 and 2021, we had net losses of $61.3 million and $56.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $389.5 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows, and even if we are able to do so, our ability to do so has been delayed by COVID-19. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
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

As of September 30, 2023, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

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

The existence and further duration of COVID-19 may also further exacerbate certain of the risks described herein.

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

Practice trends or other factors, including the presence of COVID-19, have caused and may continue to cause procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.

We anticipate that more outpatient eligible procedures will be performed in ASCs as a cost control measure within the healthcare system. This shift accelerated during COVID-19, and we expect it to continue because ASCs are generally a more economically favorable site of service, and surgeons performing the procedures sometimes have ownership interests in the ASC. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to surgeons’ economic interest in ASCs, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. In addition, some surgeons may choose to use fewer implants due to their interest in the profitability of the ASC. An accelerated shift of procedures using our products to ASCs could adversely impact the average selling prices of our products and our revenues could suffer as a result.
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
As of September 30, 2023, our U.S. sales force consisted of 83 territory sales managers and 68 clinical support specialists directly employed by us, and 160 third-party sales agents. As of September 30, 2023, our international sales force consisted of 13 sales representatives directly employed by us and a total of 30 third-party sales agents and resellers, which together have had sales in 39 countries through September 30, 2023. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.
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

Inadequate funding for FDA and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the US government shut down several times and certain regulatory agencies, such as FDA, had to furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

If a prolonged government shutdown occurs, or if global health concerns or other political or world events prevent FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could also impact our ability to access the public markets and obtain capital to fund the growth of our operations.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of September 30, 2023, we owned 58 issued U.S. patents and had 31 pending U.S. patent applications, and we owned 18 issued foreign patents and had 21 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in December 2025. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
As of September 30, 2023, we have 20 registered trademarks in the U.S. We have sought protection for at least two of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.

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

Our Amended Loan Agreement with First-Citizens provides for a secured revolving credit facility, or Revolver, in an aggregate principal amount of up to $15.0 million. The Revolver matures on July 6, 2025. As of September 30, 2023, we had not drawn on this credit facility. On March 10, 2023, we violated one of the terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. Any future violation of any of the covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolver for loans and require the immediate repayment of any outstanding loans under the agreement. In addition, certain provisions in the these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces our ability to anticipate whether this source of capital will continue to be available in the near term. As of September 30, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such operating accounts are closed and the funds moved back to cash collateral accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolver. See “Note 7. Borrowings” to the “Notes to Condensed Consolidated Financial Statements” included in this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 23, 2023, we issued to one lender 22,603 shares of common stock pursuant to a cashless exercise of warrants to purchase 32,982 shares held by the lender. The issuance was made in reliance on Section 3(a)(9) of the Securities Act in that it was a cashless exercise for which no compensation was paid.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 7, 2023.

SI-BONE, Inc.

Date:	November 7, 2023	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 7, 2023	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)