Form 10-K
period 2023-12-31
SI-BONE, Inc.
filed 2024-02-27
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2024 was 41,064,511 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

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
•If hospitals, physicians, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline;
•If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse triangular implants and choose to reimburse for procedures performed with competitive products, our market share and average selling prices could decline, adversely affecting our revenues;
•We may not be able to convince physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications;
•Physicians and payors may not find the clinical evidence supporting our more recent products to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought;
•Pricing pressure from our competitors, changes in third-party coverage and reimbursement, healthcare provider consolidation, the presence of physician-owned distributorships, and payor consolidation may impact our ability to sell our product at prices necessary to support our current business strategies;
•Practice trends, market dynamics, or other factors, including the COVID-19 pandemic, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute;
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
•If clinical experience with our iFuse Bedrock technique, iFuse Bedrock Granite product, or iFuse-TORQ product does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite and/or iFuse-TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ and/or iFuse Bedrock Granite implants could be adversely impacted;
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
•We, our suppliers, and our third-party manufacturers are subject to extensive governmental regulation both in the United States. and abroad, and failure to comply with applicable requirements could cause our business to suffer;
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
•Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products/services, limit their use or adoption, and otherwise negatively affect our operating results and business.

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

•our ability to develop and commercialize additional revenue opportunities, including new indications for use and new products;
•our ability to retain and grow our sales team based on the demand for our products;
•our ability to identify, train, and retain physicians to perform procedures using our products;
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
•marketing clearances and authorization from the FDA and regulators in other jurisdictions and CE Certificates of Conformity from Notified Bodies;

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
•the impact of epidemics on our operations, financial results, liquidity, and capital resources, including the impact on our global supply chain, demand for and ability to obtain our products and procedures, and our ability to maintain a healthy workforce;
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

PART I
Item 1. Business.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched new titanium implant product lines, iFuse-3D in 2017, iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022. Within the United States, iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult spinal deformity and degeneration, and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of December 31, 2023, more than 95,000 procedures have been performed using our products by over 3,600 physicians in the United States and 38 other countries since we introduced iFuse in 2009.

In May 2023, we received a total of $83.7 million of net proceeds from the offering of 3,775,000 shares of our common stock, and the exercise of the underwriter's option to purchase an additional 566,250 shares of our common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by a selling stockholder, and we did not receive any proceeds from the sale by the selling stockholder.
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

In April 2019, we received clearance from the United States Food and Drug Administration, or FDA, to promote the use of our iFuse-3D implants for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint, which we call the Bedrock technique. We CE marked and began marketing iFuse for this indication and surgical technique in the European Union ("EU") in December 2019. In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular titanium iFuse implants to support our trauma initiative.

In February 2021, we launched iFuse-TORQ, a line of 3D-printed threaded implants designed for use in pelvic trauma, as well as applications in sacroiliac joint dysfunction and degeneration. Relative to competitive trauma products, iFuse-TORQ is roughly four times as strong in bending and requires 10 times the rotational force, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives physicians confidence in the strength of mechanical fixation that iFuse-TORQ provides, and that the technological advancements incorporated into iFuse-TORQ represent a significant improvement compared to conventional trauma screws. iFuse-TORQ has a larger surface area for bone in-growth and was specifically designed to allow for osteointegration, or incorporation of the bone in the implant's porous surface and structure. In 2022, the FDA provided clearance for an expanded indication for iFuse-TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique.

In May 2022, we launched our iFuse Bedrock Granite Implant System. The iFuse Bedrock Granite implant provides sacroiliac fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. The iFuse Bedrock Granite implant has a machined titanium core surrounded by a fusion sleeve that is additively manufactured. The fusion sleeve offers greater surface area for both microporous and macroporous surface features as well as self-harvesting cutting flutes. The fusion sleeve provides numerous means for biological fixation (bony on-growth, in-growth and through-growth). The robust neck and the set screw design also provide more strength and reliability to the iFuse Bedrock Granite implant. Based on the implant's ability to drive fusion and fixation, iFuse

Bedrock Granite is designated by the FDA as a breakthrough device. In August 2022, the Centers for Medicare and Medicaid Services, or CMS, issued a final decision for a New Technology Add-on Payment, or NTAP, of up to $9,828 for eligible cases using iFuse Bedrock Granite. The Breakthrough Device Designation and NTAP award were based on the FDA's recognition of iFuse Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies. The NTAP became effective October 1, 2022 and will be effective for a period of up to three years and is exclusive to iFuse Bedrock Granite. In December 2022, we received FDA clearance for promotion of the compatibility of iFuse Bedrock Granite with a broad class of commercially available rods.

In addition to our implants and instruments, we also provide enabling technologies that are cleared and compatible with Medtronic’s surgical navigation systems and Medtronic Mazor surgical robots. We also market decortication and graft delivery systems that allow surgeons to remove intra-articular cartilage and deliver flowable bone graft materials to the sacroiliac joint.
Market Opportunity
As a sacropelvic solutions company, our products have applications across sacroiliac joint dysfunction and degeneration, spinopelvic fixation, and pelvic fractures. We estimate that our total addressable market in the United States exceeds $3.0 billion.

Sacroiliac Joint Dysfunction and Degeneration

Over 30 million American adults are estimated to have chronic lower back pain. Studies indicate that 15% to 30% of patients with chronic low back pain may have symptoms originating with the sacroiliac joint. Our experience in both clinical trials and commercial settings indicates that at least 30% of these patients may be candidates for surgical treatment with our implants. Based on our market experience and internal estimates, and the assumption that the average person suffering from sacroiliac joint dysfunction has been in pain for five years, we estimate that the potential annual market opportunity for sacroiliac joint fusion in the United States could be approximately 279,000 patients for a potential market in the United States of approximately $2.4 billion per year.

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

Adult Deformity and Degeneration

To strengthen the base of spinal constructs, spine surgeons have been using longer and larger diameter pedicle screws in iliac and sacro-alar iliac trajectories. Third party data has shown that the use of pedicle screws to anchor to the pelvis has delivered sub-optimal patient outcomes resulting in revision surgeries. Acute set screw failure of sacro-alar iliac screws has been reported in approximately 5% of cases. Screw loosening within the sacrum/ilium is another common failure, occurring in 4-27% of cases and screw fracture has been reported in up to 20% of cases. Building on our experience with the Bedrock technique which we introduced in 2019, we introduced iFuse Bedrock Granite, a novel, patent-protected device designed for the specific demands of the sacro-pelvic anatomy at the end of spinal fusion constructs. We believe there are over 30,000 surgeries involving fixation of five or more spinal segments that involve fixation to the pelvis and an additional 100,000 surgeries involving two to four level spinal segment fixations to the sacrum, which we estimate to be an approximately $1.0 billion aggregate annual market opportunity.

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

Clinical Evidence
Our triangular iFuse implants are the only minimally invasive products for sacroiliac joint fusion commercially available in the United States that, to our knowledge, are supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility. The safety, effectiveness and cost-effectiveness of our triangular iFuse implants are supported by more than 125 publications and several large prospective clinical studies, including two randomized trials, two large prospective multicenter trials and one long-term follow-up study. Additional long-term independent studies have reported follow-up data as far out as six years.

Table 1. Summary of SI-BONE sponsored trials.

Study Name	Implant	Geography	Condition*	Design**	Sample Size	Follow-up period	Status
iMIA	iFuse	EU	SIJD	MRCT	103	2 years	Complete
INSITE	iFuse	USA	SIJD	MRCT	148	2 years	Complete
SIFI	iFuse	USA	SIJD	PMSA	172	2 years	Complete
LOIS	iFuse	USA	SIJD	PMSA	103	5 years	Complete
SALLY	iFuse-3D	USA	SIJD	PMSA	51	5 years	Ongoing
SILVIA	iFuse-3D	USA, EU & AUS	ASD	MRCT	220	2 years	Ongoing
SAFFRON	iFuse-TORQ	USA	FFP	MRCT	120	1 year	Enrolling
STACI	iFuse-TORQ	USA	SIJD	PMSA	110	2 years	Enrolling
*MRCT = multicenter randomized controlled trial; PMSA = prospective, multicenter single-arm
**SIJD = sacroiliac joint dysfunction; ASD = adult spine deformity; FFP = fragility fracture of the pelvis

Table 1 summarizes clinical trials sponsored by SI-BONE. 4 studies of iFuse Implant System (INSITE, iMIA, SIFI and LOIS) have been completed. INSITE and iMIA were prospective multicenter, randomized controlled trials conducted in the US and Europe, respectively. In both trials, patients with chronic sacroiliac joint pain were assigned at random to either immediate sacroiliac joint fusion using iFuse implants or individually tailored non-surgical management. In both studies, subjects assigned to sacroiliac joint fusion reported large improvements in pain, disability related to pain and quality of life. In contrast, in subjects assigned to non-surgical management, only small, clinically unimportant improvements in these parameters were observed.

In INSITE (Investigation of Sacroiliac Fusion Treatment), more than 90% of subjects participating in the non-surgical group decided to cross over to sacroiliac joint fusion surgery, indicating that non-surgical treatment provided ineffective relief of pain and disability related to pain. After crossover sacroiliac joint fusion surgery, these subjects reported improvements in pain, disability and quality of life nearly identical to those subjects originally assigned to sacroiliac joint fusion. At two years, patients undergoing sacroiliac joint fusion had sustained improvements in pain, disability and quality of life. Two-year results from INSITE were published in August 2016. Further, an embedded cost-effectiveness analysis within INSITE, published in December 2015, showed the procedure to be highly cost-effective for the treatment of chronic sacroiliac joint pain.

In iMIA (iFuse Implant System Minimally Invasive Arthrodesis), similar large differences were observed between subjects undergoing sacroiliac joint fusion vs. those undergoing non-surgical management. Similarly, subjects crossing over from non-surgical to surgical treatment showed marked improvements in all parameters assessed. Improvements in pain, disability and quality of life after sacroiliac joint fusion were sustained at two years. Two-year results were published in March 2019.

In SIFI (Sacroiliac Joint Fusion with iFuse Implant System), patients with chronic sacroiliac joint pain seen at 26 US centers underwent sacroiliac joint fusion using iFuse Implant System. Eligibility criteria were identical to those of INSITE and very similar to those of iMIA. Similar improvement in pain, disability and quality of life were observed throughout study follow-up. Two-year results were published in April 2016.

In INSITE, iMIA and SIFI, the rate of procedure-related adverse events was low.

In LOIS (Long term Outcomes of INSITE and SIFI), subjects participating in INSITE and SIFI were enrolled in a long-term follow-up study. Five-year results, published in April 2018, showed sustained improvements in pain, disability and quality of life as well as a high satisfaction rate at 5 years. Moreover, independent radiographic analysis showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of sacroiliac joint fusion (88% bridging bone) at five years. There were no reported adverse events related to the study device or procedure at five years.

Ongoing studies are as follows.

SALLY (Study of Bone Growth in the Sacroiliac Joint After Minimally Invasive Surgery with Titanium Implants) is a prospective, multicenter single-arm clinical study of the same patient population (i.e., sacroiliac joint dysfunction) who underwent sacroiliac joint fusion using iFuse-3D. The purpose of the study was to show that the 3D printed version of the device produces results similar to prior studies of iFuse. Two-year results, published in June 2021, showed similar improvements in pain, disability and quality of life compared to prior studies of iFuse as well as CT evidence of earlier fusion of the sacroiliac joint. The study also showed marked reduction in opioid use and improvement in objective functional tests. Five year follow-up is starting and expected to be completed in late 2024.

SILVIA (sacroiliac joint Stabilization in Long Fusion to the Pelvis: Randomized Controlled Trial) is an ongoing prospective randomized trial of iFuse-3D placement during multilevel spine fusion with fixation to the pelvis. The target patient population of this trial is patients undergoing multilevel spine fusion surgery primarily for degenerative scoliosis of the spine. All participants undergo pelvic fixation. At random, approximately 50% of participants are assigned to additional placement of iFuse-3D in the sacro-alar-iliac trajectory using the Bedrock technique. The primary endpoint of the study is the incidence of sacroiliac joint pain and/or distal junctional failures. The study aims to show that placement of iFuse-3D in the Bedrock configuration reduces the rate of these outcomes. Early study results, which focused on device placement feasibility and 90-day safety events, have been accepted for publication. They demonstrate the feasibility and safety of pelvic fixation utilizing a sacral-alar-iliac screw combined with iFuse-3D in the bedrock configuration. Additionally, the study reveals that sacroiliac joint pain is common among patients undergoing surgery for adult spine deformity, with a baseline prevalence of 16%. Enrollment in this trial was completed in 2022 and follow-up is ongoing. Long-term results are expected to be completed in 2025.

SAFFRON (Sacral Fracture Fusion/Fixation for Rapid Rehabilitation) is a prospective randomized controlled trial comparing pelvic fracture fixation and sacroiliac joint fusion using iFuse-TORQ with non-surgical management in patients with debilitating fragility fractures of the sacrum. We anticipate initial results to be available in late 2024.

STACI (iFuse-TORQ for the treatment of Sacroiliac Joint Dysfunction) is an ongoing prospective, multi-center, single-arm study. This study will enroll 110 subjects with diagnosed sacroiliac joint dysfunction at 15 U.S. sites. All patients undergo sacroiliac joint fusion using iFuse-TORQ and are followed for two years. The study’s eligibility criteria are similar to those of prior U.S. studies (INSITE, SIFI and SALLY). Like previous studies, STACI endpoints include improvement in pain, disability and quality of life. The study is currently enrolling and early study results are expected to be available in late 2024.

Other Published Clinical Studies
To date, several independent clinical studies have provided evidence to support the long-term safety and effectiveness of iFuse for sacroiliac joint fusion. These studies demonstrated pain reduction and/or ODI improvement that is statistically significant and clinically important and a safety file that was similar to that observed in prospective studies. One study showed marked reduction in opioid use after sacroiliac joint fusion compared to similar subjects who underwent non-surgical treatment, and in whom opioid use increased.

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
Substantially all U.S. payors reimburse for minimally invasive sacroiliac joint fusion when performed using a lateral transfixing device, and a significant number of U.S. payors have issued positive coverage policies exclusive to our patented design of triangular titanium implants for sacroiliac joint fusion because of the clinical evidence. We believe that the coverage and reimbursement for our lateral transfixing procedure under CPT Code 27279 is generally adequate given the time and complexity of our procedures.
In addition to CPT code 27279, which is typically used to code for the iFuse procedure, effective January 1, 2024, the AMA adopted a separate Category 1 CPT code 27278 to describe minimally invasive sacroiliac fusion when performed using an intra-articular implant, placed directly in the joint generally from a posterior approach. This technique, developed more recently, is more commonly used by interventional spine physicians.

Healthcare Professional Training and Education

Since our inception, we have made considerable investments in teaching healthcare professionals to accurately diagnose sacroiliac joint disorders. Our surgeon training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, and orthopedic trauma surgeons. Our medical affairs team works with leading spine surgeons to educate other orthopedic and neurosurgeons on the differential diagnosis of sacroiliac joint disorders and the use of our implants. Our non-surgeon physician training programs focus on interventionalists, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. We also work closely with medical specialty societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

We conduct many educational programs for the broader medical community including primary care physicians, pain management physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists and chiropractors. Our educational programs focus on helping healthcare professionals learn about the sacroiliac joint as a component of lower back pain, proper diagnosis of sacroiliac joint dysfunction, non-surgical treatment options and surgical treatment with our implants. In addition to these general educational programs, we provide continuing education programs focused on sacroiliac joint diagnosis and treatment. We can provide these programs in all 50 states and the District of Columbia.

In early 2020, we implemented a virtual education series for physicians and mid-level practitioners. In July 2020, we began using the SI-BONE SImulator; an innovative, fully portable surgery training simulator. The computer-based surgery training simulator provides quality haptics, or the realistic feel during the physician’s use of the implants and instruments, and the training is performed without need for an operating room or a fluoroscope. The simulator is used to train physicians to perform sacroiliac joint injections, sacroiliac joint fusions, as well as iFuse Bedrock technique using iFuse-3D and iFuse-TORQ, and procedures using iFuse Bedrock Granite. We currently have 25 simulators used worldwide. We utilize the simulators and our existing programs to train new physicians, increase the knowledge and proficiency of existing iFuse physicians and re-engage inactive physicians.

We are targeting over 12,000 U.S. physicians including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of December 31, 2023 and 2022, in the United States, more than 2,700 physicians and 2,200 physicians, respectively, have been trained on iFuse and have treated at least one patient using iFuse. Outside the United States, as of December 31, 2023 and 2022, more than 900 physicians and 800 physicians, respectively, have been trained on iFuse and have treated at least one patient using iFuse.

Sales and Marketing
We market and sell our implants primarily through a direct sales force and third-party sales agents. Our target customer base includes over 12,000 physicians who perform advanced spinal procedures.
Our direct sales organization in the United States covered eighteen sales regions as of December 31, 2023. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spine problems and pain management, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory representatives who cover cases. As of December 31, 2023, our U.S. sales force consisted of 82 territory sales managers and 69 clinical specialists directly employed by us, and 175 third-party sales agents. As of December 31, 2023, we had 28 employees working in our European operations across multiple countries. As of December 31, 2023, our international sales force consisted of 14 sales representatives directly employed by us and 31 third-party sales agents, which together had sales in 38 countries through December 31, 2023. We intend to continue to grow our specialized sales force to foster relationships with physicians and support revenue growth.
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

Research and Development

We remain focused on the development of products and techniques to help physicians improve the treatment of their patients and anticipate continuing to build products and pursue additional indications. Our development team, in consultation with physicians, has a pipeline of products in various stages to provide solutions that respond to the needs of our physician customers and their patients. We plan to seek regulatory clearances for additional indications as required. We anticipate that research and development expenses will continue to increase in the future.

Competition

We believe we are an industry leader in solving musculoskeletal disorders of the sacropelvic anatomy with our proprietary minimally invasive surgical implant systems. Over the past several years, other companies have subsequently recognized the multi-billion dollar addressable market opportunity and have entered the minimally invasive sacroiliac joint fusion market. We expect more competitors to enter into the market and an increased number of new product introductions by existing competitors. Some of our competitors are large, publicly traded companies that can dedicate far greater resources to the minimally invasive sacroiliac joint market than we can. These companies often have wide product offerings for spine and orthopedic surgery, which allow them to bundle products in order to win large hospital group contracts and can create a barrier to entry for us. For example, some of our competitors offer sacroiliac joint fusion products which integrate with their surgical navigation and robotics platforms, enabling navigation of their procedures or performance of aspects of these procedures by surgical robots. Some of these diversified companies also have much larger sales forces than ours, which allow them to reach more surgeons. Other competitors have entered the market with allograft bone implants marketed as human tissue products and intended for sacroiliac stabilization and/or fusion. Many of these competitors are smaller companies and target interventional pain and other physicians not trained as orthopedic and neurological surgeons for use of these products. We also expect there to be a continued push for non-surgical alternatives.

We believe that our largest competitors currently are Globus Medical, Inc. and Medtronic plc. However, these competitors sell screw-based products, which we believe lack the features, evidence and advantages of our implants. We also compete against non-hardware products, such as allograft bone implants. These allograft products comprise human cells or tissues and are generally regulated by the FDA differently from implantable medical devices made of metallic or other non-tissue based materials, unless these competitors' allograft products fail to meet the FDA's criteria for regulation as a human cell or tissue product.

Based on our commercial experience and market research, we believe our implants are currently used in the majority of minimally invasive surgical fusions of the sacroiliac joint in the United States. Our triangular titanium implant is differentiated from other screw-based technologies on the market. Our triangular iFuse is the only minimally invasive product for sacroiliac joint fusion commercially available in the United States that, to our knowledge, is supported by published clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. These benefits are supported by more than 125 published papers. We have received exclusive reimbursement coverage in the United States by certain payors based upon our differentiated product and quality of our evidence. We believe that we have the largest dedicated direct salesforce focused on spinopelvic solutions competing in our segment. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

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
•scientific (biomechanics) data; and
•pricing and reimbursement.
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2023, we had been issued 59 issued U.S. patents and had 34 pending U.S. patent applications, and we owned 18 issued foreign patents and had 22 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on the design of our first generation iFuse implant, including its triangular shape, expire in December 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our current U.S. patents on the triangular cutting tool used to place our implants expire in February 2034, and our current U.S. patents protecting the design of our iFuse Bedrock Granite implants expire in February 2039. Our foreign patents will expire between August 2025 and September 2035.
As of December 31, 2023, we have 20 registered trademarks in the United States and have filed for three more. We have sought protection for at least two of these trademarks in 61 countries including the 27 European member countries of the Madrid Protocol.
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
•investigational device exemptions to conduct premarket clinical trials, which include extensive monitoring, recordkeeping, and reporting requirements in compliance with good clinical practices (“GCP”) and with institutional review board (“IRB”) oversight;
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

The AATB has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. As of December 31, 2023, we are licensed or have permits for tissue banking in California and Maryland.

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
International Regulation of Our Products
Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in countries outside of the US.
In the European Economic Area (“EEA”) (comprised of the 27 EU Member States, plus Iceland, Lichtenstein and Norway), Regulation (EU) 2017/745 on Medical Devices, or the Medical Device Regulation (“MDR”) and its associated guidance documents and harmonized standards govern many aspects of the regulation of medical devices. This includes device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.

Medical devices must comply with the General Safety and Performance Requirements (“GSPRs”), set out in Annex I to the Medical Device Regulation. Compliance with these requirements is a prerequisite to affixing the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPRs provided in the Medical Device Regulation and obtain the right to affix the CE mark, medical devices manufacturers must conduct a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low-risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires review by a Notified Body. A Notified Body is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical device. Following a successful assessment process, the Notified Body issues a CE Certificate of Conformity. This Certificate and completion of the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the GSPRs must include the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use and that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device (e.g., product labeling and instructions for use) are supported by suitable evidence. This assessment must be based on clinical data, which can be obtained from (1) clinical investigations conducted on the devices being assessed, (2) scientific literature from similar devices whose equivalence with the assessed device can be demonstrated or (3) both clinical investigations and scientific literature. Moreover, after a device is placed on the market, it remains subject to significant regulatory requirements that must commonly be fulfilled by the manufacturer or on their behalf.

The Medical Device Regulation includes a number of transitional provisions. Manufacturers of medical devices may only benefit from the transitional provisions if certain conditions are fulfilled.

The advertising and promotion of medical devices in the EEA is subject to the national laws of the individual EEA countries. Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries govern the advertisement and promotion of medical devices. The national legislation of individual EEA countries may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.

Moreover, outside the United States, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of EEA countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct.

In the UK, medical devices are governed by the Medical Device Regulations (UK MDR) 2002, as amended. In light of the fact that the CE Marking process discussed above is set out in EU law, which no longer applies in the United Kingdom, the United Kingdom has devised a new route to market culminating in a UKCA Mark to replace the CE Mark. The UK Government has established transitional provision to recognize the acceptance of CE marked medical devices on the Great Britain market.

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
In June 2022, we received an additional 510(k) clearance from the FDA to extend the use of iFuse-TORQ to include fragility fractures. This clearance opens a new population that can benefit from sacroiliac joint fusion and fracture fixation using iFuse-TORQ.
In September 2022, we received 510(k) clearance from the FDA for use of iFuse-TORQ using the Bedrock technique. This clearance allows us to promote the use of a threaded implant (iFuse-TORQ) in a trajectory that is familiar to surgeons through a previous clearance for the same use for iFuse-3D. In the United States, the iFuse TORQ Implant System is indicated for sacroiliac joint fusion for:
•Sacroiliac joint dysfunction including sacroiliac joint disruption and degenerative sacroiliitis.
•Augmenting immobilization and stabilization of the sacroiliac joint in skeletally mature patients undergoing sacropelvic fixation as part of a lumbar or thoracolumbar fusion.

The iFuse TORQ Implant System is also indicated for fracture fixation of the pelvis, including acute, non-acute and non-traumatic fractures.

In May 2022, we received 510(k) clearance from the FDA for iFuse Bedrock Granite. This implant combines benefits of a pelvic fixation screw with attachment to posterior rods of pedicle screw systems and simultaneous fusion of the sacroiliac joint related to the device’s porous surface. This device previously received breakthrough device designation from the FDA in November 2021. The combination of breakthrough designation and FDA clearance allowed us to obtain a new technology add-on payment (NTAP) from CMS. NTAP provides an additional payment to hospitals for eligible cases that use iFuse Bedrock Granite.

In June 2023, we received 510(k) clearance from the FDA for iFuse-TORQ placement in the posterolateral or lateral oblique trajectory. The most recent FDA 510(k) premarket clearance was received in January 2024 for the iFuse Bedrock Granite® Implant System in a smaller (9.5 mm) diameter with both an expanded indication in pediatric patients, and an expanded application that includes use in the S1 trajectory.

In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In November 2010, we obtained a CE Certificate of Conformity from our Notified Body (DEKRA) and affixed a CE mark to our iFuse Implant System in accordance with the MDD to allow commercialization of our triangular iFuse implants in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion, including use in high and low energy fractures of the pelvic ring. Since 2010, we have renewed our Certificates, added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in the EEA. We plan to continue to work with our Notified Body to update our Technical Files and incorporate updates to our products in the EEA in accordance with applicable legislative requirements.
In 2021, a UK Responsible Person was appointed and we registered the iFuse Implant System with the Medicines and Healthcare products regulatory agency. We rely on our CE marks to continue to place our devices on the market in Great Britain until the requirement to obtain a UK Conformity Assessed (UKCA) mark applies to our devices.
As of May 26, 2021, the European Union no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. However, Switzerland continues to recognize marked medical devices CE marked in accordance with the relevant EU legislation. As a result, we rely on our CE mark to continue to place our devices on the market in Switzerland.. Manufacturers based outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, we have appointed an authorized representative in Switzerland and continue to work to meet Swiss requirements for the import of medical devices.
In 2022, we began the effort of obtaining approval for iFuse and iFuse-3D under EU MDR. As of December 2023, our quality system received MDR approval under ISO 13485:2016. We are awaiting issuance of our MDR Certificates of Conformity for the iFuse-3D implants.
We maintain approval for iFuse in regions beyond the United States and the EEA, including Australia, New Zealand, and Israel.
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
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers and patients; state and foreign laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign beneficiary inducement laws, and state and foreign laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
If we or our employees are found to have violated any of the above laws we may be subject to significant administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, and equivalents foreign penalties, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and damage to our reputation. For a more detailed description of the federal and state health care fraud and abuse laws, see the risk factor “We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to healthcare provider kickbacks and false claims for reimbursement, and other applicable federal and state healthcare laws, as well as equivalent foreign laws, and failure to comply could negatively affect our business” in the Risks Related to Our Legal and Regulatory Environment section of Item 1A of this Annual Report on Form 10-K.
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
Data Privacy and Security Laws

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. Several states within the United States have enacted or proposed data privacy laws. For example, California passed the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA expanded the CCPA by giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as the Health Insurance Portability and Accountability Act, and its implementing regulations, as amended by Health Information Technology for Economic and Clinical Health Act enacted under the American Recovery and Reinvestment Act 2009 (collectively, “HIPAA”), in the United States.
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

Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. To mitigate supply risk, we use a rolling twelve month forecast and take into consideration production lead times to maintain adequate levels of inventory for our iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite implants. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the United States.
Our supplier for iFuse-3D and iFuse-TORQ is rms Company ("RMS"). We entered into an exclusive Manufacture and Supply Agreement with RMS in February 2024 (the "Manufacture and Supply Agreement") which supersedes and replaces our prior Manufacturing, Quality and Supply Agreement with RMS. Pursuant to the Manufacture and Supply Agreement, RMS manufactures certain of our implants in accordance with our specifications. The agreement provides us with the right to quality alternative sources from whom we may purchase products in the event of a supply failure by RMS. The prices we pay for products are fixed under the agreement through 2026. The agreement has a three-year initial term and automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement. RMS is currently our only supplier of iFuse-3D and iFuse-TORQ implants.
Our iFuse Bedrock Granite implant is manufactured and assembled by third-party suppliers, including RMS.
We believe that our manufacturing operations, and those of our suppliers, comply with regulations mandated by the FDA and the EU. Manufacturing facilities that produce medical devices or component parts intended for distribution world-wide are subject to regulation and periodic planned and unannounced inspection by the FDA and other domestic and foreign regulatory authorities as well as Notified Bodies.

In the United States, products we sell are required to be manufactured in compliance with the FDA's Quality System Regulation, codified at 21 CFR Part 820, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. In international markets, we are required to comply with similar requirements. Our status in FDA’s Establishment Registration and Device Listing is active and we also maintain the Medical Device Manufacturing License issued by the State of California’s Department of Public Health Food and Drug Branch. In the EEA, we are required to comply with Quality Management System (“QMS”) requirements established in EU medical device legislation. To demonstrate compliance with these requirements, we obtain and maintain ISO13485:2016 Quality Management System certification for our locations in Santa Clara, California, and Gallarate Italy, issued by DEKRA Certification, B.V.

We obtain and maintain appropriate CE Certificates of Conformity delivered by our Notified Body, DEKRA, for any medical devices we placed on the EU market in accordance with applicable EU medical device legislation.

We are required to demonstrate continuing compliance with applicable requirements to maintain these certifications and CE Certificates of Conformity and will continue to be periodically inspected by international regulatory authorities for certification purposes. Further, we and certain of our suppliers are required to comply with all applicable regulations and current good manufacturing practices. As set forth above, these FDA and EU regulatory requirements cover, among other things, the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of our products. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections. If we or our manufacturers fail to adhere to current good manufacturing practice requirements, this could delay production of our products and lead to fines, difficulties in obtaining or renewing regulatory approvals or CE Certificates of Conformity, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
In 2023, we conducted instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
We maintain a commitment to employee retention by leveraging insights from exit interviews and engagement surveys to continuously enhance the workplace experience.

As of December 31, 2023, we had 344 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2023, we had a direct field sales organization of 151 in the United States and 14 in Europe. During 2023, our voluntary attrition rate was approximately 10%.

Diversity and Inclusion

To realize our mission and vision, we are committed to actively fostering workforce diversity and an environment of cultural inclusion throughout the company. We maintain a Diversity and Inclusion Plan which is overseen by our Nominating and Corporate Governance Committee. Our program goal is to promote diversity, inclusion, equal employment opportunities, and a work environment free of harassment and hostility. Accordingly, we track and report annually to the Board of Directors the gender, ethnicity, disability, and protected veteran status among our U.S. workforce.

We aim to maintain a mix of backgrounds, skills, and experiences in our board composition to understand and reflect the needs of our diverse stakeholders. Currently, four of our nine board members are women and two of our board members self-identify as Asian American.

Workplace Health and Safety

The health and safety of our employees is a priority in which we have always invested and intend to continue to do. Following the pandemic, we have implemented health and safety measures that include maximizing personal workspaces, providing personal protective equipment and holding on-site vaccinations events.

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

We also regularly evaluate our workforce and plan to address key skill and leadership gaps through a talent management process. In 2022, we implemented a new career development program which includes a formalized framework that reflects how an employee can advance their career within the company. This provides many benefits including clarity, structure, and direction for employees and managers for career advancement and their future at SI-BONE which increases employee motivation, engagement, and retention.

We have a robust annual performance review process for reviewing employees’ performance and compensation. To support our managers, we train them on conducting effective performance reviews and making compensation recommendations, which take into consideration external and internal benchmarks and performance.

Employee Engagement

We believe that building connections between our employees, their families, and our communities creates a more meaningful and fulfilling workplace. Through our engagement programs, our employees can pursue their interests and connect to volunteering and giving opportunities. On an ongoing basis we sponsor philanthropic and volunteer events in which our employees can participate. During 2023, we organized employee cash donations to food banks to support the neediest individuals in San Francisco Bay Area communities.

We encourage you to review our ESG Shareholder Letter in the Governance Documents of the Corporate Governance section of our Investor website for more detailed information regarding our human capital programs and initiatives. Nothing on our website, including our ESG Shareholder Letter, shall be deemed part of or incorporated by reference into this Annual Report.

Company History

SI-BONE was founded in 2008 by the principal inventor of the iFuse triangle, orthopedist Mark A. Reiley, M.D., our current Chairman of the Board, Jeffrey W. Dunn, and orthopedic surgeon Leonard Rudolf, M.D.
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
We have incurred net losses since our inception in 2008. For the years ended December 31, 2023 and 2022, we had net losses of $43.3 million and $61.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $400.4 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to build our commercial infrastructure, develop, enhance, and commercialize our existing and new products. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our physician base, the expansion of our sales force, investment in implants and instruments, the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by companies in the medical device and technology sectors. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
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
If hospitals, physicians, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, physicians, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. When a procedure using our implants is performed, both the physicians and the healthcare facility, either a hospital or ambulatory surgical center, submit claims for reimbursement to the healthcare payor. We may be unable to sell our products on a profitable basis if third-party payors deny coverage, or if reimbursement levels are insufficient to support use of our products by healthcare facilities or to compensate physicians for their time spent diagnosing patients and performing procedures using our products. Even if favorable coverage and reimbursement status is attained for procedures using our implants, less favorable coverage policies and reimbursement rates may be implemented in the future.
While all Medicare Administrative Contractors are regularly reimbursing for minimally invasive sacroiliac joint fusion utilizing laterally placed transfixing devices, a small number of private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure.
The American Medical Association (AMA) develops and maintains Current Procedural Terminology (“CPT”) codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. CPT codes are divided into three categories: Category I codes represent existing services or procedures that are widely used. Category II codes are supplemental tracking codes, and Category III codes are temporary codes that represent new technologies, services, and procedures. A Category III code does not have a payment rate established and reimbursement is at the payor’s discretion.
CPT Code 27279, which describes minimally invasive surgical fusion of the sacroiliac joint performed with our laterally placed transfixing iFuse implants, is a Category I CPT code. This CPT code has been clarified to describe procedures in which implants pass through the ilium, go across the sacroiliac joint, and into the sacrum (transfixation). As the number of products and surgical procedures to address sacroiliac joint dysfunction has expanded and diversified, certain medical societies requested that the AMA create additional codes representing some of these newer, and different procedures utilizing non-transfixing technologies. Effective January 1, 2024, the AMA CPT Editorial panel adopted an additional Category I code, CPT Code 27278, to describe procedures using intra-articular, non-transfixing implants, including bone allograft products and/or metal plugs. Effective January 1, 2024, the Medicare physician fee reimbursement for minimally invasive fusion with our laterally placed transfixing iFuse implants, described as CPT Code 27279, is $791; and for our intra-articular non-transfixing iFuse implants, described as CPT 27278, the Medicare physician fee is $459 when performed in the facility setting, and $11,934 when performed in the physician office (e.g., office-based lab) setting. Minimally invasive sacroiliac fusion performed with a transfixing device is not eligible for the office-based lab site-of-service and there is therefore no corresponding value for office-based reimbursement for CPT Code 27279.

Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. We believe that some physicians may continue to view the Medicare and commercial reimbursement amounts as insufficient for the lateral procedure described by CPT Code 27279, given the work effort involved with the procedure, including the time to diagnose the patient and obtain prior authorization from the patient’s health insurer if necessary. We believe that some private payors apply their own coverage policies and criteria inconsistently, and physicians may not be able to consistently have minimally invasive sacroiliac fusion procedures utilizing laterally placed transfixing devices approved and covered. The perception by physicians performing the lateral procedure described by CPT Code 27279 that the reimbursement for minimally invasive sacroiliac joint fusion is insufficient to compensate them for the work required, including diagnosis, documentation, obtaining payor approval for the procedure, and burden on their office staff, may negatively affect the number of procedures performed and may therefore adversely affect our revenues. If the levels of reimbursement for, and consistency of coverage associated with, procedures performed with our medical devices under CPT Code 27279 decreases as a result of or in connection with these coding changes, it could make the procedures in which our implants are used less attractive to healthcare professionals, decreasing the number of devices we are able to sell and adversely affecting our business, results of operations and financial condition.
Medicare Administrative Contractors have not yet fully evaluated the evidence for CPT 27278 procedures and may engage in reviews of the evidence and coverage advisory activities which may lead to revising or adding Local Coverage Determinations and Coverage Articles, which may limit or qualify their coverage of them. Private payors evaluating these procedures may decide not to cover them until more evidence is developed. We do not yet have sufficient experience with the new reimbursement rates for CPT Code 27278 to determine if physicians will judge the reimbursement rates for that procedure to be sufficient and the impact this will have on demand for the products used in these procedures.
Future action by the Centers for Medicare and Medicaid Services (“CMS”) or third-party payors may reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products. Volatility in the payment rates that physicians and hospitals receive from CMS may have a material impact on their willingness to perform procedures including our products, as well as place additional pressure on pricing of our implants.
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
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. Further, CMS budget neutrality requirements may impose cuts to the Medicare physician fee schedule, which may be mitigated by acts of Congress or other changes to regulations. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by 2%, which, due to subsequent legislative amendments, will stay in effect through 2032. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.
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

If healthcare payors reverse decisions to cover minimally invasive sacroiliac joint fusion exclusively when performed with iFuse triangular implants and choose to reimburse for procedures performed with competitive products, our market share and average selling prices could decline, adversely affecting our revenues.

As of December 31, 2023, a significant number of the largest U.S. payors that we track and target have issued positive coverage policies covering the patented design of our triangular iFuse implants and excluding coverage of other products that are intended to fuse the sacroiliac joint because of the clinical evidence supporting the use of triangular titanium implants and the lack of clinical evidence supporting the use of other products. We believe that payors have adopted these exclusive coverage decisions due to the strength of our clinical evidence and in part due to recommendations of specialty benefit managers and healthcare technology assessment organizations. Clinical trials of the type and size necessary to offer evidence of the safety and efficacy of competing products could be performed and could show that other products for sacroiliac joint fusion are as effective as, or more effective than, our triangular iFuse implants. Payors could also abandon their decisions to cover triangular implants exclusively for other reasons.

Healthcare payors which have adopted sacroiliac joint fusion coverage policies exclusive to titanium triangular implants could reverse the exclusive nature of their policies and allow physicians to use other types of products when performing sacroiliac fusion procedures. Some payor have removed such exclusivity in the past and others could do so in the future. For example, AIM, a clinical evidence evaluation organization which influences Anthem, among other payors, promulgated such a policy, effective September 11, 2022, that is no longer exclusive to titanium triangles. If healthcare payors covering a significant number of covered lives reverse their policies of covering minimally invasive sacroiliac joint fusion exclusively when performed with triangular titanium implants, the average selling price of our triangular iFuse implants could decline and their sales could decline or fail to grow. If physicians choose to substitute our triangular iFuse implants with competitors' products, this could adversely affect our business, results of operations and financial condition.

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

Natural disasters and man-made business disruptions such as war and terrorism could seriously harm our future revenue and financial condition and increase our costs and expenses.
We operate our business in regions subject to natural and man-made disasters or business interruptions. Our corporate headquarters are located in Santa Clara, California, a region which has experienced and will continue to experience earthquakes, fires, power shortages, telecommunications failures, water shortages, floods, shifting climate patterns, and extreme weather conditions. We also rely on third-party manufacturers to produce our products and on third-party logistics companies to transport our products. A major earthquake, fire, tornado, blizzard or other disaster (such as a flood, storm, drought or terrorist attack) could significantly disrupt our operations, ranging from production and shipping delays to lost revenue and increased costs. The occurrence of any of these natural or man-made disasters or other business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Additionally, if our facilities or any of our customers' facilities are negatively impacted by a disaster, procedures using our products could be delayed or canceled. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts or brownouts, which could disrupt the operations of our affected facilities and harm our business. Further, concerns about terrorism, the effects of a terrorist attack, or political turmoil could have a negative effect on our operations, those of our suppliers and customers, and the ability to travel, which could harm our business, financial condition, and results of operations.
We may not be able to convince physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications.
Physicians, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. For us to sell our products successfully, we must demonstrate to physicians through education and training that treatment with iFuse is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in demonstrating the merits of our products to physicians, their use of our products may decline, adversely affecting our revenues and profitability.
Historically, many physicians did not include an evaluation of the sacroiliac joint in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with sacroiliac joint dysfunction. We believe that educating physicians and other healthcare professionals about the clinical merits and patient benefits of iFuse is an important element of building our business. If we fail to effectively educate physicians and other medical professionals, they may not include a sacroiliac joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary surgical procedures or only non-surgical treatment.
Physicians may also hesitate to change their medical treatment practices for other reasons, including the following:
•lack of experience with minimally invasive procedures;
•perceived liability risks generally associated with the use of our products and procedures;
•costs associated with the purchase of our products; and
• time commitment that may be required for training.
Furthermore, we believe physicians will not widely use our products unless they determine, based on experience, clinical data, and published peer-reviewed publications, that our products offer an attractive alternative to non-surgical treatments of sacroiliac joint dysfunction. In addition, we believe support for our products relies heavily on long-term data showing their benefits. If we are unable to provide that data, physicians may not use our products. In such circumstances, we may not achieve expected sales and may be unable to achieve profitability.
We believe that training is particularly important in instances of newly launched products or the introduction of a product into a new market. If physicians are not properly trained, they may misuse our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity, or lawsuits against us. In addition, a failure to educate the medical community regarding our products may impair our ability to achieve market acceptance of our products.
Patients with sacroiliac joint dysfunction are cared for by a variety of health care providers, including spine surgeons and pain physicians and other interventionalist spine physicians, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. These interventionalists often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint, and implantation of neurostimulation devices, allografts, fusion devices and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of our iFuse products, with the intent of either having them adopt and perform our procedures or refer their patients with sacroiliac joint dysfunction to physicians who have been trained to perform our procedures. Providers who have not been educated on or adopted our procedures may prefer to continue to treat these patients with other interventions they offer because of physician preference or their view that these interventions are superior.
Effective January 1, 2024, the AMA CPT Editorial Panel introduced a new permanent Category 1 CPT Code, 27278, to describe minimally invasive sacroiliac fusion achieved with placement of an intra-articular implant, typically from a posterior approach, and without the use of a transfixing device. While we offer products that can be used in procedures described by both CPT Codes 27278 and 27279, historically our primary focus has been on products used in procedures described by CPT Code 27279. If more physicians elect to offer, or more patients elect to undergo, procedures described by CPT Code 27278, or if we are unable to demonstrate to physicians the comparative benefits of our products, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
Physicians and payors may not find the clinical evidence supporting our more recent products to be compelling, which could limit our sales and revenue, and on-going and future research may prove our products to be less safe and effective than currently thought.
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), or are exempt from premarket review. Those marketed in the EEA have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the U.S. Food and Drug Administration (“FDA”) requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a premarket approval (“PMA”), and does not usually require pre-clinical or clinical studies. As a result, iFuse-TORQ and iFuse Bedrock Granite have been launched prior to gathering substantial prospective clinical trial evidence, and our post-market clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, physicians may be slow to adopt our products, third-party payors may be slow to provide coverage, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with our products does not improve patient outcomes. Such results would slow the adoption of our products by physicians, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability.
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
Practice trends, market dynamics, or other factors, including the COVID-19 pandemic, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers, or ASCs, where pressure on the prices of our products is generally more acute.
We anticipate that more outpatient eligible procedures will be performed in ASCs to control costs and expand patient access to medical procedures. This shift accelerated during the COVID-19 pandemic, and we expect it to continue because ASCs are generally a more economically favorable site of service, and physicians performing the procedures sometimes have ownership interests in the ASC. Because ASC facility fee reimbursement is typically less than facility fee reimbursement for hospitals and due to physicians’ economic interest in ASCs, we typically experience more pressure on the pricing of our products by ASCs than by hospitals, and the average price for which we sell our products to ASCs is less than the average prices we charge to hospitals. In addition, some physicians may choose to use fewer implants due to their interest in the profitability of the ASC. An accelerated shift of procedures using our products to ASCs could adversely impact the average selling prices of our products and our revenues could suffer as a result.
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
In the United States, we believe that our primary competitors marketing implantable devices currently are Globus Medical, Inc. and Medtronic plc. Our primary competitors in Europe are Globus Medical, Inc. and SIGNUS Medizintechnik GmbH. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the EEA, more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.
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
In addition, a number of companies selling allograft implants for use by a variety of physicians have collectively become a much larger presence in our market. If customers view allograft implants and our titanium implants as interchangeable, we risk increased pricing pressure on our products. It is unclear how the Category I Code 27278 effective January 1, 2024, will impact the market for these products and procedures.
As a result, without the timely introduction of new products and enhancements, our products may become obsolete over time. If we are unable to develop innovative new products, maintain competitive pricing, and offer products that surgeons and other physicians perceive to be as reliable as those of our competitors, our market share or product margins could decrease, thereby harming our business.

We are highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition
Substantially all of our revenue comes from the sale of iFuse, iFuse-3D, iFuse-TORQ, and iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of iFuse and we will continue to be dependent on the success of this single product family for some time. There can be no assurance that iFuse will maintain a substantial degree of market acceptance among physicians, patients or healthcare providers. Our failure to successfully grow the market for iFuse and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
If clinical experience with our iFuse Bedrock technique, iFuse Bedrock Granite product, or iFuse-TORQ product does not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite and/or iFuse-TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse-TORQ and/or iFuse Bedrock Granite implants could be adversely impacted.

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

In February 2021, we launched iFuse-TORQ, a line of 3D-printed threaded implants designed for use in pelvic trauma, as well as applications in sacroiliac joint dysfunction and degeneration. In 2022, the FDA provided clearance for an expanded indication for iFuse-TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique. Clinical experience with iFuse-TORQ is limited and we have yet to complete a clinical trial to evaluate the use of iFuse-TORQ in patients with sacral fragility or insufficiency fractures. Physicians do not yet know if pelvic fracture fixation and sacroiliac joint fusion using iFuse-TORQ is superior to nonsurgical management in this class of patients. If physicians' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales.
As of December 31, 2023, our U.S. sales force consisted of 82 territory sales managers and 69 clinical support specialists directly employed by us and 175 third-party sales agents. As of December 31, 2023, our international sales force consisted of 14 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, which together have had sales in 38 countries through December 31, 2023. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.
As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and third-party sales agents and resellers with significant technical knowledge in various areas, such as spine and pelvic health and treatment. New hires require training and take time to achieve full productivity. If we fail to train new hires adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as may be necessary to maintain or increase our sales. If a direct sales representative or third-party sales agent or reseller departs and is retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. The launch of new products or entrance into new markets could distract our sales representatives from existing customers and markets and redirect resources from existing to novel markets. Furthermore, any such change affects our ability to hire, contract with and retain members of our direct sales force and third-party sales agents and resellers. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified third-party sales agents and resellers or to hire additional direct sales representatives to work with us. Furthermore, we may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or third-party sales agents and resellers would prevent us from expanding our business and generating sales. If our direct sales representatives or third-party sales agents fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease.
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

Our business is highly reliant on a base of skilled employees, including those serving in engineering, information technology, operational, strategic marketing and sales functions. Many of these employees have developed specialized skills which are valuable within the medical device and life sciences industry, and, in some cases, in a broader variety of industries. Competition for skilled employees remains significant. If we experience turnover among our employees at a higher rate than expected, managing our labor force could become difficult and more costly, adversely impacting our results of operation. Sustained pressure in these labor markets could also cause prevailing wages to rise, which could adversely impact our business, results of operation and financial condition.
If use of our products results in adverse events, this may require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
Unforeseen adverse events related to our products could arise either during clinical development or, if cleared, approved, or subject to CE Certificate of Conformity and CE marked, after the product has been marketed. In clinical research, the most common adverse event related to our implant was leg pain resulting from misplacement. The most common adverse event for our implant procedure has been minor wound infections. Additional adverse effects from iFuse or any of our other products could arise either during clinical development or, if approved, cleared, or subject to CE Certificate of Conformity and CE marked, after the product has been marketed.
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
• our Notified Body may suspend, amend, or withdraw our CE Certificate of Conformity or refuse or delay any ongoing applications relating to the issuance or renewal of CE Certificates of Conformity;
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

iFuse Bone is an implantable bone product manufactured from sterilized recovered cadaveric bone tissue. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. These reports could have a negative effect on sales of iFuse Bone.
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
•    supply chain disruptions, including those caused by material and labor supply shortages and prolonged inflation;
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
We generally use a small number of suppliers for our instruments and currently rely on RMS for iFuse-3D and iFuse-TORQ implants and Orchid for iFuse implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
•    third-party contract manufacturers or suppliers may fail to comply with regulatory requirements or make errors in manufacturing that could negatively affect the safety or effectiveness of our products or cause delays in shipments of our products;
•    third-party contract manufacturers or suppliers may fail to maintain good manufacturing practices, leading to quality control problems or regulatory findings that could cause disruptions in their manufacturing processes and affect the safety or effectiveness of our products or cause or lead to delays in shipments of our products;
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
We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, other foreign regulatory authorities, or applicable QMS requirements and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to delays in obtaining clearances approvals or CE Certificates of Conformity, regulatory action including warning letters, product recalls, termination of distribution, operating restrictions, interruption of production, delays in the introduction of products into the market, product seizures, civil, administrative, or criminal penalties and the suspension, variation, or withdrawal of our CE Certificates of Conformity. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
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
In order to increase our market share in the sacroiliac joint fusion and related markets, we must enhance and broaden our product offerings in response to customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain domestic and international regulatory clearances or approvals, or CE Certificates of Conformity for, or market new products, and our future products might not be accepted by the physicians or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
•    properly identify and anticipate physician and patient needs;
•    develop and introduce new products or product enhancements in a timely manner;
•    create sufficient product differentiation to expand overall market share and minimize cannibalization of existing product markets;
•    obtain and maintain adequate coverage from third-party payors for new products or procedures;
•mitigate downward pricing pressure on new and existing products;
•    adequately protect our intellectual property and avoid infringing upon the intellectual property rights of third parties;
•    demonstrate the safety and effectiveness of new products; and
•    provide sufficient infrastructure needed for product commercialization.

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
As a result of the need to maintain adequate levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components in a variety of sizes so that the implant or device may be chosen for size based on the patient’s needs. In order to market our products effectively, we often maintain and provide physicians and hospitals with back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In addition, as we introduce new implants and instruments with the same intended uses as existing products, the older products may fall out of favor with our customers, causing them to become obsolete. In addition, market demand for our new products may be less than expected, resulting in excess inventory from the supply purchased for launch. For example, in the quarter ending December 31, 2023 we took a $1.7 million in reserves for excess inventory related to the "lag" configuration of our iFuse-TORQ product, reflecting its below-expected market demand. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.
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
We are not aware of an independent third-party study that reliably reports the potential market size for invasive sacroiliac fusion performed using a lateral approach or cost savings as a result of the procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
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
We are a large accelerated filer and may no longer provide scaled disclosures as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, which will increase our costs and demands on management.
We are a large accelerated filer and beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we may no longer provide scaled disclosure as a “smaller reporting company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
As a smaller reporting company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, as a non-accelerated filer and smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (“Section 404”). However, we may no longer avail ourselves of this exemption as a large accelerated filer, which will increase our expenses and require a significant amount of management time.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the market price of our common shares.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.
We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. We are also required to obtain an independent assessment of the effectiveness of our internal controls which could detect problems that our management’s assessment might not. Going forward, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements, investors may lose confidence in our reported financial information, which could cause the market price of our common shares to decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation.
Risks Related to Our Legal and Regulatory Environment
We, our suppliers, and our third-party manufacturers are subject to extensive governmental regulation both in the United States. and abroad, and failure to comply with applicable requirements could cause our business to suffer.
The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory authorities. The FDA and other U.S. and foreign regulatory authorities regulate, among other things, with respect to medical devices:
•    design, development, and manufacturing;
•    testing, labeling, content, and language of instructions for use and storage;
•    clinical trials;
•    product safety;
•    marketing, sales, and distribution;
•    premarket clearance and approval;
•    conformity assessment procedures and the issue of related CE Certificates of Conformity;
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

Before we can market or sell a new regulated medical device or make a significant modification to an existing product in the United States, with limited exceptions, we must obtain either clearance under Section 510(k) of the FDCA for Class II devices or approval of a PMA application from the FDA for a Class III device.
If the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we expect, our product introductions or modifications could be delayed or canceled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy, and uncertain PMA process. Although we do not currently market any devices under PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. In addition, if the FDA disagrees with our determination that a product we currently market is subject to an exemption from premarket review, the FDA may require us to submit a 510(k) or PMA in order to continue marketing the product. Further, even with respect to those future products where a PMA is not required, we cannot assure investors that we will be able to obtain the 510(k) clearances with respect to those products. If current or future products that we seek to commercialize are determined to require a PMA or De Novo 510(k) clearance, FDA may require evidence from clinical trials conducted under an investigational device exemption (“IDE”). Trials conducted under an IDE and a PMA or De Novo 510(k) submission to the FDA can be lengthy and costly processes, which could delay and add to the cost of commercializing our products, which could adversely affect our financial results.
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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies. These studies can be very expensive and time consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for a product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States
In the EU, the Medical Device Regulation became applicable on May 26, 2021, repealing and replacing the MDD. The Medical Device Regulation establishes transitional provisions. However, the changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined QMS assessment procedures and additional requirements for the QMS, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation.
The FDA and other regulatory authorities, including foreign authorities, have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could dissuade some physicians from using our products and adversely affect our reputation and the perceived safety and effectiveness of our products.
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
Adverse action by an applicable regulatory authority, our Notified Body or the FDA could result in inability to produce our products in a cost-effective and timely manner, or at all, decreased sales, higher prices, lower margins, additional unplanned costs or actions, damage to our reputation, and could have material adverse effect on our reputation, business, results of operations, and financial condition.
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
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our third-party sales agents and resellers’ relationships with physicians, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in "Item 1. Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws”.
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
We have entered into consulting agreements and royalty agreements with physicians and healthcare executives, including some who are customers. We also engage in co-marketing arrangements with certain physicians who use our products. In addition, prior to our IPO, a small number of our current customer surgeons acquired from us less than 1.0% of our current outstanding common stock, which they either purchased in an arm’s length transaction on terms identical to those offered to others or received from us as fair market value consideration for consulting services performed. While all of these transactions were structured to comply with applicable laws, including the federal Anti-Kickback Statute, state anti-kickback laws and other applicable laws, it is possible that regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to significant penalties and criminal, civil and administrative liability. We would be materially and adversely affected if regulatory agencies interpret our financial relationships with physicians who order our products to be in violation of applicable laws and we were unable to comply with such laws, which could subject us to, among other things, monetary penalties for non-compliance, the cost of which could be substantial.
Various state and federal regulatory and enforcement agencies, and foreign equivalents, continue actively to investigate violations of health care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. To enforce compliance with the federal laws, the U.S. Department of Justice has continued its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. In addition, most of these laws apply to not only the actions taken by us, but also actions taken by our distributors and other third party agents, and healthcare providers with whom we interact. We have limited control over the business practices of our distributors and agents, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations, and financial condition. Additionally, if a healthcare company settles an investigation with the Department of Justice or other law enforcement agencies, it may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
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
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers; and other adverse business consequences.
In the ordinary course of our business, we collect and process personal data and other sensitive information. We process data of our employees, consultants, certain individuals who may be affiliated with our customers, including physician users of our products and, in the context of clinical investigations, patients. The personal data may include sensitive personal data including health information. We collect this kind of information for several purposes, such as billing, reimbursement support, marketing purposes, post-marketing safety vigilance, servicing potential warranty claims and during the course of clinical trials. We are subject to various federal, state and foreign laws that protect the confidentiality of certain sensitive information including patient health information, such as patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the United States and regulations in the European Union (“EU”), which are described in detail in "Item 1. Business - Data Privacy and Security Laws.”
Many U.S. states have enacted laws regulating the collection, use and disclosure of personal data and requiring that companies implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals, governmental entities and/or credit reporting agencies of certain security breaches affecting personal data. These laws are not consistent, and increase our compliance costs and potential liability in the event of a data breach.
In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA includes exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal data we collect about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. The GDPR is directly applicable in each EU Member State. This should, in principle, result in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and to disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR will be significant — the greater of € 20 million or 4% of global turnover. The GDPR provides that EU Member States may introduce further conditions, including limitations, to the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Each EU Member State may also adopt additional related legislation and guidance in its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
We depend on a number of third parties in relation to the provision of our services, a number of which process personal data on our behalf. With each such provider we enter into contractual arrangements to ensure that they only process personal data according to our instructions and applicable laws, and that they have sufficient technical and organizational security measures in place to fulfil their related obligations. These third party service providers may breach their contractual or legal obligations, which could negatively effect our business and/or our reputation.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We have in the past, and could be in the future, subject to data breaches. Our failure (or perceived failure) to comply with applicable data privacy and security obligations, or to protect such data, could result in significant consequences to us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm our operations, financial performance, and business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Evolving and changing definitions of personal data, within the European Union, the United States, and elsewhere, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Moreover, if the relevant laws and regulations change, or are interpreted and applied in a manner that is inconsistent with our data practices or the operation of our products, or if we expand into new regions and are required to comply with new requirements, we may need to expend resources in order to change our business operations, data practices, or the manner in which our products operate. Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products.
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
For any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity, the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product will be subject to continued regulatory review, oversight and periodic inspections by the FDA, our Notified Body and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations (“QSR”) and EU QMS requirements applicable to medical devices for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity.

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
•    refusing or delaying our requests for 510(k) clearance or premarket approval and applications for or conduct of conformity assessments of new products or modified products;
•    limitations on the intended uses for which the product may be marketed;
•    operating restrictions;
•    withdrawing 510(k) clearances or PMA approvals that have already been granted;
•    suspension, variation or withdrawal of CE Certificates of Conformity;
•    refusal to grant export approval for our products; and
•    criminal prosecution.
In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QSR or QMS, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace, or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation, or withdrawal of regulatory approvals or CE Certificates of Conformity, product seizures, injunctions, or the imposition of civil, administrative, or criminal penalties which would adversely affect our business, operating results, and prospects.
Our employees, independent contractors, consultants, manufacturers, and third-party sales agents and resellers may engage in misconduct or other improper activities, relating to regulatory standards and requirements.
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers,and third-party sales agents and resellers may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates applicable laws and regulations, such as FDA reporting requirements, manufacturing standards, federal, state and foreign healthcare laws and regulations, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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

We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA and our Notified Body. However, if the FDA or an equivalent foreign regulatory authority determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials, require us to stop promoting our products for those specific procedures until we obtain FDA or foreign regulatory authority clearance or approval for them, or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fines, and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government fund. In that event, our reputation could be damaged and adoption of the products would be impaired. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory authority could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention, result in substantial damage awards against us and harm our reputation.
We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA and comparable foreign regulatory authorities, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In the EEA, we must report serious incidents, field safety corrective actions and trend reports through the EUDAMED module on vigilance and post-market surveillance. However, EUDAMED is not yet fully functional and the related module on vigilance and post-market surveillance is not available yet. Until the entire EUDAMED system is fully functional, serious incidents and field safety corrective actions must be reported to the national competent authorities through national systems.
If we fail to report these events to the FDA or comparable foreign regulatory authorities within the required timeframes, or at all, FDA, or the competent foreign regulatory authority could take enforcement action against us. Any such adverse event involving our products or repeated product malfunctions may result in voluntary or involuntary corrective actions, such as recalls or customer notifications, or action by competent regulatory authorities, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner, and have an adverse effect on our reputation, results of operations, and financial condition.
Any adverse event involving our products, whether in the United States or abroad could result in future voluntary corrective actions, such as recalls, including corrections, or customer notifications, or action by competent regulatory authorities, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
A recall of our products, either voluntarily or at the direction of the FDA or another regulatory authority, including foreign regulatory authorities, or the discovery of serious safety issues or malfunctions with our products, can result in voluntary corrective actions or regulatory enforcement actions, which could have a significant adverse impact on us.
The FDA and similar foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture or in the event that a product poses an unacceptable risk to health. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found.
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
In the EEA, we must inform the Notified Body that carried out the conformity assessment of the medical devices we market or sell in the EEA of any planned significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. The Notified Body will then assess the changes and determine whether additional audits or actions are required prior to their implementation. Obtaining variation of existing CE Certificates of Conformity or a new CE Certificate of Conformity can be a time-consuming process, and delays in obtaining required future clearances, certifications or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth. Moreover, any substantial changes that take place in the coming years may impact the continuing validity of our CE Certificates of Conformity that were issued on the basis of the Medical Device Directive.
There is no guarantee that the FDA will grant 510(k) clearance or premarket approval of our future products or that our Notified Body will issue the required CE Certificate of Conformity, and failure to obtain necessary clearances or approvals for our future products would adversely affect our business prospects.
We are in the process of developing our regulatory strategies for obtaining clearance approval or CE Certificates of Conformity for future products. Some of them may require 510(k) clearance by the FDA or a new CE Certificate of Conformity by a Notified Body. Other future products may require premarket approval. In addition, some of our new products may require clinical trials or significant clinical evidence to support regulatory approval and we may not successfully complete these clinical trials. Obtaining regulatory clearances or approvals and CE Certificates of Conformity can be a time-consuming process, and delays in obtaining required future regulatory clearances or approvals, and CE Certificates of Conformity would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would adversely affect our business prospects. The FDA may not approve or clear these products or our Notified Body may not issue CE Certificate of Conformity for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products and our Notified Body may refuse to issue new CE Certificates of Conformity. Failure to receive clearance, approval, or CE Certificates of Conformity for our new products would have an adverse effect on our ability to expand our business.
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
Another example can be found in the EEA. The Medical Device Regulation entered into application on May 26, 2021, and introduced substantial changes to the obligations with which medical device manufacturers must comply in the EEA. Examples of the changes introduced by the Medical Device Regulations include the following:
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
Transition of our products from the regulatory framework of the MDD to the regulatory framework of the Medical Devices Regulation has required and will continue to require a substantial transition effort by us. In the EU, Notified Bodies must be officially designated by a Competent Authority of an EEA country. While several Notified Bodies have been designated, the currently designated Notified Bodies are facing a large amount of requests for (re)certification under the MDR and as a consequence, review times have lengthened. Furthermore, failure to update our quality system and regulatory documentation could delay our compliance with the Medical Devices Regulation and delay or prevent us from obtaining new CE Certificates of Conformity issued in accordance with the Medical Device Regulation. Transition to the Medical Devices Regulation could result in disruption to our business in the EEA which could adversely affect our business, results of operation and financial condition.

In addition, any changes to the membership of the European Union, such as the departure of the United Kingdom from the EU, may impact the regulatory requirements for the impacted countries and impair our business operations and our ability to market products in such countries. For example, the exit of the UK from the EU, commonly referred to as “Brexit” could lead to regulatory divergence between the EU and the UK. On May 26, 2021, the Medical Device Regulation became applicable in the EU. However, the Medical Device Regulation is not applicable in the UK. In the UK, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The UK government plans to introduce new legislation governing medical devices with an aim for core aspects of the future regime for medical devices to apply from July 1, 2025. New legislation has been proposed and is also anticipated for adoption in 2024 to bring into force strengthened post-market surveillance requirements ahead of the wider future regulatory regime. These post-market surveillance requirements are expected to apply from mid-2024. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Moreover, in the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical device will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies and providing the basis for cooperation at EU level for joint clinical assessments in these areas. If the conclusions of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status. If we are unable to obtain or maintain favorable pricing and reimbursement status in EU Member States for our medical devices or medical devices that we may successfully develop and for which we may obtain certification, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
Inadequate funding for the FDA and other government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, or comparable scenarios with foreign regulatory authorities, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

If a prolonged government shutdown occurs, or if global health concerns or other political or world events prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could also impact our ability to access the public markets and obtain capital to fund the growth of our operations. Similar considerations and concerns apply to foreign regulatory authorities.
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

In addition, procurement of certain human organs and tissue for transplantation is subject to the National Organ Transplant Act ("NOTA"), which prohibits the transfer of certain human organs, including skin and related tissue, for valuable consideration, but permits the reasonable payment for costs associated with the removal, transportation, implantation, processing, preservation, quality control, and storage of human tissue and skin. We reimburse tissue banks for their expenses associated with the recovery, storage, and transportation of donated human tissue they provide to use for processing. We include in our pricing structure amounts paid to tissue banks to reimburse them for their expenses associated with the recovery and transportation of the tissue, in addition to certain costs associated with processing, preservation, quality control, and storage of the tissue, marketing and medical education expenses, and costs associated with development of tissue processing technologies. NOTA payment allowances may be interpreted to limit the amount of costs and expenses we can recover in our pricing for our products, thereby reducing our future revenue and profitability. If we were to be found to have violated NOTA's prohibition on the sale or transfer of human tissue for valuable consideration, we would potentially be subject to criminal enforcement sanctions, which could materially and adversely affect our results of operations.
Risks Related to Our Intellectual Property
If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2023, we owned 59 issued U.S. patents and had 34 pending U.S. patent applications, and we owned 18 issued foreign patents and had 22 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in December 2025. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
    As of December 31, 2023, we have 20 registered trademarks in the United States and have filed for three more. We have sought protection for at least two of these trademarks in 61 countries including the 27 European member countries of the Madrid Protocol.
We have applied for patent protection relating to certain existing and proposed products and processes. While we generally apply for patents in those countries where we intend to make, have made, use, or sell our products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. Furthermore, we cannot assure investors that any of our patent applications will be approved. The rights granted to us under our patents, including prospective rights sought in our pending patent applications, may not be meaningful or provide us with any commercial advantage. In addition, those rights could be opposed, contested, or circumvented by our competitors or be declared invalid or unenforceable in judicial or administrative proceedings. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer the same or similar products or technologies. Competitors may be able to design around our patents or develop products that provide outcomes that are comparable to ours without infringing on our intellectual property rights. Due to differences between foreign and U.S. patent laws, our patented intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Since most of our issued patents are for the United States only, we lack a corresponding scope of patent protection in other countries. In countries where we do not have significant patent protection, we may not be able to stop a competitor from marketing products in such countries that are the same as or similar to our products.
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
We may be subject to damages resulting from claims that we, our employees, or our third-party sales agents or resellers have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.
Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors, in some cases until recently. Some of our third-party sales agents or resellers sell, or in the past have sold, products of our competitors. We may be subject to claims that we, our employees, or our third-party sales agents or resellers have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of these former employers or competitors. In addition, we have been and may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Even if we are successful in defending against these claims, litigation could result in substantial costs, divert the attention of management from our core business and harm our reputation. If our defense to those claims fails, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. There can be no assurance that this type of litigation will not occur, and any future litigation or the threat thereof may adversely affect our ability to hire additional direct sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations, and financial condition.
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
As of December 31, 2023, we had net operating loss (“NOL”) carryforwards of $331.6 million and $259.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2030 and 2023, respectively, subject to the recent California franchise tax law change affecting California state NOLs mentioned below. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.
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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank ("SVB"), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC"), as receiver.

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

Our loan and security agreement contains covenants that may restrict our business and financing activities.

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

The Amended Loan Agreement is secured by substantially all our assets other than our intellectual property, which intellectual property is subject to a negative pledge under the terms of the Amended Loan Agreement. The Amended Loan Agreement includes affirmative and negative covenants applicable to us and certain of our foreign subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging our intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions.

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

Our Amended Loan Agreement with First-Citizens provides for a secured revolving credit facility (the “Revolving Line”), in an aggregate principal amount of up to $15.0 million. The Revolving Line matures on July 6, 2025. As of December 31, 2023, we had not drawn on this credit facility. On March 10, 2023, we violated certain terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. Any future violation of any of the covenants, as amended, could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line for loans and require the immediate repayment of any outstanding loans under the agreement. In addition, certain provisions in the these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces our ability to anticipate whether this source of capital will continue to be available in the near term. As of December 31, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until certain such customer payments to third party operating accounts are re-directed to the cash collateral accounts with First-Citizens, and certain account balances are moved back to cash collateral accounts and other accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolving Line. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report.

Additionally, in the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Amended Loan Agreement terminates on December 1, 2027, and if we cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity

Risk management and strategy

We recognize the importance of protecting our critical information technology (“IT”) systems and data from material risks from cybersecurity threats. Risk management for cybersecurity threats is integrated into our overall enterprise risk management system. We consider cybersecurity risks alongside other business risks. Our risk management framework includes risk assessments, internal controls, and systems monitoring mechanisms. We have established processes designed to assess, identify, and manage material risks from cybersecurity threats to our IT systems and critical data, including intellectual property, confidential information, and personal data (“Information Systems and Data”). Third parties also play a role in our cybersecurity efforts. We engage third-party services to assist us from time to time to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on practices to address new challenges. We conduct audits and evaluations of our IT infrastructure, network architecture, and software applications to help us identify vulnerabilities, potential entry points, and areas for improvement. We perform assessments considering principles from the National Institute of Standards and Technology Cybersecurity Framework and by using an external third-party security assessor from time to time.

Depending on the environment, we employ strategies and practices designed to protect and mitigate cybersecurity material risks to our Information Systems and Data, including but not limited to:
•Utilizing third-party tools to monitor threats and cybersecurity vulnerabilities, reduce risk, and enhance governance, risk, and compliance management.
•Engaging a managed cybersecurity service provider to monitor and assess cybersecurity threats, serve as a point of contact for incident notification, and collaborate with our in-house IT team.
•Maintaining security policies, procedures, and standards considering evolving threats and industry standards.
•Engaging external subject matter experts and advisors to inform us of current cyber practices, policies, and programs.
•Conducting tabletop exercises focused on scenarios such as ransomware, disaster recovery, and business continuity.
•Providing mandatory annual security and privacy awareness training to all employees who have access to company email and connected devices.
•Conducting phishing simulations and cyber hygiene training sessions to educate employees and promote responsible cybersecurity practices.
•Maintaining an incident response plan and conducting tabletop exercises.

We have established an incident response team, which is led by our IT, legal, and compliance leaders and is comprised of stakeholders from various departments in the Company. A designated member from our IT team is responsible for conducting incident assessments, determining severity levels, informing relevant stakeholder, such as the incident response team and senior management, and maintaining documentation of the remediation activity.

In the event of a security incident, our incident response processes are designed to escalate certain cybersecurity incidents to senior leadership, the audit committee and the board of directors, as deemed appropriate.

Governance

Our audit committee is responsible for overseeing our cybersecurity risk management processes, including regarding cybersecurity threats. Our CFO, Anshul Maheshwari, and Senior Vice President of Operations & Technology, Jeff Bertolini, provide briefings to our audit committee on the effectiveness and progress of our cybersecurity risk management program on regular basis. Mr. Bertolini has completed the Chief Technology Officer program at the Wharton School of the University of Pennsylvania and has over 30 years of experience leading all aspects of operations and IT. Our board of directors receives regular reports from our audit committee chair regarding our cyber risk management programs, potential cybersecurity risks, efforts to mitigate such risks, and the audit committee’s oversight of these activities.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Item 1A. “Risk Factors”, including “If we experience significant disruptions in our information technology systems, our business, results of operations, and financial condition could be adversely affected".
Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet, and the lease for this space expires in May 2025. Our headquarters houses our product development, marketing, finance, education, and administration functions. We also lease research and development and warehouse space in another building in Santa Clara, California under a lease that will expire in October 2026, and office spaces in Gallarate, Italy which expires in August 2027 to accommodate our European sales and marketing team. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space.

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
Holders of Record
As of February 20, 2024, we had 132 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched new titanium implant product lines, iFuse-3D in 2017, iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022. Within the United States, our iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult deformity and degeneration, and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of December 31, 2023, more than 95,000 procedures have been performed by over 3,600 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate and commercial progress is impacted by, among other things, our key performance indicators, including our ability to expand access to solutions, increase physician penetration, launch new products, address human capital needs and gain operational efficiencies.

Expand Access to Solutions
As we expand our portfolio, the experience, caliber, and strong clinician relationships of our sales force, including our network of third-party sales agents, will be crucial to drive adoption of our future products and procedures. Since our initial public offering in 2018, we have made significant investments in our commercial infrastructure to build a valuable sales team to expand the market, drive physician engagement and deliver revenue growth.
While we will continue to selectively expand our sales force, we are also focused on increasing our sales managers' capacity and driving sales force productivity by adding more clinical support specialists and implementing hybrid models, including selectively adding third-party sales agents for case coverage, and by placing instrument trays and implants at select sites of service. This expansion of our sales force is one aspect of increasing the overall number of procedures in a given period that we can support with products, which is what we call “surgical capacity.” Our surgical capacity is also limited by the volume of implant inventory and the number of instrument trays held ready for surgery, either at our headquarters facility, forward deployed with our sales force or placed at customer facilities. As we grow, and as adoption of our solutions continues to mature, our overall surgical capacity may become an important driver of the amount of revenue that we can generate.
As of December 31, 2023, our U.S. sales force consisted of 82 territory sales managers and 69 clinical support specialists directly employed by us and 175 third-party sales agents, compared to 88 territory sales managers and 73 clinical support specialists directly employed by us and 105 third-party sales agent as of December 31, 2022. As of December 31, 2023, our international sales force consisted of 14 sales representatives directly employed by us and 31 third-party sales agents and resellers, compared to 18 sales representatives directly employed by us and 30 third-party sales agents and resellers as of December 31, 2022.

As of December 31, 2023, over 20 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers, or ASCs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
We have been making targeted investments in digital marketing initiatives to drive patient awareness, to empower and educate patients as they manage their sacroiliac joint dysfunction and associated pain. These marketing programs are targeted at patients in chronic, severe sacroiliac joint pain who have been in conservative care for an extended period of time. We are focused on connecting patients with physicians in their area who perform minimally invasive sacroiliac joint procedures through our Find-a-Doctor website tool. Through a variety of channels, including search, social and display, we have deployed a number of campaigns and are continually optimizing to maximize patient awareness and to connect patients with physicians. Our data-driven approach enables us to focus our investment on the most cost-effective programs.
Physician Engagement
Engaging and educating physician and other healthcare professionals about the clinical merits and patient benefits of our solutions will be important to grow physician adoption. Our medical affairs team works closely with our sales team to increase physician engagement and activation. Physician activity includes both the number of physicians performing our procedures as well as the number of procedures performed per physician. In addition to training new physicians, we have several initiatives to re-engage inactive physicians.
We utilize a combination of hands-on cadaveric and dry-lab training, as well as SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator - for training purposes, and optimize our programs to improve adoption rate, time to first case and ultimately physician productivity.
We are targeting over 12,000 U.S. physicians including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of December 31, 2023 and 2022, in the United States more than 2,700 physicians and 2,200 physicians, respectively, have been trained on iFuse and have treated at least one patient. Outside the United States, as of December 31, 2023 and 2022, more than 900 and 800 physicians, respectively, have been trained on iFuse and have treated at least one patient. Since launching our academic training program in August 2018, we have trained residents and fellows in over 240 academic programs in the United States, resulting in the training of approximately 1,600 surgical residents and fellows.
Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite, we believe that the value of our innovative, versatile, and complementary product portfolio provides physicians with a comprehensive set of alternatives, and positions us as the top choice for physicians for sacropelvic solutions. We also offer an allograft bone implant for physicians who believe that this kind of implant can be important to obtaining stabilization and /or fusion.
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi-center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing multi-segmental, or long-construct, spinal fusion. We anticipate the results for the primary endpoint in 2025. In September 2022 we enrolled the first of the targeted 120 patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse-TORQ device vs. non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We anticipate results to be available in late 2024. We are working with a select group of physicians on STACI, a prospective study on the use of iFuse-TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide post-market information on the safety and effectiveness of minimally invasive sacroiliac joint fusion procedures performed with iFuse-TORQ.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. In 2023, we spent $15.0 million on research and development, equating to 11% of our 2023 revenue.

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
In 2023, we conducted instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
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
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. Our average revenue per territory sales manager has increased to approximately $1.6 million in fiscal year 2023, from $1.2 million in fiscal year 2022.
We have made significant investments in instrument trays used to perform surgeries. Our goal is to deploy instrument trays to the market where the demand exists to increase our asset utilization rates over time and use capital more effectively by having our instrument trays used in more surgeries in any given time period. Given supply chain disruptions impacting the industry, we are working closely with our suppliers to reduce lead time for our implants to ensure we can support our expanding physician footprint and over time build the resilience in our supply chain to reduce our cash investment in inventory. Additionally, we are partnering with our suppliers around design for manufacturing, specifically for newer products, to reduce the overall cost of the implants as we scale, and reduce waste and rework. Lastly, we are integrating our demand planning and manufacturing systems, to ensure we leverage actual usage trends as we build surgical capacity to support our growth.

Components of Results of Operations
Revenue

Our revenue from sales of implants fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, product launches, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals, ASCs and OBLs. Further, revenue results can differ based upon the mix of business between U.S. and international sales mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.

Our business is affected by seasonal variations. For instance, we have historically experienced lower sales in the summer months and higher sales in the last quarter of the fiscal year as patients have more time in the winter months to have the procedure completed or want to take advantage of their annual limits on deductibles, co-payments and other out-of-pocket payments specified in their insurance plans. However, taken as a whole, seasonality does not have a material impact on our financial results from year to year.
Cost of Goods Sold, Gross Profit, and Gross Margin
We utilize third-party manufacturers for production of our implants and instrument trays. Cost of goods sold consists primarily of costs of the components of implants and instruments, instrument tray depreciation, royalties, scrap and inventory obsolescence, as well as distribution-related expenses such as logistics and shipping costs. Our cost of goods sold has historically increased as case levels increase and from changes in our product mix.
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
Sales and Marketing Expenses

Sales and marketing expenses primarily consist of salaries, stock-based compensation expense, and other compensation related costs, for personnel employed in sales, marketing, medical affairs, reimbursement and professional education departments. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, as well as certain commission guarantees paid to our senior sales management, territory sales managers, clinical support specialists and third-party sales agents.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the consolidated financial statements:

	Year ended December 31, 2023		Year ended December 31, 2022
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$138,886	100%	$106,409	100%
Cost of goods sold	29,466	21%	15,705	15%
Gross profit	109,420	79%	90,704	85%
Operating expenses:
Sales and marketing	110,254	79%	107,726	101%
Research and development	15,028	11%	13,627	13%
General and administrative	31,069	22%	28,960	27%
Total operating expenses	156,351	113%	150,313	141%
Loss from operations	(46,931)	(34)%	(59,609)	(56)%
Interest and other income (expense), net:
Interest income	6,916	5%	1,304	1%
Interest expense	(3,462)	(2)%	(2,819)	(3)%
Other income (expense), net	141	—%	(132)	—%
Net loss	$(43,336)	(31)%	$(61,256)	(58)%
We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year ended December 31, 2023		Year ended December 31, 2022
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$130,621	94%	$98,751	93%
International	8,265	6%	7,658	7%
	$138,886	100%	$106,409	100%

Comparison of the years ended December 31, 2023 and 2022
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands except for percentages)
Revenue	$138,886	$106,409	$32,477	31%
Cost of goods sold	29,466	15,705	13,761	88%
Gross profit	$109,420	$90,704	$18,716	21%
Gross margin	79%	85%

Revenue. The increase in revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 comprised a $31.9 million increase in our U.S. revenue and an increase of $0.6 million in our international revenue. The increase in revenue is due to the increase in case volumes, driven by a seasoned and growing base of active physicians and an expanded product portfolio.

Gross Profit and Gross Margin. Gross profit increased $18.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 driven by higher revenue. Gross margin was 79% for the year ended December 31, 2023 compared to 85% in the prior year. Gross margin decreased due to procedure and product mix given the higher total costs of iFuse-TORQ and iFuse Bedrock Granite implants including royalties, the increase in inventory reserve expense and the increase in depreciation costs to support the growth of the business.
Operating Expenses:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$110,254	$107,726	$2,528	2%
Research and development	15,028	13,627	1,401	10%
General and administrative	31,069	28,960	2,109	7%
Total operating expenses	$156,351	$150,313	$6,038	4%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a $6.1 million increase in commissions driven by higher revenues, partially offset by a $3.6 million decrease in employee related costs and travel related costs driven by lower headcount within sales and marketing as well as timing of certain commercial activities.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a $0.9 million increase in employee related costs and stock-based compensation due to higher compensation, a $0.4 million increase in consulting costs and travel related costs driven by more projects in development, and a $0.1 million increase in facilities and other related costs resulting from the research and development facility.
General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a $1.6 million increase in employee related costs and stock-based compensation, a $0.6 million increase in the allowance for credit losses and a $0.3 million increase in accounting and audit fees primarily associated with Sarbanes-Oxley compliance requirements, partially offset by a $0.4 million decrease in consulting costs.
Interest and Other Income (Expense), Net:

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(in thousands, except for percentages)
Interest income	$6,916	$1,304	$5,612	430%
Interest expense	(3,462)	(2,819)	(643)	(23)%
Other income (expense), net	141	(132)	273	207%
Total interest and other income (expense), net	$3,595	$(1,647)	$5,242	318%
Interest Income. The increase in interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates earned on higher cash and investment balances.
Interest Expense. The increase in interest expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. Other income (expense), net changed from expense to income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to foreign currency fluctuations.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and marketable securities of $166.0 million compared to $97.3 million as of December 31, 2022. We have financed our operations primarily through our public offerings and debt financing arrangements. As of December 31, 2023 and 2022 we had $36.1 million and $35.2 million outstanding debt, respectively.
As of December 31, 2023, we had an accumulated deficit of $400.4 million. During the years ended December 31, 2023 and 2022, we incurred a net loss of $43.3 million and $61.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
In May 2023, we received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the public offering of our common stock.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months and beyond. However, the financial impact of a potential economic downturn or capital market disruptions pose risks and uncertainties in our future available capital resources. We may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument trays may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument trays required to support procedures nationwide.
Term Loan
Our outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Effective Date”), entered into by us and Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to us (the “Original Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amends our Original Term Loan pursuant to which we had a term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a new term loan (the “Term Loan”), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line"). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens, solely in its discretion, upon our request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, we will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. We may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolving Line Maturity Date”). Borrowings under the Revolving Line are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolving Line will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolving Line Maturity Date, provided that when Revolving Line Advances are outstanding, in the event we do not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolving Line borrowings. We will pay a total commitment fee of $187,500 on account of the Revolving Line payable in installments, but fully earned at close. We will also be required to pay a fee of $150,000 if we terminate the Amended Loan Agreement or the Revolving Line prior to Revolving Line Maturity Date, or if First-Citizens terminates the Loan Agreement or the Revolving Line following an event of default. No termination fee would be due if the Revolving Line is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolving Line as of December 31, 2023.

On March 10, 2023, we violated certain terms of the credit facility by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of December 31, 2023, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to redirect certain customer payments and transfer certain cash management account balances, in each case, back to First-Citizens. As of December 31, 2023, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such customer payments are directed back to certain First-Citizens cash collateral accounts, and certain balances and funds are moved back to the First-Citizens cash collateral accounts and other accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolving Line.

The Amended Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens' security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness of our company and our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. In addition, the Amended Loan Agreement contains a financial covenant which requires us to maintain, at all times during which we are subject to financial covenants under the Amended Loan Agreement is in effect, certain net revenue levels as agreed upon by us and First-Citizens. If we do not comply with the various covenants under the Amended Loan Agreement and an event of default occurs under the Amended Loan Agreement, the interest rate on outstanding amounts can increase by 3% and First-Citizens may, subject to various customary cure rights, decline to provide additional advances under the Revolving Line, require the immediate payment of all loans and other amounts outstanding under the Amended Loan Agreement, and foreclose on all collateral.
Cash Requirements
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers. Expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on long-term debt (1)	$36,720	$—	$22,800	$13,920	$—
Interest obligations (2)	8,899	3,294	5,006	599	—
Operating leases obligations	3,118	1,543	1,566	9	—
Purchase obligations	430	430	—	—	—
Total	$49,167	$5,267	$29,372	$14,528	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 9.0% as of December 31, 2023.

This compared to $48.7 million of contractual obligations as of December 31, 2022.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2023	2022	$ Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,713)	$(41,655)	$22,942
Investing activities	(59,798)	(2,815)	(56,983)
Financing activities	90,933	2,197	88,736
Effects of exchange rate changes on cash and cash equivalents	132	(429)	561
Net increase in cash and cash equivalents	$12,554	$(42,702)	$55,256
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 of $18.7 million resulted from cash outflows due to net loss of $43.3 million, adjusted for $29.5 million of non-cash items and cash outflows from changes in operating assets and liabilities of $4.8 million. Net cash used in operation activities for the year ended December 31, 2022 of $41.7 million resulted from cash outflows due to net loss of $61.3 million, adjusted for $27.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $8.0 million. The decrease in net loss, net of non-cash items for the year ended December 31, 2023 compared to the year ended December 31, 2022 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for year ended December 31, 2023 were primarily due to higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2023, higher inventory build-up related to our implants, higher prepaid expenses due to timing of payments, and lower accounts payable attributable to the normal course timing of expenses, offset in part by an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals. Net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2022 were primarily due to higher inventory build-up related to our iFuse-TORQ and iFuse Bedrock Granite implants and higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2022, offset in part by a decrease in prepaid expenses due to timing of payments for software subscriptions and lower prepaid annual insurance premiums, an increase in accounts payable due to the timing of vendor payments, and an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals.
Cash Used In Investing Activities
Net cash used in investing activities in the year ended December 31, 2023 was $59.8 million compared to net cash used in investing activities of $2.8 million in the year ended December 31, 2022. Net cash used in investing activities for the year ended December 31, 2023 consisted of purchases of property and equipment of $7.8 million related to individual components in instrument trays to support increased case volumes and capitalized costs related to the lease in Santa Clara and equipment and purchases of our marketable securities, net of maturities, of $52.0 million. Net cash used in investing activities for the year ended December 31, 2022 consisted of purchases of property and equipment of $9.5 million related to individual components in instrument trays to support increased case volumes, increased demand for iFuse-TORQ and the launch of iFuse Bedrock Granite, as well as capitalized costs related to the lease in Santa Clara, partially offset by maturities of our marketable securities, net of purchases of $6.7 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the year ended December 31, 2023 was $90.9 million resulting from proceeds of $83.7 million from the issuance of common stock under our follow-on public offering, proceeds of $6.6 million from the issuance of common stock under our stock-based incentive compensation plans, and net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens. Cash provided by financing activities for the year ended December 31, 2022 was $2.2 million related to proceeds from the issuance of common stock under our stock-based incentive compensation plans.

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
Revenue Recognition
We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and third-party sales agents throughout the United States and Europe. We receive payment for the implants consumed during the surgery and do not receive additional or separate consideration for the use of the instrument tray furnished for the physicians’s use. We identify the instrument trays as a lease component and the implants as a non-lease component in our arrangements with our customers. We determine that the non-lease component is qualitatively predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
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
As it relates to majority of our revenue consisting of product sales where our sales representative delivers the product at the point of implantation at hospital or medical facilities, we recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. We also generate a small portion of our revenue from sale of products through third-party sales agents and hospital or medical facilities where the product is ordered in advance of a procedure. The performance obligation is the delivery of the product and therefore, we recognize revenue upon shipment to the customers, net of rebates and price discounts. We account for rebates and price discounts as a reduction to revenue, calculated based on the terms agreed to with the customer. Sales prices are specified in either customer contract, agreed price list, or purchase order, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, we have agreements in place consisting of either a master services agreement or an approved price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. We also have agreements in place with its third-party sales agents, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. Our standard payment terms are generally net 30 to 90 days. We consider sales commissions and related expenses as incremental and recoverable costs of acquiring customer contracts. Our sales commissions are paid to our sales representatives in connection with each surgery performed. The period of benefit is concurrent when we recognize our revenue, as such, we also recognize sales commission as expense when incurred.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

While we became a large accelerated filer as of December 31, 2023, we are not required to reflect the change in our smaller reporting company status and comply with the associated increased disclosure obligations until our quarterly report for the three-month period ending March 31, 2024. As a result, we are not required to provide the information otherwise required by this Item

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – U.S. Implantation Product Sales

As described in Note 2 to the consolidated financial statements, product sales where the Company’s sales representative delivers the product at the point of implantation at the hospital or medical facilities represent the majority of the Company's consolidated revenue. The Company’s consolidated revenue was $138.9 million for the year ended December 31, 2023, of which, $130.6 million is related to the U.S. Management recognizes the revenue from these sales upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company’s consolidated revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition - U.S. implantation product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

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
February 27, 2024

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,271	$20,717
Short-term investments	132,748	76,573
Accounts receivable, net of allowance for credit losses of $1,118 and $400, respectively	21,953	20,674
Inventory	20,249	17,282
Prepaid expenses and other current assets	3,173	2,365
Total current assets	211,394	137,611
Property and equipment, net	16,000	15,564
Operating lease right-of-use assets	2,706	4,002
Other non-current assets	325	375
TOTAL ASSETS	$230,425	$157,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,588	$6,279
Accrued liabilities and other	17,452	13,511
Operating lease liabilities, current portion	1,416	1,388
Total current liabilities	23,456	21,178
Long-term borrowings	36,065	35,171
Operating lease liabilities, net of current portion	1,511	2,871
Other long-term liabilities	18	30
TOTAL LIABILITIES	61,050	59,250

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 40,693,299 and 34,731,577 shares issued and outstanding, respectively	4	3
Additional paid-in capital	569,477	455,172
Accumulated other comprehensive income	335	232
Accumulated deficit	(400,441)	(357,105)
TOTAL STOCKHOLDERS’ EQUITY	169,375	98,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,425	$157,552
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$138,886	$106,409
Cost of goods sold	29,466	15,705
Gross profit	109,420	90,704
Operating expenses:
Sales and marketing	110,254	107,726
Research and development	15,028	13,627
General and administrative	31,069	28,960
Total operating expenses	156,351	150,313
Loss from operations	(46,931)	(59,609)
Interest and other income (expense), net:
Interest income	6,916	1,304
Interest expense	(3,462)	(2,819)
Other income (expense), net	141	(132)
Net loss	(43,336)	(61,256)
Other comprehensive income (loss):
Unrealized gain (loss) of marketable securities	166	(65)
Changes in foreign currency translation	(63)	(55)
Comprehensive loss	$(43,233)	$(61,376)

Net loss per share, basic and diluted	$(1.13)	$(1.79)

Weighted-average number of common shares used to compute basic and diluted net loss per share	38,427,419	34,201,824
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	80,571	—	379	—	—	379
Issuance of common stock related to employee stock purchase plan	170,717	—	1,818	—	—	1,818
Issuance of common stock upon vesting of restricted stock units	806,204	—	—	—	—	—
Stock-based compensation	—	—	23,061	—	—	23,061
Foreign currency translation	—	—	—	(55)	—	(55)
Net unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(61,256)	(61,256)
Balances as of December 31, 2022	34,731,577	3	455,172	232	(357,105)	98,302
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	698,627	—	4,386	—	—	4,386
Issuance of common stock related to employee stock purchase plan	178,918	—	2,191	—	—	2,191
Issuance of common stock upon vesting of restricted stock units	993,077	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	24,057	—	—	24,057
Foreign currency translation	—	—	—	(63)	—	(63)
Net unrealized gain on marketable securities	—	—	—	166	—	166
Net loss	—	—	—	—	(43,336)	(43,336)
Balances as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(43,336)	$(61,256)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	24,057	23,061
Depreciation and amortization	5,428	3,452
Accounts receivable credit losses	761	150
Inventory reserve	1,709	319
Accretion (amortization) of discount and premium on marketable securities	(4,009)	229
Amortization of debt issuance costs	208	198
Loss on disposal of property and equipment	1,302	153
Changes in operating assets and liabilities
Accounts receivable	(2,122)	(6,479)
Inventory	(4,719)	(6,028)
Prepaid expenses and other assets	(762)	810
Accounts payable	(1,118)	2,529
Accrued liabilities and other	3,888	1,207
Net cash used in operating activities	(18,713)	(41,655)
Cash flows from investing activities
Maturities of marketable securities	137,500	126,200
Purchases of marketable securities	(189,499)	(119,508)
Purchases of property and equipment	(7,799)	(9,507)
Net cash used in investing activities	(59,798)	(2,815)
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	83,671	—
Proceeds from debt financing	36,000	—
Repayments of debt financing	(35,275)	—
Payments of debt issuance costs	(40)	—
Proceeds from the exercise of common stock options	4,386	379
Proceeds from issuance of common stock under employee stock purchase plan	2,191	1,818
Net cash provided by financing activities	90,933	2,197
Effect of exchange rate changes on cash and cash equivalents	132	(429)
Net increase (decrease) in cash and cash equivalents	12,554	(42,702)
Cash and cash equivalents at
Beginning of year	20,717	63,419
End of year	$33,271	$20,717
Supplemental disclosure of cash flow information
Cash paid for interest	$3,263	$2,621
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	501	1,115
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company introduced its first generation iFuse implant in 2009 in the United States, in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world. The second generation iFuse implant, iFuse 3-D, was introduced in 2017 followed by iFuse-TORQ in 2021 and iFuse Bedrock Granite in 2022.
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
Risks and Uncertainties
The Company is subject to uncertainties related to liquidity, the ability to meet covenants and access to funding for its capital needs as the financial service industry has experienced disruptions characterized by the bankruptcy, failure, collapse or sale of various financial institutions. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major financial institutions in the U.S. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. The Company had accounts with Silicon Valley Bank (“SVB”). On March 10, 2023, California regulators shut down SVB and the FDIC was appointed as SVB’s receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company (“First-Citizens”) under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens. First-Citizens acquired the rights as lender under the Company’s Loan and Security Agreement as amended. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents and marketable securities and continues to have access to these funds. As such the Company's future results of operations and liquidity could be adversely impacted by a variety of factors including those discussed in the section entitled "Risk Factors" in this report. As of the date of issuance of these consolidated financial statements, the extent to which the current macroeconomic environment may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
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
Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications are limited to the consolidated statements of cash flows and have no effect on the reported results of operations.
Segments

 The Company's chief operating decision makers are the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The CEO and the CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single reportable and operating segment structure.
The Company derives substantially all of its revenue from sales to customers in the United States Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. Following table summarizes the Company's revenue by geography:

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$130,621	$98,751
International	8,265	7,658
	$138,886	$106,409
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and marketable securities. The Company’s cash and marketable securities are deposited with financial institutions in the United States and in Europe. The majority of the Company’s cash and marketable securities are deposited with a single financial institution in the United States Deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any net losses on its deposits of cash and marketable securities.
The Company’s revenue and accounts receivable are spread across a large number of customers, primarily in the United States, and no customer accounts for more than 10% of total revenue or gross accounts receivable in any period presented.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The movement in the allowance for credit losses was as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of year	$400	$264
Provision	761	150
Write-offs	(43)	(14)
Balance at end of year	$1,118	$400
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. All property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, which are as follows:

Computer and office equipment	3 – 5 years
Instrument trays	3 years
Machinery and equipment	3 – 5 years
Furniture and fixtures	7 years
Construction in progress includes assets that have not yet been placed into service including the cost of individual components of an instrument tray. Once an instrument tray is placed into service, the Company transfers its carrying value into surgical equipment

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and instrument trays and begins depreciating the cost of the instrument tray over its useful life. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Upon the sale or retirement of these assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recognized in the consolidated statement of operations. Maintenance and repairs are charged to operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. For the years ended December 31, 2023 and 2022, the Company has not experienced impairment losses on its long-lived assets.
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
The Company elected certain practical expedients under Topic 842 which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company uses its headquarters in the United States ("parent entity")’s incremental borrowing rates as the treasury operations are managed centrally by the parent entity.
Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and third-party sales agents and resellers throughout the United States and Europe. The Company receives payment for its implants consumed during the surgery and does not receive additional or separate consideration for the use of the instrument tray furnished by the Company for the physicians’s use. The Company identifies the instrument trays as a lease component and the implants as a non-lease component in its arrangements with its customers. The Company determines that the non-lease component is qualitatively predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
In accordance with ASC 606, the Company recognizes revenue when control is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services. Under the revenue recognition standard, the Company applies the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. As it relates to product sales where the Company's sales representative delivers the product at the point of implantation at the hospital or medical facilities, the Company continues to recognize the revenue upon completion of the procedure and authorization by the customer, net of rebates and price discounts. This represents the majority of the Company's consolidated revenue. The Company also generates a small portion of revenue from the sale of products through third-party sales agents and to certain hospital or medical facilities where the products are ordered in advance of a procedure. The performance obligation is the delivery of the products and therefore, revenue is recognized upon shipment to the customers, net of rebates and price discounts. The Company accounts for rebates and price discounts as a reduction to revenue,

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
calculated based on the terms agreed to with the customer. Sales prices are specified in either the customer contract or agreed price list, which is executed prior to the transfer of control to the customer. For certain hospitals and medical facilities, the Company has agreements in place consists of either a master services agreement or an agreed price list, which defines the terms and conditions of the arrangement, including the pricing information, payment terms and pertinent aspects of the relationship between the parties. The Company also has agreements in place with its third-party sales agents, which include standard terms that do not allow for payment contingent on resale of the product, obtaining financing, or other terms that could impact the distributor’s payment obligation. The Company's standard payment terms are generally net 30 to 90 days.
Shipping and Handling Costs
Shipping and handling costs are treated as fulfillment costs, which are expensed as incurred and are included in cost of goods sold.
Costs to Obtain Customer Contracts
Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. The Company’s sales commissions paid to its sales representatives are generally based on the surgeries performed. The Company applied the practical expedient that permits an entity to expense the cost to obtain a contract as incurred when the expected amortization is one year or less. The period of benefit is concurrent with when the Company recognizes its revenue and as such, the Company recognizes sales commissions as expense when incurred.
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2023 and 2022.
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
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $1.1 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.
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
Stock-Based Compensation

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•Expected Term - The expected term represents the period that the share-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term as permitted by the guidance. The simplified method is calculated as the average of the time to vesting and the contractual life of the options.
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
Net Loss per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, restricted stock units, ESPP purchase rights and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, common stock options, restricted stock units, ESPP purchase rights and warrants are anti-dilutive and therefore diluted net loss per common share is the same as basic net loss per common share for those periods.

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
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Agreements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative ("ASU 2023-06"). This amendment will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impacts of the amendment on its disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires companies with a single reportable segment to provide all existing segment disclosures, as well as requires incremental segment information to be disclosed. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impacts of ASU 2023-09 on its disclosures.

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

The table below summarizes the marketable securities:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$23,331	$—	$—	$23,331
Cash equivalents	23,331	—	—	23,331

U.S. treasury securities	129,695	67	—	129,762
U.S. agency bonds	2,988	—	(2)	2,986
Short-term investments	132,683	67	(2)	132,748
Total marketable securities	$156,014	$67	$(2)	$156,079

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$8,002	$—	$—	$8,002
Cash equivalents	8,002	—	—	8,002

U.S. treasury securities	48,636	4	(105)	48,535
U.S. agency bonds	2,918	3	—	2,921
Corporate bonds	2,914	—	(3)	2,911
Commercial paper	22,206	—	—	22,206
Short-term investments	76,674	7	(108)	76,573
Total marketable securities	$84,676	$7	$(108)	$84,575
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of December 31, 2023 and 2022, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets during the years ended December 31, 2023 and 2022.

The Company elected to present accrued interest receivable separately from short-term and long-term investments on its consolidated balance sheets. Accrued interest receivable was $0.2 million as of December 31, 2023, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2023 and 2022.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$23,331	$—	$—	$23,331
U.S. treasury securities	129,762	—	—	129,762
U.S. agency bonds	—	2,986	—	2,986
Total marketable securities	$153,093	$2,986	$—	$156,079

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$8,002	$—	$—	$8,002
U.S. treasury securities	48,535	—	—	48,535
U.S. agency bonds	—	2,921	—	2,921
Corporate bonds	—	2,911	—	2,911
Commercial paper	—	22,206	—	22,206
Total marketable securities	$56,537	$28,038	$—	$84,575
5. Balance Sheet Components
Inventory
As of December 31, 2023, inventory consisted of finished goods of $18.8 million and work-in-progress and components of $1.4 million. As of December 31, 2022, inventory consisted of finished goods of $15.6 million and work-in-progress and components of $1.7 million.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, net:

	December 31, 2023	December 31, 2022
	(in thousands)
Instrument trays	$18,205	$13,092
Machinery and equipment	3,067	1,828
Construction in progress	3,856	7,854
Computer and office equipment	1,856	976
Leasehold improvements	3,873	1,631
Furniture and fixtures	389	390
	31,246	25,771
Less: Accumulated depreciation and amortization	(15,246)	(10,207)
	$16,000	$15,564
As of December 31, 2023, construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.5 million and software costs of $0.4 million. Depreciation expense was $5.4 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively.
Accrued Liabilities and Other:

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued compensation and related expenses	$13,464	$11,365
Accrued royalty	1,360	818
Accrued professional services	929	355
Others	1,699	973
	$17,452	$13,511
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
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2022 to 2026.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023	December 31, 2022
	(in thousands)
Operating lease expense	$1,552	$1,599
Variable lease expense	465	461
Total lease expense	$2,017	$2,060

Cash paid for amounts included in the measurement of operating lease liabilities	$1,632	$1,600
Leased assets obtained in exchange for new operating lease liabilities	$143	$127

Weighted average remaining lease term (in years)	2.20	3.05
Weighted average discount rate	5.87%	5.77%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2023 was as follows:

Year Ending December 31,	(in thousands)
2024	$1,543
2025	1,019
2026	547
2027	9
2028	—
Thereafter	—
Total operating lease payments	$3,118
Less: imputed interest	(191)
Total operating lease liabilities	$2,927

As of December 31, 2023, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million and $0.8 million as of December 31, 2023 and 2022, respectively.
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
7. Borrowings

Term Loan

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	December 31, 2023	December 31, 2022
	(in thousands)
Principal outstanding and final fee	$36,720	$35,700
Less: Unamortized debt issuance costs	(81)	(73)
Unaccreted value of final fee	(574)	(456)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$36,065	$35,171
Classified as:
Long-term borrowings	$36,065	$35,171
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 entered into by the Company with Silicon Valley Bank (“SVB”). Pursuant the agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).

On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with SVB, which amended the Company's Original Term Loan pursuant to which the Company had a new term loan facility in an aggregate principal amount of $35.0 million (the “Original Loan Agreement” and with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan facility outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by First-Citizens solely in its discretion, upon the Company’s request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination, acceleration by First-Citizens following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by First-Citizens. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolving Line Maturity Date”). Borrowings under the Revolving Line are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolving Line will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolving Line Maturity Date, provided that when Revolving Line Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow First-Citizens to apply accounts receivable collections to outstanding Revolving Line borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolving Line payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolving Line prior to Revolving Line Maturity Date, or if First-Citizens terminates the Loan Agreement or the Revolving Line following an event of default. No termination fee would be due if the Revolving Line is replaced with a new facility with First-Citizens. No amounts were outstanding under the Revolving Line as of December 31, 2023.
The Company accounted for the Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
The effective interest rate related to the First-Citizens Term Loan for the the years ended December 31, 2023 was 9.0%. The effective interest rate related to the Original Term Loan was 7.8% for the year ended December 31, 2022.
The table below summarizes the future principal and final fee payments under the Term Loan as of December 31, 2023:

Year ending December 31,	(in thousands)
2024	$—
2025	8,400
2026	14,400
2027	13,920
2028	—
Total principal and final fee payments	$36,720
The Term Loan includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2023, the Company was in compliance with all debt covenants.
In January 2023, the Company's outstanding amount under the Original Term Loan was refinanced on a long-term basis and was accordingly classified as term note, non-current as of December 31, 2022.
8. Warrants
During the three months ended June 30, 2023, a warrant holder exercised warrants, and the Company issued 22,603 net shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The table below summarizes common stock warrants issued and outstanding at December 31, 2023 and 2022:

Date		Outstanding Balance at December 31, 2022	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at December 31, 2023
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
7/22/2013	7/22/2023	32,983	$9.10	—	(32,983)	—	—
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—	—	—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		118,122		—	(32,983)	—	85,139

9. Common and Preferred Stock
The Company's certificate of incorporation as amended and restated in October 2018, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2023 and 2022 were 40,693,299 shares and 34,731,577 shares, respectively. As of December 31, 2023 and 2022, there was no preferred stock issued and outstanding.
The holders of common stock are entitled to receive dividends whenever funds are legally available, as, when, and if declared by the Board of Directors. There have been no dividends declared to date.
10. Stock-Based Compensation

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. As of December 31, 2023, a total of 4,454,432 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2024, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 2,034,664 shares.
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
Stock Options

The following table summarizes stock option activity for the years ended December 31, 2023 and 2022:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,009,513	$8.73
Exercised	(80,571)	$4.70
Canceled and forfeited	(25,601)	$15.05
Outstanding as of December 31, 2022	1,903,341	$8.82
Exercised	(698,627)	$6.28
Canceled and forfeited	(16,006)	$21.22
Outstanding as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
Options vested and exercisable as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
Options vested and expected to vest as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 amounted to $11.7 million and $1.0 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2023 represents the difference between the exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2023 was as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$3.24	-	$4.41	375,262	1.91	$4.14	375,262	$4.14
$4.42	-	$5.31	300,673	3.31	$4.68	300,673	$4.68
$5.32	-	$18.10	198,341	4.41	$11.28	198,341	$11.28
$18.11	-	$20.51	18,838	5.08	$18.71	18,838	$18.71
$20.52	-	$22.00	295,594	5.04	$22.00	295,594	$22.00
			1,188,708	3.51	$10.14	1,188,708	$10.14
There were no stock options granted during the years ended December 31, 2023 and 2022.
As of December 31, 2023, there is no unrecognized compensation cost related to stock options.
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
The Company has granted performance-based restricted stock unit awards subject to market and service vesting conditions to certain executive officers under SI-BONE's 2018 Equity Incentive Plan (“PSUs”). The shares subject to the PSUs vest over a three-year performance period. The actual number of PSUs that will vest in each measurement period will be determined by the Compensation Committee based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Median Peer Companies (as defined in the award agreement). The grant date fair value of each stock award with a market condition was determined using the Monte Carlo valuation model. The table below summarizes the assumptions used to estimate the grant date fair value of the PSUs granted:

	Year Ended December 31,
	2023			2022
Expected volatility of common stock	58.0%	to	73.0%	48.9%	to	58.7%
Expected volatility of peer companies	33.0%	to	141.0%	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.15)	to	1.00	(0.13)	to	1.00
Risk-free interest rate	3.9%	to	5.0%	0.4%	to	1.2%
Dividend yield	—%	to	1.3%	—%	to	1.0%
The following table summarizes RSU and PSU activity for the years ended December 31, 2023 and 2022:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2021	1,566,522	$25.17	—	—
Granted	1,264,835	$20.66	155,596	$19.50
Vested	(806,204)	$24.03	—	—
Canceled and forfeited	(230,225)	$23.46	—	—
Outstanding as of December 31, 2022	1,794,928	$22.72	155,596	$19.50
Granted	1,235,471	$16.92	255,458	$12.33
Vested	(967,145)	$21.01	(25,932)	$19.50
Canceled and forfeited	(163,464)	$21.41	—	—
Outstanding as of December 31, 2023	1,899,790	$19.93	385,122	$14.74
As of December 31, 2023, the unrecognized compensation cost related to the RSUs was $30.2 million, which is expected to be recognized over a period of approximately 2.3 years. As of December 31, 2023, the unrecognized compensation cost related to the PSUs was $2.2 million, which is expected to be recognized over a period of approximately 1.8 years.
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
As of December 31, 2023, a total of 1,218,576 shares of common stock are available for future grants under the ESPP. On January 1, 2024, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 406,932 shares.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 178,918 shares and 170,717 shares under the ESPP during the years ended December 31, 2023 and 2022, respectively, representing $2.2 million and $1.8 million in employee contributions. For each of the years ended December 31, 2023 and 2022, total accumulated ESPP related employee payroll deductions amounted to $0.4 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized $1.0 million and $0.7 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2023, the unrecognized compensation cost for the ESPP was $0.4 million.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2023			2022
Expected term (years)	0.5			0.5
Expected volatility	41.9%	to	54.4%	49.5%	to	62.1%
Risk-free interest rate	5.26%	to	5.38%	0.07%	to	1.54%
Dividend yield	—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of goods sold	$672	$484
Sales and marketing	10,931	11,006
Research and development	2,933	2,637
General and administrative	9,521	8,934
	$24,057	$23,061
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
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022
	(in thousands, except share and per share data)
Net loss	$(43,336)	$(61,256)

Weighted-average shares used to compute basic and diluted net loss per share	38,427,419	34,201,824

Net loss per share, basic and diluted	$(1.13)	$(1.79)

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

	Year Ended December 31,
	2023	2022
Stock options	1,188,708	1,903,341
Restricted stock units	2,284,912	1,950,524
ESPP purchase rights	102,172	134,226
Common stock warrants	85,139	118,122
	3,660,931	4,106,213
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Domestic	$(43,491)	$(61,396)
Foreign	155	140
Loss before income taxes	$(43,336)	$(61,256)
There was no provision for income taxes recorded for the years ended December 31, 2023 and 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Federal	$10,606	$13,085
State	1,856	2,997
Foreign	(28)	(92)
Total deferred income taxes	12,434	15,990
Change in deferred tax valuation allowance	(12,434)	(15,990)
Net deferred income tax	$—	$—
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2023	2022
Tax at statutory federal rate	(21.0)%	(21.0)%
State tax, net of federal benefit	(4.3)%	(4.9)%
Tax credits	(1.3)%	(0.7)%
Change in deferred tax valuation allowance	28.7%	26.1%
Stock compensation	(2.8)%	0.3%
Foreign rate differences	(2.1)%	0.1%
Other	2.8%	0.1%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net operating loss carryforwards	$85,173	$77,057
Research and development credits	5,342	4,464
Accruals and reserves	3,698	2,616
Interest limitation	4,378	4,447
Depreciation and amortization	474	263
Stock compensation	3,474	3,378
Operating lease liabilities	735	1,079
Capitalized research and development	4,614	2,486
Total deferred tax assets	107,888	95,790
Operating lease right-of-use assets	(678)	(1,014)
Total deferred tax liabilities	(678)	(1,014)
Less: Valuation allowance	(107,210)	(94,776)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the years ended December 31, 2023 and 2022:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$94,776	$78,786
Net changes during the period	12,434	15,990
Ending balance	$107,210	$94,776
As of December 31, 2023, the Company had net operating loss (“NOL”) carryforwards of approximately $331.6 million and $259.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2030, and the state NOL carryforward began to expire in 2023.
As of December 31, 2023, the Company had credit carryforwards of approximately $4.6 million and $3.8 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.
The Company updated its Section 382 ownership change analysis through December 31, 2020 and determined that the last ownership change was in February 2020 due to the follow-offering. The analysis concluded that no additional NOL carryforwards will expire due to the Section 382 limitation from the ownership change for both federal and state tax purposes. The Company maintains the reduction of $1.4 million of its NOL carryforwards from the previous ownership change. The Company has reviewed changes in the outstanding number of shares and equity transactions for the period January 1, 2021 through December 31, 2023 to determine if an additional ownership change occurred for Section 382 purposes. The Company reasonably believes no additional ownership change occurred in the current year, however, noted there has been a material increase to the equity shift. The Company will continually assess the need to update its Section 382 ownership change analysis. An ownership change in the future could materially limit the Company’s ability to utilize its NOL carryforwards and other tax attributes.
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
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2023	2022
	(in thousands)
Balance at beginning of the year	$2,944	$2,655
Increases related to tax positions taken prior to current year	(726)	$(12)
Increases related to current year's tax positions	411	301
Balance at end of the year	$2,629	$2,944

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2023 and 2022. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2023 and 2022. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

The Company currently has no federal, state or foreign tax examinations in progress nor has it had any federal or state examinations since inception. As a result of the Company’s net operating loss carry forwards, all of its tax years are subject to federal and state tax examinations.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Related Party Transactions
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”), which recently merged with Orthofix Medical, Inc. ("Orthofix"), to develop a next generation device for sacropelvic fixation. Mr. Keith Valentine, who serves as the President, Chief Executive Officer and a member of the board of directors of SeaSpine, also serves as a member of the Company's Board of Directors since August 2015. On April 27, 2021, Addendum No.1 to the Development Agreement was entered into by and between the Company and SeaSpine to extend certain obligations as described under the Development Agreement to a consultant of the Company. On October 4, 2023, Keith C. Valentine resigned as a member of the Board of Directors of Orthofix. As such, subsequent to October 4, 2023, SeaSpine is no longer a related party of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the year ended December 31, 2023, the Company did not incur any reimbursement charges but purchased an immaterial amount of instrument components from Seaspine. For the year ended December 31, 2022, the Company expensed $38,725 of reimbursement charges from SeaSpine. The reimbursement charges were recorded within research and development expense in the consolidated statement of operations.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.3 million of royalty for the year ended December 31, 2023. The Company recorded an immaterial amount of royalty for the year ended December 31, 2022.
The outstanding liability to SeaSpine as of December 31, 2023 and December 31, 2022 was $0.1 million and was recorded within accounts payable and accrued liabilities and other in the consolidated balance sheet.
15. Subsequent Events

On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”) with SVB which amends the Company's First Amendment. The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply.

On February 23, 2024 the Company entered into a Manufacture and Supply Agreement with RMS Company, for the manufacture and supply of our requirements for iFuse-3D, iFuse-TORQ and components of iFuse Bedrock Granite implants. Pricing is set forth in the agreement through the end of 2026. The agreement has a three year initial term with automatic one-year renewals.

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
As of December 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in "Internal Control-Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, the following Section 16 officer and director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name of Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Jeffrey W. Dunn, Chairman	Adoption	November 8, 2023	X		262,239		May 15, 2025
Anthony Recupero, President of Commercial Operations	Adoption	December 13, 2023	X		12,687		December 31, 2024

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

None of the Company’s other directors or executive officers adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance”, and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance”, respectively, in our 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2024 Proxy Statement.

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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws	8-K	001-38701	3.1	9/20/2023
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38701	10.1	11/8/2022
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.8+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.9	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018
10.10+	Amendment to Restricted Stock Units of Laura Francis	10-Q	001-38701	10.2	11/12/2019
10.11+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021
10.12+	2023 Non-Employee Directors' Compensation Policy	10-Q	001-38701	10.1	8/08/2023
10.13+	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	10-K	001-38701	10.24	3/10/2021

10.14+	Offer Letter Agreement, dated April 19, 2021, between the Registrant and Helen Loh	10-Q	001-38701	10.2	5/4/2021
10.15+	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura	10-Q	001-38701	10.3	5/4/2021
10.16	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.17	Loan and Security Agreement, dated August 12, 2021, between SI-BONE, Inc. and Silicon Valley Bank	10-Q	001-38701	10.1	11/9/2021
10.18+	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffery Dunn	10-Q	001-38701	10.2	11/9/2021
10.19+	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021
10.20+	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.2	4/20/2021
10.21+	Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38701	10.2	11/8/2022
10.22#	First Amendment to Loan and Security Agreement, dated January 6, 2023 between SI-BONE, Inc. and Silicon Valley Bank	10-K	001-38701	10.29	3/2/2023
10.23	Letter Agreement, dated March 24, 2023 between SI-BONE, Inc. and Silicon Valley Bridge Bank	10-Q	001-38701	10.20	5/2/2023
10.24	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.25+	Performance Stock Unit Grants to Executive Officers or Key Executives	8-K	001-38701	Item 5.02	1/10/2022
10.26*#	Second Amendment to Loan and Security Agreement, dated January 25, 2024 between SI-BONE, Inc. and Silicon Valley Bank
10.27*#	Manufacture and Supply Agreement, dated February 23, 2024, between SI-BONE, Inc. and RMS Company
97.1*	2023 Recoupment (Clawback) Policy
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date: February 27, 2024	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date: February 27, 2024	By:	/s/ Anshul Maheshwari
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

Signature	Title	Date

/s/ Laura A. Francis	Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 27, 2024
Laura A. Francis

/s/ Anshul Maheshwari	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024
Anshul Maheshwari

/s/ Timothy E. Davis, Jr.	Director	February 27, 2024
Timothy E. Davis, Jr.

/s/ Jeffrey W. Dunn	Chairman of the Board of Directors	February 27, 2024
Jeffrey W. Dunn

/s/ John G. Freund, M.D.	Director	February 27, 2024
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	February 27, 2024
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	February 27, 2024
Gregory K. Hinckley

/s/ Helen Loh	Director	February 27, 2024
Helen Loh

/s/ Mika Nishimura	Director	February 27, 2024
Mika Nishimura

/s/ Keith C. Valentine	Director	February 27, 2024
Keith C. Valentine