Form 10-Q
period 2024-03-31
SI-BONE, Inc.
filed 2024-05-07
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 41,204,796 as of May 1, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, sales force expansion, physician adoption, reimbursement determinations, clinical trial results, and U.S. Food and Drug Administration ("FDA") approvals, are forward-looking statements.

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
•timing of and results from our clinical trials;
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
•the impact of epidemics on our operations, financial results, liquidity, and capital resources, including the impact on the global supply chain, demand for and ability to obtain our products and procedures, and our ability to maintain a healthy workforce;
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

Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, together with any updates in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of their date. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$32,040	$33,271
Short-term investments	125,782	132,748
Accounts receivable, net of allowance for credit losses of $1,189 and $1,118, respectively	22,109	21,953
Inventory	21,049	20,249
Prepaid expenses and other current assets	2,647	3,173
Total current assets	203,627	211,394
Property and equipment, net	17,348	16,000
Operating lease right-of-use assets	2,415	2,706
Other non-current assets	323	325
TOTAL ASSETS	$223,713	$230,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,661	$4,588
Accrued liabilities and other	11,767	17,452
Operating lease liabilities, current portion	1,433	1,416
Total current liabilities	20,861	23,456
Long-term borrowings	36,107	36,065
Operating lease liabilities, net of current portion	1,192	1,511
Other long-term liabilities	16	18
TOTAL LIABILITIES	58,176	61,050

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,078,762 and 40,693,299 shares issued and outstanding, respectively	4	4
Additional paid-in capital	576,612	569,477
Accumulated other comprehensive income	266	335
Accumulated deficit	(411,345)	(400,441)
TOTAL STOCKHOLDERS’ EQUITY	165,537	169,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,713	$230,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$37,867	$32,708
Cost of goods sold	8,002	5,924
Gross profit	29,865	26,784
Operating expenses:
Sales and marketing	29,387	27,313
Research and development	4,345	3,291
General and administrative	8,176	7,473
Total operating expenses	41,908	38,077
Loss from operations	(12,043)	(11,293)
Interest and other income (expense), net:
Interest income	2,113	932
Interest expense	(881)	(838)
Other income (expense)	(93)	74
Net loss	$(10,904)	$(11,125)
Other comprehensive income (loss):
Changes in foreign currency translation	29	(22)
Unrealized gain (loss) on marketable securities	(98)	90
Comprehensive loss	$(10,973)	$(11,057)

Net loss per share, basic and diluted	$(0.27)	$(0.32)

Weighted-average number of common shares used to compute basic and diluted net loss per share	40,934,392	34,916,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—	—	—
Stock-based compensation	—	—	7,030	—	—	7,030
Foreign currency translation	—	—	—	29	—	29
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	4	576,612	266	(411,345)	165,537

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	3	461,886	300	(368,230)	93,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(10,904)	$(11,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,030	6,194
Depreciation and amortization	1,089	1,086
Accounts receivable credit losses	82	50
Amortization of discount and premium on marketable securities	(1,561)	(615)
Amortization of debt issuance costs	42	81
Loss on disposal of property and equipment	388	190
Changes in operating assets and liabilities:
Accounts receivable	(196)	(2,019)
Inventory	(772)	(536)
Prepaid expenses and other assets	524	311
Accounts payable	2,371	(745)
Accrued liabilities and other	(5,664)	(3,625)
Net cash used in operating activities	(7,571)	(10,753)
Cash flows from investing activities
Maturities of marketable securities	67,000	30,000
Purchases of marketable securities	(58,571)	(15,718)
Purchases of property and equipment	(2,082)	(2,579)
Net cash provided by investing activities	6,347	11,703
Cash flows from financing activities
Proceeds from debt financing	—	36,000
Repayments of debt financing	—	(35,275)
Payments of debt issuance costs	—	(40)
Proceeds from the exercise of stock options	105	520
Net cash provided by financing activities	105	1,205
Effect of exchange rate changes on cash and cash equivalents	(112)	97
Net increase (decrease) in cash and cash equivalents	(1,231)	2,252
Cash and cash equivalents at
Beginning of period	33,271	20,717
End of period	$32,040	$22,969
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	1,228	887
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a family of proprietary minimally invasive surgical implants to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company introduced its first generation iFuse implant in 2009 in the U.S., in 2010 in certain countries in the European Union, and in 2015 in certain countries in the rest of the world. The second generation iFuse implant, iFuse-3D, was introduced in 2017 followed by iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA in January 2024.
In May 2023, the Company received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the offering of 3,775,000 shares of the Company’s common stock and the exercise of underwriter's option to purchase from the Company an additional 566,250 shares of the Company's common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by a selling stockholder and did not result in any proceeds to the Company.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2023 contained in the 2023 Annual Report.
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
Change in accounting estimate
During the current quarter, the Company reassessed the useful life of its instrument trays based on a comprehensive evaluation of usage trends and its estimate on the average life of instruments before loss or damage that requires disposal. As a result of this review, the Company determined that extending the useful life of its instrument trays would more accurately reflect its anticipated future economic benefits. Effective January 1, 2024, the Company changed its estimates of the useful lives of instrument trays from three to five years. The effect of this change in estimate reduced depreciation expense by $0.5 million, resulting in a decrease in net loss of $0.5 million and basic and diluted earnings per share by $0.01 for the three months ended March 31, 2024.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the 2023 Annual Report. There have been no material changes to these accounting policies.
Segments
The Company's chief operating decision makers are the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The CEO and the CFO review financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of evaluating financial performance. The Company has one business activity and there are no segment

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. Following table summarizes the Company's revenue by geography:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
United States	$35,425	$30,450
International	2,442	2,258
	$37,867	$32,708
Recent Accounting Pronouncements
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
In March 2024, the FASB issued ASU 2024-02 Codification Improvements. ASU 2024-02 amends the Codification to remove references to various concepts statements and impacts a variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025, and the Company is currently evaluating the impacts of the amendment on its disclosures.

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

The table below summarizes the marketable securities:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$22,953	$—	$—	$22,953
Cash equivalents	22,953	—	—	22,953

U.S. treasury securities	125,814	2	(34)	125,782
Short-term investments	125,814	2	(34)	125,782
Total marketable securities	$148,767	$2	$(34)	$148,735

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$23,331	$—	$—	$23,331
Cash equivalents	23,331	—	—	23,331

U.S. treasury securities	129,695	67	—	129,762
U.S. agency bonds	2,988	—	(2)	2,986
Short-term investments	132,683	67	(2)	132,748
Total marketable securities	$156,014	$67	$(2)	$156,079
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the three months ended March 31, 2024 and 2023, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.2 million as of March 31, 2024, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of March 31, 2024 or December 31, 2023.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$22,953	$—	$—	$22,953
U.S. treasury securities	125,782	—	—	125,782
Total marketable securities	$148,735	$—	$—	$148,735

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$23,331	$—	$—	$23,331
U.S. treasury securities	129,762	—	—	129,762
U.S. agency bonds	—	2,986	—	2,986
Total marketable securities	$153,093	$2,986	$—	$156,079

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of March 31, 2024, inventory consisted of finished goods of $19.4 million and work-in-progress and components of $1.6 million. As of December 31, 2023, inventory consisted of finished goods of $18.8 million and work-in-progress and components of $1.4 million.
Property and Equipment, net:

	March 31, 2024	December 31, 2023
	(in thousands)
Instrument trays	$18,800	$18,205
Machinery and equipment	3,173	3,067
Construction in progress	5,111	3,856
Computer and office equipment	2,312	1,856
Leasehold improvements	3,873	3,873
Furniture and fixtures	388	389
	33,657	31,246
Less: Accumulated depreciation and amortization	(16,309)	(15,246)
	$17,348	$16,000

As of March 31, 2024, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $4.8 million and software costs of $0.3 million. As of December 31, 2023, construction in progress pertains to cost of individual components of a custom instrument set used for surgical placement of the Company's products that have not yet been placed into service of $3.5 million and software costs of $0.4 million. Depreciation expense was $1.1 million for each of the three months ended March 31, 2024 and 2023.
Accrued Liabilities and Other:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$8,034	$13,464
Accrued royalty	1,447	1,360
Accrued professional services	666	929
Others	1,620	1,699
	$11,767	$17,452
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$1,118	$400
Provision	82	761
Write-offs	(11)	(43)
Balance at end of period	$1,189	$1,118

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
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2024 to 2026.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$383	$394
Variable lease expense	135	76
Total lease expense	$518	$470

Cash paid for amounts included in the measurement of operating lease liabilities	$397	$398
Leased assets obtained in exchange for new operating lease liabilities	$—	$21

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	2.02	2.20
Weighted average discount rate	5.91%	5.87%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2024 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2024	$1,160
2025	1,053
2026	563
2027	7
2028	—
Thereafter	—
Total operating lease payments	2,783
Less: imputed interest	(158)
Total operating lease liabilities	$2,625

As of March 31, 2024, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.2 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	March 31, 2024	December 31, 2023
	(in thousands)
Principal outstanding and final fee	$36,720	$36,720
Less: Unamortized debt issuance costs	(75)	(81)
Unaccreted value of final fee	(538)	(574)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$36,107	$36,065
Classified as:
Long-term borrowings	$36,107	$36,065
The outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 entered into by the Company with Silicon Valley Bank (“SVB” or the “Lender”) (the “Original Loan Agreement”). Pursuant to the Original Loan Agreement, SVB provided a term loan in an aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement (the “First Amendment”) with SVB, which amended the Company's Original Term Loan pursuant to which the Company received a new term loan facility in an aggregate principal amount of $36.0 million (the “Original Loan Agreement” with the Amendment, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to a term loan (the "Term Loan"), which was substantially used to repay in full the $35.0 million term loan outstanding under the Original Loan Agreement and secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The Amended Loan Agreement also includes an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by the Lender solely in its discretion, upon the Company’s request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of (i) the prime rate as published in the Wall Street Journal plus 0.5% or (ii) 6.75%. Commencing on July 1, 2025, the Company will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination of the Amended Loan

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Agreement, acceleration by the Lender following an event of default, or prepayment of the Term Loan. The Company may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by the Lender. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolving Line Maturity Date”). Borrowings under the Revolving Line are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolving Line will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolving Line Maturity Date, provided that when Revolving Line Advances are outstanding, in the event the Company does not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow the Lender to apply accounts receivable collections to outstanding Revolving Line borrowings. The Company will pay a total commitment fee of $187,500 on account of the Revolving Line payable in installments, but fully earned at close. The Company will also be required to pay a fee of $150,000 if it terminates the Amended Loan Agreement or Revolving Line prior to Revolving Line Maturity Date, or if the Lender terminates the Loan Agreement or the Revolving Line following an event of default. No termination fee would be due if the Revolving Line is replaced with a new facility with the Lender.
On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with SVB which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply. No amounts were outstanding under the Revolver as of March 31, 2024.
The Company accounted for the Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
The effective interest rate related to the First-Citizens Term Loan for the three months ended March 31, 2024 and March 31, 2023 was 9.3% and 8.6%, respectively.
The table below summarizes the future principal and final fee payments under the Fist-Citizens Term Loan as of March 31, 2024:

Year ending December 31,	(in thousands)
Remainder of 2024	$—
2025	8,400
2026	14,400
2027	13,920
2028	—
Total principal and final fee payments	$36,720
The Second Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of March 31, 2024, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
Exercised	(29,892)	$3.49
Canceled and forfeited	—	—
Outstanding as of March 31, 2024	1,158,816	$10.31	3.34	$8,839
Options vested and exercisable, March 31, 2024	1,158,816	$10.31	3.34	$8,839
Options vested and expected to vest, March 31, 2024	1,158,816	$10.31	3.34	$8,839
As of March 31, 2024, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three months ended March 31, 2024 and 2023.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over two to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of March 31, 2024, the unrecognized compensation cost related to the RSUs was $36.5 million, which is expected to be recognized over a period of approximately 2.6 years.
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

	Three Months Ended March 31,
	2024			2023
Expected volatility of common stock	47.0%	to	59.0%	58.0%	to	73.0%
Expected volatility of peer companies	29.0%	to	97.0%	33.0%	to	141.0%
Correlation coefficient of peer companies	(0.01)	to	1.00	(0.15)	to	1.00
Risk-free interest rate	4.1%	to	4.7%	3.9%	to	5.0%
Dividend yield	0.6%	to	4.7%	—%	to	1.3%
As of March 31, 2024, the unrecognized compensation cost related to the PSUs was $7.0 million, which is expected to be recognized over a period of approximately 2.4 years.
The table below summarizes RSU and PSU activity for the three months ended March 31, 2024:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,899,790	$19.93	385,122	$14.74
Granted	615,056	20.48	319,858	18.48
Vested	(261,132)	20.52	(94,439)	16.27
Canceled and forfeited	(17,234)	20.95	—	—
Outstanding as of March 31, 2024	2,236,480	20.01	610,541	16.47
Employee Stock Purchase Plan
The Company’s 2018 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The offering period generally commences in May and November. On March 26, 2020, the Company's Compensation Committee approved the amendment of the terms of future offerings under the ESPP which, among other things, increased the maximum number of shares that may be purchased on any single purchase date, provided for automatic enrollment in a new offering.
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company did not issue any shares under ESPP for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, total accumulated ESPP related employee payroll deductions amounted to $1.4 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of goods sold	$235	$137
Sales and marketing	3,221	2,910
Research and development	820	752
General and administrative	2,754	2,395
	$7,030	$6,194
Warrants
The table below summarizes common stock warrants activity for the three months ended March 31, 2024:

Date		Outstanding Balance at December 31, 2023	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at March 31, 2024
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—		—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		85,139		—	—	—	85,139

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Net loss	$(10,904)	$(11,125)

Weighted-average shares used to compute basic and diluted net loss per share	40,934,392	34,916,106

Net loss per share, basic and diluted	$(0.27)	$(0.32)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Stock options	1,158,816	1,767,791
Restricted stock units	2,847,021	2,909,899
ESPP purchase rights	102,172	134,226
Common stock warrants	85,139	118,122
	4,193,148	4,930,038

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Related Party Transactions
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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three months ended March 31, 2024 and March 31, 2023, the Company did not incur any reimbursement charges from Seaspine.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded zero and $0.06 million of royalty for the three months ended March 31, 2024 and March 31, 2023, respectively.

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2024 and 2023. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of March 31, 2024 compared to December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched four titanium implant product lines, including iFuse-3D in 2017, iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA in January 2024. Within the United States, iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult spinal deformity and degeneration, and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of March 31, 2024, more than 100,000 procedures have been performed using our products by over 3,700 physicians in the United States and 38 other countries since we introduced iFuse in 2009.

In May 2023, we received a total of $83.7 million of net proceeds from the offering of 3,775,000 shares of our common stock, and the exercise of the underwriter's option to purchase an additional 566,250 shares of our common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by a selling stockholder and did not result in any proceeds to us.
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

As of March 31, 2024, our U.S. sales force consisted of 85 territory sales managers and 67 clinical support specialists directly employed by us and 183 third-party sales agents, compared to 87 territory sales managers and 67 clinical support specialists directly employed by us and 126 third-party sales agents as of March 31, 2023. As of March 31, 2024, our international sales force consisted of 12 sales representatives directly employed by us and a total of 28 third-party sales agents and resellers, compared to 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers as of March 31, 2023.
As of March 31, 2024, over 20 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers, or ASCs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We utilize a combination of hands-on cadaveric and dry-lab training, as well as the SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator - for training purposes, and optimize our programs to improve adoption rate, time to first case and ultimately physician productivity.
We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of March 31, 2024 and 2023, in the United States more than 2,700 and 2,300 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of March 31, 2024 and 2023, more than 1,000 and 900 physicians, respectively, have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained approximately 1,600 surgical residents and fellows in nearly 250 academic programs in the United States.

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
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the three months ended March 31, 2024, we spent $4.3 million on R&D, equating to 11% of our revenue. During the three months ended March 31, 2023, we spent $3.3 million on R&D, equating to 10% of our revenue.

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
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of March 31, 2024, our average revenue per territory sales manager was approximately $1.6 million.
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
Our revenue from sales of implants fluctuate based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, product launches, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals, ASCs and office-based labs or OBLs. Further, revenue results can differ based upon the mix of business between U.S. and international sales mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$37,867	100%	$32,708	100%
Cost of goods sold	8,002	21%	5,924	18%
Gross profit	29,865	79%	26,784	82%
Operating expenses:
Sales and marketing	29,387	78%	27,313	84%
Research and development	4,345	11%	3,291	10%
General and administrative	8,176	22%	7,473	23%
Total operating expenses	41,908	111%	38,077	117%
Loss from operations	(12,043)	(32)%	(11,293)	(35)%
Interest and other income (expense), net:
Interest income	2,113	6%	932	3%
Interest expense	(881)	(2)%	(838)	(3)%
Other income (expense), net	(93)	—%	74	—%
Net loss	$(10,904)	(28)%	$(11,125)	(35)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2024		2023
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$35,425	94%	$30,450	93%
International	2,442	6%	2,258	7%
	$37,867	100%	$32,708	100%

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$37,867	$32,708	$5,159	16%
Cost of goods sold	8,002	5,924	2,078	35%
Gross profit	$29,865	$26,784	$3,081	12%
Gross margin	79%	82%

Revenue. The increase in revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by $5.0 million increase in our U.S. revenue due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $3.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, mainly driven by higher revenue. The gross margin was 79% for the three months ended March 31, 2024 as compared to 82% for the three months ended March 31, 2023. Gross margin decreased in the first quarter 2024 due to procedure and product mix.

Operating Expenses:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$29,387	$27,313	$2,074	8%
Research and development	4,345	3,291	1,054	32%
General and administrative	8,176	7,473	703	9%
Total operating expenses	$41,908	$38,077	$3,831	10%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a $0.8 million increase in employee related costs and stock-based compensation, a $0.7 million increase in training, travel and consulting to support the expansion of our sales and marketing activities, and a $0.6 million increase in commissions driven by higher revenues.
Research and Development Expenses. The increase in research and development expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $0.9 million increase in product development, consulting and travel costs, and a $0.2 million increase in employee related costs and stock-based compensation due to an increase in headcount within research and development.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a $0.7 million increase in employee related costs and stock-based compensation due to an increase in headcount within general and administrative departments.

Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,113	$932	$1,181	127%
Interest expense	(881)	(838)	(43)	(5)%
Other income (expense), net	(93)	74	(167)	226%
Total interest and other expense, net	$1,139	$168	$971	(578)%
Interest Income. The increase in interest income for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates earned on higher cash and investment balances.
Interest Expense. The increase in interest expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to foreign currency fluctuations.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and marketable securities of $157.8 million compared to $166.0 million as of December 31, 2023. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of March 31, 2024 and December 31, 2023, we had $36.1 million in outstanding debt.
As of March 31, 2024, we had an accumulated deficit of $411.3 million, compared to $400.4 million as of December 31, 2023. During the three months ended March 31, 2024, we incurred a net loss of $10.9 million. During the years ended December 31, 2023 and 2022, we incurred a net loss of $43.3 million and $61.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
In May 2023, we received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the public offering of our common stock.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months from the filing of this Form 10-Q. However, the economic impact of a potential future disruptions in the healthcare operating environment and uncertainties affecting the economic and capital markets environment and the financial services industry pose risks and uncertainties to our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to the following: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument sets may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument sets required to support procedures nationwide.
Term Loan
Our outstanding debt is related to a term loan pursuant to the Loan and Security Agreement dated August 12, 2021 (the “Original Loan Agreement”), entered into by us and Silicon Valley Bank (“SVB” or “Lender”). Pursuant to the Original Loan Agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to us (the “Original Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement (the “Amendment” and together with the Original Loan Agreement, the “Amended Loan Agreement”) with SVB, which increased our Original Term Loan facility of $35.0 million to $36.0 million. Upon entry into the Amendment, we borrowed $36.0 million pursuant to a new term loan (the “Term Loan”), which was substantially used to repay in full the Original Term Loan, and we also secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”) and an uncommitted accordion term loan in an aggregate principal amount of up to $15.0 million, which accordion may be approved by the Lender, solely in its discretion, upon our request. The Term Loan matures on December 1, 2027 (the “Term Loan Maturity Date”). Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of (i) the prime rate as published in the Wall Street Journal plus 0.5% or (ii) 6.75%. Commencing on July 1, 2025, we will be required to make monthly principal Term Loan amortization payments. A final fee payment of 2% of the original principal amount of the Term Loan is due upon the earlier of the Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the Term Loan. We may elect to prepay the Term Loan in whole prior to the Term Loan Maturity Date subject to a prepayment fee equal to 2% of the principal amount of the Term Loan prepaid at such time. No prepayment fee would be due if the Term Loan is refinanced by the Lender. Pursuant to the terms of the Amended Loan Agreement, revolving loans may be borrowed, repaid and reborrowed until the maturity date, which will be July 6, 2025 (the “Revolving Line Maturity Date”). Borrowings under the Revolving Line are based on 80% of eligible domestic accounts receivable borrowing base. Interest on the outstanding balance of the Revolving Line will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal or 6.25%. Interest on borrowings is due monthly and any principal balance is due on the Revolving Line Maturity Date, provided that when Revolving Line Advances are outstanding, in the event we do not maintain an adjusted quick ratio of at least 1.5 to 1.0, then falling below such threshold will allow the Lender to apply accounts receivable collections to outstanding Revolving Line borrowings. We will pay a total commitment fee of $187,500 on account of the Revolving Line payable in installments, but fully earned at close. We will also be required to pay a fee of $150,000 if we terminate the Amended Loan Agreement or the Revolving Line prior to Revolving Line Maturity Date, or if the Lender terminates the Loan Agreement or the Revolving Line following an event of default. No termination fee would be due if the Revolving Line is replaced with a new facility with the Lender.
On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with First-Citizens which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply.No amounts were outstanding under the Revolving Line as of March 31, 2024.
On March 10, 2023, we violated certain terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Second Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of March 31, 2024, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to redirect certain customer payments and transfer certain cash management account balances, in each case, back to First-Citizens. As of March 31, 2024, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such customer payments are directed back to certain First-Citizens cash collateral accounts, and certain balances and funds are moved back to the First-Citizens cash collateral accounts and other accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolving Line.

The Second Amended Loan Agreement contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens' security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness of our company and our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect. In addition, the Second Amended Loan Agreement contains a financial covenant which requires us to maintain, at all times during which we are subject to financial covenants under the Second Amended Loan Agreement is in effect, certain net revenue levels as agreed upon by us and First-Citizens. If we do not comply with the various covenants under the Second Amended Loan Agreement and an event of default occurs under the Second Amended Loan Agreement, the interest rate on outstanding amounts can increase by 3% and First-Citizens may, subject to various customary cure rights, decline to provide additional advances under the Revolving Line, require the immediate payment of all loans and other amounts outstanding under the Second Amended Loan Agreement, and foreclose on all collateral.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 27, 2024. As of March 31, 2024, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$22,800	$13,920	$—
Interest obligations (2)	8,080	2,475	5,006	599	—
Operating lease obligations	2,783	1,160	1,616	7	—
Purchase obligations	207	207	—	—	—
Total	$47,790	$3,842	$29,422	$14,526	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 9.00% as of March 31, 2024.

This compared to $49.2 million of contractual obligations as of December 31, 2023.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(7,571)	$(10,753)	$3,182
Investing activities	6,347	11,703	(5,356)
Financing activities	105	1,205	(1,100)
Effects of exchange rate changes on cash and cash equivalents	(112)	97	(209)
Net increase (decrease) in cash and cash equivalents	$(1,231)	$2,252	$(3,483)
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 of $7.6 million resulted from cash outflows due to a net loss of $10.9 million, adjusted for $7.1 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $3.7 million. Net cash used in operating activities for the three months ended March 31, 2023 of $10.8 million resulted from cash outflows due to a net loss of $11.1 million, adjusted for $7.0 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $6.6 million. The decrease in net loss, net of non-cash items for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2024 was primarily due to higher account payables and lower accrued liabilities attributable to the normal course timing of expenses. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2023 were primarily due to higher accounts receivable due to timing of collections, higher inventory due to the inventory build-up related to our implants, lower accounts payable, accrued liabilities and prepaid expenses attributable to the normal course timing of expenses.

Cash Flows From Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2024 was $6.3 million compared to cash provided by investing activities of $11.7 million in the three months ended March 31, 2023. Net cash provided by investing activities for the three months ended March 31, 2024 consisted of purchases of our marketable securities net of maturities of $8.4 million, and purchases of property and equipment of $2.1 million primarily related to individual components in instrument sets to support revenue growth. Net cash provided by investing activities for the three months ended March 31, 2023 consisted of maturities of our marketable securities net of purchases of $14.3 million, partially offset by purchases of property and equipment of $2.6 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2024 was $0.1 million resulting from the issuance of common stock under our stock-based incentive compensation plans. This compares to $1.2 million resulting from net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens and proceeds of $0.5 million from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Significant Judgments, and Use of Estimates” in our 2023 Annual Report. There had been no material changes to the descriptions of these accounting policies, judgments and estimates.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three months ended March 31, 2024 and 2023 were not material. A hypothetical 10 percent change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned and market value on our cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities. The market value of our marketable securities may decline if current market interest rates rise. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We do not make investments for trading or speculative purposes.
Interest on the Term Loan will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal plus 0.5% or 6.75%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and amount of our Term Loan, therefore a hypothetical 10 percent change in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of March 31, 2024, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report. The risk factors described in our 2023 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2023 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 7, 2024.

SI-BONE, Inc.

Date:	May 7, 2024	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 7, 2024	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)