Form 10-Q
period 2024-06-30
SI-BONE, Inc.
filed 2024-08-06
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 41,694,135 as of July 31, 2024.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•Our expectation that a significant portion of our revenues will be derived from sales of a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products;
•our ability to develop and commercialize additional revenue opportunities, including new indications for use and new products;
•our ability to retain and selectively grow our sales team based on the demand for our products;
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
•the impact of changes in coding and reimbursement of procedures using our products and related procedures and products;
•competition in the markets we serve;
•our expectations of the reliability and performance of our products;
•our expectations of the benefits of our products to patients, providers, and payors;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,577	$33,271
Short-term investments	125,950	132,748
Accounts receivable, net of allowance for credit losses of $1,291 and $1,118, respectively	24,796	21,953
Inventory	23,233	20,249
Prepaid expenses and other current assets	2,777	3,173
Total current assets	202,333	211,394
Property and equipment, net	19,108	16,000
Operating lease right-of-use assets	2,079	2,706
Other non-current assets	323	325
TOTAL ASSETS	$223,843	$230,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,180	$4,588
Accrued liabilities and other	13,496	17,452
Operating lease liabilities, current portion	1,384	1,416
Total current liabilities	22,060	23,456
Long-term borrowings	36,149	36,065
Operating lease liabilities, net of current portion	887	1,511
Other long-term liabilities	14	18
TOTAL LIABILITIES	59,110	61,050

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,510,811 and 40,693,299 shares issued and outstanding, respectively	4	4
Additional paid-in capital	584,786	569,477
Accumulated other comprehensive income	227	335
Accumulated deficit	(420,284)	(400,441)
TOTAL STOCKHOLDERS’ EQUITY	164,733	169,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,843	$230,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$39,969	$33,305	$77,836	$66,013
Cost of goods sold	8,393	6,318	16,395	12,242
Gross profit	31,576	26,987	61,441	53,771
Operating expenses:
Sales and marketing	28,970	27,492	58,357	54,805
Research and development	4,352	3,656	8,697	6,947
General and administrative	8,332	7,802	16,508	15,275
Total operating expenses	41,654	38,950	83,562	77,027
Loss from operations	(10,078)	(11,963)	(22,121)	(23,256)
Interest and other income (expense), net:
Interest income	2,015	1,582	4,128	2,515
Interest expense	(880)	(850)	(1,761)	(1,689)
Other income (expense)	4	25	(89)	99
Net loss	$(8,939)	$(11,206)	$(19,843)	$(22,331)
Other comprehensive income (loss):
Changes in foreign currency translation	(31)	3	(2)	(19)
Unrealized gain (loss) on marketable securities	(8)	(5)	(106)	85
Comprehensive loss	$(8,978)	$(11,208)	$(19,951)	$(22,265)

Net loss per share, basic and diluted	$(0.22)	$(0.30)	$(0.48)	$(0.61)

Weighted-average number of common shares used to compute basic and diluted net loss per share	41,317,627	37,864,185	41,126,009	36,399,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—	—	—
Stock-based compensation	—	—	7,030	—	—	7,030
Foreign currency translation	—	—	—	29	—	29
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	4	576,612	266	(411,345)	165,537
Issuance of common stock upon exercise of stock options, net of shares withheld	69,428	—	304	—	—	304
Issuance of common stock related to employee stock purchase plan	114,636	—	1,472	—	—	1,472
Issuance of common stock upon vesting of restricted stock units	247,985	—	—	—	—	—
Stock-based compensation	—	—	6,398	—	—	6,398
Foreign currency translation	—	—	—	(31)	—	(31)
Net unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(8,939)	(8,939)
Balance as of June 30, 2024	41,510,811	4	584,786	227	(420,284)	164,733

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90

Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	3	461,886	300	(368,230)	93,959
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	497,926	—	3,515	—	—	3,515
Issuance of common stock related to employee stock purchase plan	130,867	—	1,471	—	—	1,471
Issuance of common stock upon vesting of restricted stock units	261,709	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	5,998	—	—	5,998
Foreign currency translation	—	—	—	3	—	3
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(11,206)	(11,206)
Balance as of June 30, 2023	40,087,765	$4	$556,541	$298	$(379,436)	$177,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(19,843)	$(22,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,428	12,192
Depreciation and amortization	2,081	2,322
Accounts receivable credit losses	240	103
Amortization of discount and premium on marketable securities	(3,019)	(1,249)
Inventory reserve	366	159
Amortization of debt issuance costs	85	123
Loss on disposal of property and equipment	819	340
Changes in operating assets and liabilities:
Accounts receivable	(3,022)	88
Inventory	(3,314)	(3,452)
Prepaid expenses and other assets	399	262
Accounts payable	1,828	(7)
Accrued liabilities and other	(3,953)	(2,893)
Net cash used in operating activities	(13,905)	(14,343)
Cash flows from investing activities
Maturities of marketable securities	119,000	69,000
Purchases of marketable securities	(109,288)	(49,723)
Purchases of property and equipment	(5,195)	(5,293)
Net cash provided by investing activities	4,517	13,984
Cash flows from financing activities
Proceeds from public offering, net of discounts, commissions and offering costs	—	84,137
Proceeds from debt financing	—	36,000
Repayments of debt financing	—	(35,275)
Payments of debt issuance costs	—	(40)
Proceeds from issuance of common stock under employee stock purchase plan	1,472	1,471
Proceeds from the exercise of stock options	409	4,035
Net cash provided by financing activities	1,881	90,328
Effect of exchange rate changes on cash and cash equivalents	(187)	129
Net increase (decrease) in cash and cash equivalents	(7,694)	90,098
Cash and cash equivalents at
Beginning of period	33,271	20,717
End of period	$25,577	$110,815
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	1,293	510
Public offering costs included in accounts payable	$—	$465
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging its knowledge of pelvic anatomy and biomechanics, the Company has pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. The Company’s products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching its first generation iFuse in 2009, the Company has launched multiple titanium implant product lines, including iFuse-3D in 2017, iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA, an implantable bone product, in January 2024.Within the United States, iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult spinal deformity and degeneration, and pelvic trauma.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2023 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024 (the “2023 Annual Report”).
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
Change in accounting estimate
During the first quarter of 2024, the Company reassessed the useful life of its instrument trays based on a comprehensive evaluation of usage trends and its estimate on the average life of instruments before loss or damage that requires disposal. As a result of this review, the Company determined that extending the useful life of its instrument trays would more accurately reflect its anticipated future economic benefits. Effective January 1, 2024, the Company changed its estimates of the useful lives of instrument trays from three to five years. The effect of this change in estimate reduced depreciation expense by $0.5 million, resulting in a decrease in net loss of $0.5 million and basic and diluted earnings per share by $0.01 for the three months ended June 30, 2024. The effect of this change in estimate reduced depreciation expense by $1.0 million, resulting in a decrease in loss from operations and net loss of $1.0 million and basic and diluted earnings per share by $0.03 for the six months ended June 30, 2024.

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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The following table summarizes the Company's revenue by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
United States	$37,813	$31,215	$73,238	$61,665
International	2,156	2,090	4,598	4,348
	$39,969	$33,305	$77,836	$66,013
Recent Accounting Pronouncements
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

The table below summarizes the marketable securities:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$21,693	$—	$—	$21,693
Cash equivalents	21,693	—	—	21,693

U.S. treasury securities	125,990	1	(41)	125,950
Short-term investments	125,990	1	(41)	125,950
Total marketable securities	$147,683	$1	$(41)	$147,643

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$23,331	$—	$—	$23,331
Cash equivalents	23,331	—	—	23,331

U.S. treasury securities	129,695	67	—	129,762
U.S. agency bonds	2,988	—	(2)	2,986
Short-term investments	132,683	67	(2)	132,748
Total marketable securities	$156,014	$67	$(2)	$156,079
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the three and six months ended June 30, 2024 and 2023, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.3 million as of June 30, 2024, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of June 30, 2024 or December 31, 2023.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$21,693	$—	$—	$21,693
U.S. treasury securities	125,950	—	—	125,950
Total marketable securities	$147,643	$—	$—	$147,643

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$23,331	$—	$—	$23,331
U.S. treasury securities	129,762	—	—	129,762
U.S. agency bonds	—	2,986	—	2,986
Total marketable securities	$153,093	$2,986	$—	$156,079

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of June 30, 2024, inventory consisted of finished goods of $21.2 million and work-in-progress and components of $2.0 million. As of December 31, 2023, inventory consisted of finished goods of $18.8 million and work-in-progress and components of $1.4 million.
Property and Equipment, net:

	June 30, 2024	December 31, 2023
	(in thousands)
Instrument trays	$19,830	$18,205
Machinery and equipment	3,189	3,067
Construction in progress	6,761	3,856
Computer and office equipment	2,354	1,856
Leasehold improvements	3,873	3,873
Furniture and fixtures	388	389
	36,395	31,246
Less: Accumulated depreciation and amortization	(17,287)	(15,246)
	$19,108	$16,000

As of June 30, 2024, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $6.3 million and software costs of $0.5 million. As of December 31, 2023, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $3.5 million and software costs of $0.4 million. Depreciation expense was $1.0 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $2.1 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.
Accrued Liabilities and Other:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$8,893	$13,464
Accrued royalty	1,581	1,360
Accrued professional services	953	929
Others	2,069	1,699
	$13,496	$17,452
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$1,118	$400
Provision	240	761
Write-offs	(67)	(43)
Balance at end of period	$1,291	$1,118

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California which expires in July 2026 and a building used for research and development and warehouse space in Santa Clara, California which expires in October 2026. The Company also has a non-cancelable operating lease for its office building spaces in Gallarate, Italy which expires in August 2027.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2024 to 2026.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$370	$390	$753	$783
Variable lease expense	146	124	281	201
Total lease expense	$516	$514	$1,034	$984

Cash paid for amounts included in the measurement of operating lease liabilities	$388	$439	$786	$836
Leased assets obtained in exchange for new operating lease liabilities	$—	$103	$—	$124

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	1.82	2.20
Weighted average discount rate	5.92%	5.87%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2024 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2024	$771
2025	1,053
2026	563
2027	7
2028	—
Thereafter	—
Total operating lease payments	2,394
Less: imputed interest	(123)
Total operating lease liabilities	$2,271

As of June 30, 2024, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers wherein the Company is required to purchase the amounts forecasted in a blanket purchase order. The contractual obligations

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million as of June 30, 2024 and December 31, 2023.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	June 30, 2024	December 31, 2023
	(in thousands)
Principal outstanding and final fee	$36,720	$36,720
Less: Unamortized debt issuance costs	(71)	(81)
Unaccreted value of final fee	(500)	(574)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$36,149	$36,065
Classified as:
Long-term borrowings	$36,149	$36,065
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
On March 14, 2023, all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”).
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with SVB which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply. No amounts were outstanding under the Revolver as of June 30, 2024.
The Company accounted for the Second Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Original Loan Agreement together with any lender fees incurred in connection with the entry of the Second Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through December 2027.
As of June 30, 2024, the Company was in compliance with all other debt covenants, provided, however, that in order to access future credit advances under the Revolving Line, it will be required to redirect certain customer payments and transfer certain cash management account balances, in each case, back to First-Citizens. As of June 30, 2024, the Company had cash management accounts with a financial institution other than First-Citizens and instructed its customers to direct payments to the Company to these separate operating accounts. Until such customer payments are directed back to certain First-Citizens cash collateral accounts, and certain balances and funds are moved back to the First-Citizens cash collateral accounts and other accounts held at First-Citizens, the Company will be unable to obtain credit advances under the Revolving Line.
The effective interest rate related to the First-Citizens Term Loan for the three and six months ended June 30, 2024 was 9.3%. The effective interest rate related to the First-Citizens Term Loan for the three and six months ended June 30, 2023 was 8.9% and 8.8%, respectively.
The table below summarizes the future principal and final fee payments under the Fist-Citizens Term Loan as of June 30, 2024:

Year ending December 31,	(in thousands)
Remainder of 2024	$—
2025	8,400
2026	14,400
2027	13,920
2028	—
Total principal and final fee payments	$36,720
The Second Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of June 30, 2024, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
Exercised	(99,320)	$4.11
Canceled and forfeited	(1,111)	$18.47
Outstanding as of June 30, 2024	1,088,277	$10.68	3.21	$5,648
Options vested and exercisable, June 30, 2024	1,088,277	$10.68	3.21	$5,648
Options vested and expected to vest, June 30, 2024	1,088,277	$10.68	3.21	$5,648
As of June 30, 2024, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three and six months ended June 30, 2024 and 2023.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over one to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of June 30, 2024, the unrecognized compensation cost related to the RSUs was $36.9 million, which is expected to be recognized over a period of approximately 2.6 years.
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
As of June 30, 2024, the unrecognized compensation cost related to the PSUs was $5.9 million, which is expected to be recognized over a period of approximately 2.2 years.
The table below summarizes RSU and PSU activity for the six months ended June 30, 2024:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,899,790	$19.93	385,122	$14.74
Granted	1,041,308	18.35	319,858	18.48
Vested	(509,117)	21.19	(94,439)	16.27
Canceled and forfeited	(44,048)	20.10	—	—
Outstanding as of June 30, 2024	2,387,933	18.97	610,541	16.47
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 114,636 and 130,867 shares under the ESPP, representing $1.5 million in employee contributions for each of the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of goods sold	$257	$161	$491	$298
Sales and marketing	2,709	2,702	5,930	5,612
Research and development	823	748	1,643	1,500
General and administrative	2,609	2,387	5,364	4,782
	$6,398	$5,998	$13,428	$12,192
Warrants
The table below summarizes common stock warrants activity for the six months ended June 30, 2024:

Date		Outstanding Balance at December 31, 2023	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at June 30, 2024
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—		—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		85,139		—	—	—	85,139

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss	$(8,939)	$(11,206)	$(19,843)	$(22,331)

Weighted-average shares used to compute basic and diluted net loss per share	41,317,627	37,864,185	41,126,009	36,399,309

Net loss per share, basic and diluted	$(0.22)	$(0.30)	$(0.48)	$(0.61)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	1,088,277	1,269,147	1,088,277	1,269,147
Restricted stock units	2,998,474	2,320,750	2,998,474	2,320,750
ESPP purchase rights	63,987	38,727	63,987	38,727
Common stock warrants	85,139	85,139	85,139	85,139
	4,235,877	3,713,763	4,235,877	3,713,763

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. Related Party Transactions
On February 24, 2020, the Company entered into a joint development agreement (the “Development Agreement”) with SeaSpine Orthopedics Corporation (“SeaSpine”), which merged with Orthofix Medical, Inc. ("Orthofix"), to develop a next generation device for sacropelvic fixation. On April 27, 2021, the Company and SeaSpine entered into that certain Addendum No.1 to the Development Agreement to extend certain obligations as described under the Development Agreement to a consultant of the Company. Mr. Keith C. Valentine, formerly a member of the Company’s Board of Directors from August 2015 through June 2024, served as the President, Chief Executive Officer and a member of the board of directors of SeaSpine until its merger with Orthofix in January 2023, and subsequently as the President, Chief Executive Officer and a member of the board of directors of Orthofix until his resignation in October 2023. Subsequent to October 4, 2023, SeaSpine is no longer a related party of the Company.
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three and six months ended June 30, 2023, the Company did not incur any reimbursement charges from Seaspine.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.1 million royalty for the three and six months ended June 30, 2023.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2024 and 2023. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of June 30, 2024 compared to December 31, 2023.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12. Subsequent Event

On July 18, 2024, the Company and BIXBY SPE FINANCE 11, LLC (“Landlord”) entered into the Second Amendment (the “Second Lease Amendment”) to the Office Lease Agreement (the “Original Lease”) dated as of February 2, 2018, as amended by that certain First Amendment to Lease (the “First Amendment”) dated as of April 16, 2018 and as further supplemented by that certain Telecommunications License Agreement dated as of October 23, 2019 (collectively, as amended, the “Lease”). The Lease is for 21,848 square feet of office space located at 471 El Camino Real, Santa Clara, California, the Company’s corporate headquarters. Pursuant to the Second Lease Amendment, the Company and Landlord agreed to extend the term of the Lease for an additional period of fourteen months commencing on June 1, 2025 (the “Extension Date”), and expiring July 31, 2026 (the “Expiration Date”) with the base rent in the amount of $43,696 per month. The Company shall not be required to pay monthly base rent for the first three months from and after the Extension Date. Pursuant to the Second Lease Amendment, the Company agreed to continue to pay its share of operating expenses and taxes through the Expiration Date. The Second Lease Amendment terminates the 5-year extension option contained in the Original Lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of this our Annual Report on Form 10-K filed on February 27, 2024, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple titanium implant product lines, including iFuse-3D in 2017, iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA, an implantable bone product, in January 2024. Within the United States, iFuse, iFuse-3D and iFuse-TORQ have clearances for applications across sacroiliac joint dysfunction and fusion, adult spinal deformity and degeneration, and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of June 30, 2024, over 100,000 procedures have been performed using our products by over 3,900 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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

As of June 30, 2024, our U.S. sales force consisted of 84 territory sales managers and 69 clinical support specialists directly employed by us and 204 third-party sales agents, compared to 85 territory sales managers and 66 clinical support specialists directly employed by us and 141 third-party sales agents as of June 30, 2023. As of June 30, 2024, our international sales force consisted of 11 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers, compared to 12 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers as of June 30, 2023.
As of June 30, 2024, over 20 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers, or ASCs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of June 30, 2024 and 2023, in the United States more than 2,900 and 2,400 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of June 30, 2024 and 2023, more than 1,000 and 940 physicians, respectively, have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained approximately 1,700 surgical residents and fellows in nearly 250 academic programs in the United States.
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
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi-center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing multi-segmental, or long-construct, spinal fusion. We anticipate the results for the primary endpoint in 2025. We are working with a select group of physicians on STACI, a prospective study on the use of iFuse-TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide post-market information on the safety and effectiveness of minimally invasive sacroiliac joint fusion procedures performed with iFuse-TORQ. We are no longer actively recruiting patients in our SAFFRON study and anticipate publishing follow-up results in 2025.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the six months ended June 30, 2024, we spent $8.7 million on research and development, equating to 11% of our revenue. During the six months ended June 30, 2023, we spent $6.9 million on research and development, equating to 11% of our revenue.

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
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of June 30, 2024, our trailing twelve month average revenue per territory sales manager was approximately $1.7 million.
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
Our revenue from sales of implants fluctuates based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, product launches, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals, ASCs and office-based labs or OBLs. Further, revenue results can differ based upon the mix of business between U.S. and international sales mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.

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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$39,969	100%	$33,305	100%	$77,836	100%	$66,013	100%
Cost of goods sold	8,393	21%	6,318	19%	16,395	21%	12,242	19%
Gross profit	31,576	79%	26,987	81%	61,441	79%	53,771	81%
Operating expenses:
Sales and marketing	28,970	72%	27,492	83%	58,357	75%	54,805	83%
Research and development	4,352	11%	3,656	11%	8,697	11%	6,947	11%
General and administrative	8,332	21%	7,802	23%	16,508	21%	15,275	23%
Total operating expenses	41,654	104%	38,950	117%	83,562	107%	77,027	117%
Loss from operations	(10,078)	(25)%	(11,963)	(36)%	(22,121)	(28)%	(23,256)	(36)%
Interest and other income (expense), net:
Interest income	2,015	5%	1,582	5%	4,128	5%	2,515	4%
Interest expense	(880)	(2)%	(850)	(3)%	(1,761)	(2)%	(1,689)	(3)%
Other income (expense), net	4	—%	25	—%	(89)	—%	99	—%
Net loss	$(8,939)	(22)%	$(11,206)	(34)%	$(19,843)	(25)%	$(22,331)	(35)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$37,813	95%	$31,215	94%	$73,238	94%	$61,665	93%
International	2,156	5%	2,090	6%	4,598	6%	4,348	7%
	$39,969	100%	$33,305	100%	$77,836	100%	$66,013	100%

Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$39,969	$33,305	$6,664	20%
Cost of goods sold	8,393	6,318	2,075	33%
Gross profit	$31,576	$26,987	$4,589	17%
Gross margin	79%	81%

Revenue. The increase in revenue for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by a $6.7 million increase in our U.S. revenue from the increase in case volumes due to our expanded product portfolio.

Gross Profit and Gross Margin. Gross profit increased $4.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, mainly driven by higher revenue. The gross margin was 79% for the three months ended June 30, 2024 as compared to 81% for the three months ended June 30, 2023. Gross margin decreased in the three months ended June 30,
2024 as compared to the three months ended June 30, 2023, primarily due to the changes in procedure and product mix.

Operating Expenses:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$28,970	$27,492	$1,478	5%
Research and development	4,352	3,656	696	19%
General and administrative	8,332	7,802	530	7%
Total operating expenses	$41,654	$38,950	$2,704	7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to a $1.0 million increase in commissions driven by higher revenues and $0.5 million increase in training, travel and consulting costs to support the expansion of our sales and marketing activities.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $0.4 million increase in product development activities and $0.3 million increase in employee-related costs and stock-based compensation due to an increase in headcount within research and development departments.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to a $0.3 million increase in employee-related costs and stock-based compensation due to an increase in headcount within general and administrative departments and a $0.2 million increase in legal, consulting and travel costs as we continue to invest in our general and administrative organizations to support our business growth.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,015	$1,582	$433	27%
Interest expense	(880)	(850)	(30)	(4)%
Other income (expense), net	4	25	(21)	84%
Total interest and other expense, net	$1,139	$757	$382	(50)%
Interest Income. The increase in interest income for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates.
Interest Expense. The increase in interest expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to foreign currency fluctuations.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$77,836	$66,013	$11,823	18%
Cost of goods sold	16,395	12,242	4,153	34%
Gross profit	$61,441	$53,771	$7,670	14%
Gross margin	79%	81%

Revenue. The increase in revenue for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by a $11.6 million increase in our U.S. revenue due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $7.7 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, mainly driven by higher revenue. The gross margin was 79% for the six months ended June 30, 2024 as compared to 81% for the six months ended June 30, 2023. Gross margin decreased in the six months ended June 30, 2024 as compared to the six months ended June 30, 2024, primarily due to changes in procedure and product mix.

Operating Expenses:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$58,357	$54,805	$3,552	6%
Research and development	8,697	6,947	1,750	25%
General and administrative	16,508	15,275	1,233	8%
Total operating expenses	$83,562	$77,027	$6,535	8%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to a $1.7 million increase in training and travel costs to support the expansion of our sales and marketing activities, $1.5 million increase in commissions driven by higher revenues, and a $0.4 million increase in employee-related costs and stock-based compensation driven by an increase in headcount within sales and marketing departments.

Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $1.3 million increase in research, regulatory, and consulting fees to support our product development activities and a $0.5 million increase in employee-related costs and stock-based compensation due to an increase in headcount within research and development departments.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a $1.0 million increase in employee-related costs and stock-based compensation due to an increase in headcount within general and administrative departments, a $0.1 million increase in audit fees related to the audit of our financial statements and the audit of our internal control over financial reporting, and a $0.1 million increase in allowance for credit losses on certain aged receivable balances.
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$4,128	$2,515	$1,613	64%
Interest expense	(1,761)	(1,689)	(72)	(4)%
Other income (expense), net	(89)	99	(188)	190%
Total interest and other expense, net	$2,278	$925	$1,353	(146)%
Interest Income. The increase in interest income for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates earned.
Interest Expense. The increase in interest expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and marketable securities of $151.5 million compared to $166.0 million as of December 31, 2023. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of June 30, 2024 and December 31, 2023, we had $36.1 million in outstanding debt.
As of June 30, 2024, we had an accumulated deficit of $420.3 million, compared to $400.4 million as of December 31, 2023. During the six months ended June 30, 2024, we incurred a net loss of $19.8 million. During the years ended December 31, 2023 and 2022, we incurred a net loss of $43.3 million and $61.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
In May 2023, we received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions from the public offering of our common stock.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months from the filing of this Form 10-Q. However, the economic impact of a potential future disruptions in the healthcare operating environment and uncertainties affecting the economic and capital markets environment and the financial services industry pose risks and uncertainties to our future available capital resources. Further, we may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to the following: (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument trays may become more acute and may limit the number of revenue opportunities that we pursue. Each new product line introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument trays required to support procedures nationwide.

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
On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with First-Citizens which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply. No amounts were outstanding under the Revolving Line as of June 30, 2024.
On March 10, 2023, we violated certain terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Second Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of June 30, 2024, we were in compliance with all debt covenants, provided, however, that in order to access future credit advances under the Revolving Line of Credit, we will be required to redirect certain customer payments and transfer certain cash management account balances, in each case, back to First-Citizens. As of June 30, 2024, we had cash management accounts with a financial institution other than First-Citizens and instructed our customers to direct payments to us to these separate operating accounts. Until such customer payments are directed back to certain First-Citizens cash collateral accounts, and certain balances and funds are moved back to the First-Citizens cash collateral accounts and other accounts held at First-Citizens, we will be unable to obtain credit advances under the Revolving Line.

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
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 27, 2024. As of June 30, 2024, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$22,800	$13,920	$—
Interest obligations (2)	7,261	1,656	5,006	599	—
Operating lease obligations	2,394	771	1,616	7	—
Purchase obligations	379	379	—	—	—
Total	$46,754	$2,806	$29,422	$14,526	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 9.00% as of June 30, 2024.

This compared to $49.2 million of contractual obligations as of December 31, 2023.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(13,905)	$(14,343)	$438
Investing activities	4,517	13,984	(9,467)
Financing activities	1,881	90,328	(88,447)
Effects of exchange rate changes on cash and cash equivalents	(187)	129	(316)
Net increase (decrease) in cash and cash equivalents	$(7,694)	$90,098	$(97,792)
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 of $13.9 million resulted from cash outflows due to a net loss of $19.8 million, adjusted for $14.0 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $8.1 million. Net cash used in operating activities for the six months ended June 30, 2023 of $14.3 million resulted from cash outflows due to a net loss of $22.3 million, adjusted for $14.0 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $6.0 million. The decrease in net loss, net of non-cash items for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2024 was primarily due to higher inventory due to new product introductions, higher accounts receivable due to timing of collections, and higher accrued liabilities attributable to the normal timing of expenses. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2023 was primarily due to higher inventory due to the inventory build-up related to our implants, and lower accrued liabilities attributable to the normal course timing of expenses.

Cash Flows From Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2024 was $4.5 million compared to cash provided by investing activities of $14.0 million in the six months ended June 30, 2023. Net cash provided by investing activities for the six months ended June 30, 2024 consisted of purchases of our marketable securities net of maturities of $9.7 million, and purchases of property and equipment of $5.2 million primarily related to individual components in instrument sets to support revenue growth. Net cash provided by investing activities for the six months ended June 30, 2023 consisted of maturities of our marketable securities net of purchases of $19.3 million, partially offset by purchases of property and equipment of $5.3 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara.
Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2024 was $1.9 million resulting from the issuance of common stock under our stock-based incentive compensation plans. This compares to $90.3 million of cash provided by financing activities in the six months ended June 30, 2023 resulting from net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens, proceeds of $4.0 million from the issuance of common stock under our stock-based incentive compensation plans, and proceeds of $84.1 million, excluding the payment of $0.5 million in offering costs, from the issuance of common stock under our follow-on public offering.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and six months ended June 30, 2024 and 2023 were not material. A hypothetical 10 percent change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
As of June 30, 2024, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended June 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38701	3.1	6/26/2024
3.3	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 6, 2024.

SI-BONE, Inc.

Date:	August 6, 2024	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 6, 2024	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)