Form 10-Q
period 2024-09-30
SI-BONE, Inc.
filed 2024-11-12
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 41,938,179 as of October 31, 2024.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$30,225	$33,271
Short-term investments	120,593	132,748
Accounts receivable, net of allowance for credit losses of $1,331 and $1,118, respectively	24,909	21,953
Inventory	25,518	20,249
Prepaid expenses and other current assets	2,454	3,173
Total current assets	203,699	211,394
Property and equipment, net	20,748	16,000
Operating lease right-of-use assets	2,225	2,706
Other non-current assets	326	325
TOTAL ASSETS	$226,998	$230,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,318	$4,588
Accrued liabilities and other	16,156	17,452
Operating lease liabilities, current portion	1,210	1,416
Total current liabilities	24,684	23,456
Long-term borrowings	36,192	36,065
Operating lease liabilities, net of current portion	1,135	1,511
Other long-term liabilities	13	18
TOTAL LIABILITIES	62,024	61,050

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 41,790,410 and 40,693,299 shares issued and outstanding, respectively	4	4
Additional paid-in capital	591,247	569,477
Accumulated other comprehensive income	582	335
Accumulated deficit	(426,859)	(400,441)
TOTAL STOCKHOLDERS’ EQUITY	164,974	169,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$226,998	$230,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$40,340	$34,014	$118,176	$100,027
Cost of goods sold	8,437	7,041	24,832	19,283
Gross profit	31,903	26,973	93,344	80,744
Operating expenses:
Sales and marketing	27,448	26,512	85,805	81,317
Research and development	3,993	3,919	12,690	10,866
General and administrative	8,095	7,711	24,603	22,986
Total operating expenses	39,536	38,142	123,098	115,169
Loss from operations	(7,633)	(11,169)	(29,754)	(34,425)
Interest and other income (expense), net:
Interest income	1,936	2,174	6,064	4,689
Interest expense	(884)	(884)	(2,647)	(2,573)
Other income (expense)	6	(143)	(81)	(44)
Net loss	$(6,575)	$(10,022)	$(26,418)	$(32,353)
Other comprehensive income (loss):
Changes in foreign currency translation	139	53	137	34
Unrealized gain on marketable securities	216	5	110	90
Comprehensive loss	$(6,220)	$(9,964)	$(26,171)	$(32,229)

Net loss per share, basic and diluted	$(0.16)	$(0.25)	$(0.64)	$(0.86)

Weighted-average number of common shares used to compute basic and diluted net loss per share	41,717,505	40,265,520	41,324,614	37,702,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335		$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—		—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—		—	—
Stock-based compensation	—	—	7,030	—		—	7,030
Foreign currency translation	—	—	—	29		—	29
Net unrealized loss on marketable securities	—	—	—	(98)		—	(98)
Net loss	—	—	—	—		(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	4	576,612	266		(411,345)	165,537
Issuance of common stock upon exercise of stock options, net of shares withheld	69,428	—	304	—		—	304
Issuance of common stock related to employee stock purchase plan	114,636	—	1,472	—		—	1,472
Issuance of common stock upon vesting of restricted stock units	247,985	—	—	—		—	—
Stock-based compensation	—	—	6,398	—		—	6,398
Foreign currency translation	—	—	—	(31)		—	(31)
Net unrealized loss on marketable securities	—	—	—	(8)		—	(8)
Net loss	—	—	—	—		(8,939)	(8,939)
Balance as of June 30, 2024	41,510,811	4	584,786	227		(420,284)	164,733
Issuance of common stock upon exercise of stock options, net of shares withheld	42,540	—	155	—		—	155
Issuance of common stock upon vesting of restricted stock units	237,059	—	—	—		—	—
Stock-based compensation	—	—	6,306	—		—	6,306
Foreign currency translation	—	—	—	139		—	139
Net unrealized loss on marketable securities	—	—	—	216		—	216
Net loss	—	—	—	—		(6,575)	(6,575)
Balance as of September 30, 2024	41,790,410	$4	$591,247	$582	—	$(426,859)	$164,974

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock upon exercise of stock options, net of shares withheld	120,266	—	520	—	—	520
Issuance of common stock upon vesting of restricted stock units	254,320	—	—	—	—	—
Stock-based compensation	—	—	6,194	—	—	6,194
Foreign currency translation	—	—	—	(22)	—	(22)
Net unrealized gain on marketable securities	—	—	—	90	—	90
Net loss	—	—	—	—	(11,125)	(11,125)
Balance as of March 31, 2023	35,106,163	3	461,886	300	(368,230)	93,959
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	497,926	—	3,515	—	—	3,515
Issuance of common stock related to employee stock purchase plan	130,867	—	1,471	—	—	1,471
Issuance of common stock upon vesting of restricted stock units	261,709	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	5,998	—	—	5,998
Foreign currency translation	—	—	—	3	—	3
Net unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(11,206)	(11,206)
Balance as of June 30, 2023	40,087,765	4	556,541	298	(379,436)	177,407
Issuance of common stock upon exercise of stock options, net of shares withheld	52,302	—	229	—	—	229
Issuance of common stock upon vesting of restricted stock units	237,624	—	—	—	—	—
Stock-based compensation	—	—	5,928	—	—	5,928
Foreign currency translation	—	—	—	53	—	53
Net unrealized loss on marketable securities	—	—	—	5	—	5
Net loss	—	—	—	—	(10,022)	(10,022)
Balance as of September 30, 2023	40,377,691	$4	$562,698	$356	$(389,458)	$173,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,418)	$(32,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,734	18,120
Depreciation and amortization	3,166	3,855
Accounts receivable credit losses	328	352
Amortization of discount and premium on marketable securities	(4,254)	(2,417)
Inventory reserve	618	190
Amortization of debt issuance costs	127	165
Loss on disposal of property and equipment	1,250	941
Changes in operating assets and liabilities:
Accounts receivable	(3,304)	344
Inventory	(5,922)	(5,229)
Prepaid expenses and other assets	718	460
Accounts payable	1,757	(876)
Accrued liabilities and other	(1,403)	32
Net cash used in operating activities	(13,603)	(16,416)
Cash flows from investing activities
Maturities of marketable securities	186,500	93,500
Purchases of marketable securities	(169,983)	(127,680)
Purchases of property and equipment	(8,231)	(6,706)
Net cash (used in) provided by investing activities	8,286	(40,886)
Cash flows from financing activities
Proceeds from public offering, net of discounts, commissions and offering costs	—	83,671
Proceeds from debt financing	—	36,000
Repayments of debt financing	—	(35,275)
Payments of debt issuance costs	—	(40)
Proceeds from issuance of common stock under employee stock purchase plan	1,472	1,471
Proceeds from the exercise of stock options	564	4,264
Net cash provided by financing activities	2,036	90,091
Effect of exchange rate changes on cash and cash equivalents	235	(14)
Net increase (decrease) in cash and cash equivalents	(3,046)	32,775
Cash and cash equivalents at
Beginning of period	33,271	20,717
End of period	$30,225	$53,492
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	1,445	120
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging its knowledge of pelvic anatomy and biomechanics, the Company has pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. The Company’s products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching its first generation iFuse in 2009, the Company has launched multiple titanium implant product lines, including iFuse-3D in 2017, iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA, an implantable bone product, in January 2024. In the United States, iFuse, iFuse 3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future year.
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
Change in accounting estimate
During the first quarter of 2024, the Company reassessed the useful life of its instrument trays based on a comprehensive evaluation of usage trends and its estimate on the average life of instruments before loss or damage that requires disposal. As a result of this review, the Company determined that extending the useful life of its instrument trays would more accurately reflect its anticipated future economic benefits. Effective January 1, 2024, the Company changed its estimates of the useful lives of instrument trays from three to five years. The effect of this change in estimate reduced depreciation expense by $0.5 million, resulting in a decrease in net loss of $0.5 million and basic and diluted earnings per share by $0.01 for the three months ended September 30, 2024. The effect of this change in estimate reduced depreciation expense by $1.5 million, resulting in a decrease in loss from operations and net loss of $1.5 million and basic and diluted earnings per share by $0.04 for the nine months ended September 30, 2024.

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
The Company derives substantially all of its revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The following table summarizes the Company's revenue by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
United States	$38,263	$32,300	$111,502	$93,967
International	2,077	1,714	6,674	6,060
	$40,340	$34,014	$118,176	$100,027
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures.

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

The table below summarizes the marketable securities:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$22,168	$—	$—	$22,168
U.S. treasury securities	3,996	—	—	3,996
Cash equivalents	26,164	—	—	26,164

U.S. treasury securities	118,418	177	—	118,595
U.S. agency bonds	1,999	—	(1)	1,998
Short-term investments	120,417	177	(1)	120,593
Total marketable securities	$146,581	$177	$(1)	$146,757

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$23,331	$—	$—	$23,331
Cash equivalents	23,331	—	—	23,331

U.S. treasury securities	129,695	67	—	129,762
U.S. agency bonds	2,988	—	(2)	2,986
Short-term investments	132,683	67	(2)	132,748
Total marketable securities	$156,014	$67	$(2)	$156,079
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. During the three and nine months ended September 30, 2024 and 2023, unrealized gains and losses from the investments were not material and were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The Company elected to present accrued interest receivable separately from short-term and long-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.3 million as of September 30, 2024, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable as of September 30, 2024 or December 31, 2023.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$22,168	$—	$—	$22,168
U.S. treasury securities	122,591	—	—	122,591
U.S. agency bonds	—	1,998	—	1,998
Total marketable securities	$144,759	$1,998	$—	$146,757

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$23,331	$—	$—	$23,331
U.S. treasury securities	129,762	—	—	129,762
U.S. agency bonds	—	2,986	—	2,986
Total marketable securities	$153,093	$2,986	$—	$156,079

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of September 30, 2024, inventory consisted of finished goods of $23.5 million and work-in-progress and components of $2.0 million. As of December 31, 2023, inventory consisted of finished goods of $18.8 million and work-in-progress and components of $1.4 million.
Property and Equipment, net:

	September 30, 2024	December 31, 2023
	(in thousands)
Instrument trays	$21,294	$18,205
Machinery and equipment	3,206	3,067
Construction in progress	7,756	3,856
Computer and office equipment	2,660	1,856
Leasehold improvements	3,873	3,873
Furniture and fixtures	389	389
	39,178	31,246
Less: Accumulated depreciation and amortization	(18,430)	(15,246)
	$20,748	$16,000

As of September 30, 2024, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $7.2 million and software costs of $0.6 million. As of December 31, 2023, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $3.5 million and software costs of $0.4 million. Depreciation expense was $1.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $3.2 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Accrued Liabilities and Other:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$11,185	$13,464
Accrued royalty	1,643	1,360
Accrued rebates	1,534	687
Accrued professional services	899	929
Others	895	1,012
	$16,156	$17,452
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Balance at beginning of period	$1,118	$400
Provision	328	761
Write-offs	(115)	(43)
Balance at end of period	$1,331	$1,118
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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$312	$386	$1,065	$1,170
Variable lease expense	190	140	471	340
Total lease expense	$502	$526	$1,536	$1,510

Cash paid for amounts included in the measurement of operating lease liabilities	$385	$401	$1,171	$1,237
Leased assets obtained in exchange for new operating lease liabilities	$407	$19	$407	$143

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	1.95	2.20
Weighted average discount rate	7.21%	5.87%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2024 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2024	$388
2025	1,230
2026	870
2027	9
2028	—
Thereafter	—
Total operating lease payments	2,497
Less: imputed interest	(152)
Total operating lease liabilities	$2,345

As of September 30, 2024, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.5 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively.

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
Legal Contingencies

In October 2024, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals. The Company is cooperating with the Investigation but is currently unable to express a view regarding the likely duration, or ultimate outcome, of the Investigation or estimate the possibility of, or amount or range of, any possible financial impact. Depending on how the Investigation progresses, there may be a material impact on the Company’s business, results of operations, or financial condition.

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. Except with regards to the Investigation, the Company is not presently a party to any material legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	September 30, 2024	December 31, 2023
	(in thousands)
Principal outstanding and final fee	$36,720	$36,720
Less: Unamortized debt issuance costs	(64)	(81)
Unaccreted value of final fee	(464)	(574)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$36,192	$36,065
Classified as:
Long-term borrowings	$36,192	$36,065
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with SVB which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply. No amounts were outstanding under the Revolver as of September 30, 2024.
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
The effective interest rate related to the First-Citizens Term Loan for the three and nine months ended September 30, 2024 was 9.2% and 9.3%, respectively. The effective interest rate related to the First-Citizens Term Loan for the three and nine months ended September 30, 2023 was 9.3% and 8.9%, respectively.
The table below summarizes the future principal and final fee payments under the First-Citizens Term Loan as of September 30, 2024:

Year ending December 31,	(in thousands)
Remainder of 2024	$—
2025	8,400
2026	14,400
2027	13,920
2028	—
Total principal and final fee payments	$36,720
The Second Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2024, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On November 8, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with First-Citizens (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”), pursuant to which a new term loan in the original aggregate principal amount of $36.0 million was extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing Term Loan. The Company also paid a certain final payment due relative to such prior Term Loan. The Third Amendment sets the maturity date for the Third Amendment Term Loan to September 1, 2029 (the “Third Amendment Term Loan Maturity Date”), and defers the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the Prime Rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if it is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which the covenants apply, and First-Citizens and the Company also terminated the Revolving Line and an uncommitted accordion term loan provision. Accordingly, the Company's outstanding amount under the Second Amended Loan Agreement was classified as non-current as of September 30, 2024.

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,188,708	$10.14	3.51	$13,197
Exercised	(141,860)	$3.97
Canceled and forfeited	(3,892)	$11.97
Outstanding as of September 30, 2024	1,042,956	$10.97	3.08	$5,910
Options vested and exercisable, September 30, 2024	1,042,956	$10.97	3.08	$5,910
Options vested and expected to vest, September 30, 2024	1,042,956	$10.97	3.08	$5,910
As of September 30, 2024, there is no unrecognized compensation cost related to stock options.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

There were no stock options granted during the three and nine months ended September 30, 2024 and 2023.
Restricted Stock Units (“RSUs”)
RSUs are share awards that entitle the holder to receive freely tradable shares of the Company’s common stock upon vesting. RSUs generally vest over one to four years based upon continued services and are settled at vesting in shares of the Company's common stock. Certain RSUs vest based upon continued services and the achievement of financial milestones. The grant date fair value of the RSUs is equal to the closing price of the Company’s common stock on the grant date. As of September 30, 2024, the unrecognized compensation cost related to the RSUs was $33.0 million, which is expected to be recognized over a period of approximately 2.4 years.
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
As of September 30, 2024, the unrecognized compensation cost related to the PSUs was $4.8 million, which is expected to be recognized over a period of approximately 2.0 years.
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2024:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,899,790	$19.93	385,122	$14.74
Granted	1,107,102	18.14	319,858	18.48
Vested	(746,176)	21.06	(94,439)	16.27
Canceled and forfeited	(61,911)	19.68	—	—
Outstanding as of September 30, 2024	2,198,805	18.65	610,541	16.47
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 114,636 and 130,867 shares under the ESPP, representing $1.5 million in employee contributions for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, total accumulated ESPP related employee payroll deductions amounted to $0.6 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of goods sold	$262	$172	$753	$471
Sales and marketing	2,546	2,655	8,476	8,267
Research and development	813	699	2,456	2,198
General and administrative	2,685	2,402	8,049	7,184
	$6,306	$5,928	$19,734	$18,120
Warrants
The table below summarizes common stock warrants activity for the nine months ended September 30, 2024:

Date		Outstanding Balance at December 31, 2023	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at September 30, 2024
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
11/26/2014	11/26/2024	6,680	$16.47	—	—	—	6,680
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—	—	—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		85,139		—	—	—	85,139

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Net loss	$(6,575)	$(10,022)	$(26,418)	$(32,353)

Weighted-average shares used to compute basic and diluted net loss per share	41,717,505	40,265,520	41,324,614	37,702,207

Net loss per share, basic and diluted	$(0.16)	$(0.25)	$(0.64)	$(0.86)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,042,956	1,216,841	1,042,956	1,216,841
Restricted stock units	2,809,346	2,501,207	2,809,346	2,501,207
ESPP purchase rights	63,987	38,727	63,987	38,727
Common stock warrants	85,139	85,139	85,139	85,139
	4,001,428	3,841,914	4,001,428	3,841,914

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
Pursuant to the development plan, SeaSpine shall use reasonable efforts to assist in the development of the potential product offering, including licensing certain existing intellectual property to be incorporated into such product. Under the terms of the Development Agreement, the Company agreed to make monthly payments to SeaSpine to reimburse for full time resources employed by SeaSpine responsible to conduct the development activities. For the three and nine months ended September 30, 2023, the Company did not incur any reimbursement charges from Seaspine.
Certain intellectual property developed pursuant to the project plan will be owned by the Company, certain intellectual property developed pursuant to the project plan will be owned by SeaSpine, and other intellectual property developed pursuant to the project plan will be jointly owned by SeaSpine and the Company. The Company also agreed to provide SeaSpine a royalty-free, worldwide, perpetual, non-exclusive license of certain of the Company's intellectual property incorporated into the product to be developed. The Company also agreed to pay SeaSpine a product royalty, in an amount specified in the Development Agreement, for each resulting product sold for a period of 10 years beginning on the initial market launch. The term of the Development Agreement shall continue until the expiration of all royalty terms, unless earlier terminated by either party, as provided for by the Development Agreement. The Company recorded $0.1 million and $0.2 million royalty for the three and nine months ended September 30, 2023, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2024 and 2023. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of September 30, 2024 compared to December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 27, 2024, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple titanium implant product lines, including iFuse-3D in 2017, iFuse-TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse-TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of September 30, 2024, over 110,000 procedures have been performed using our products by over 4,100 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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

As of September 30, 2024, our U.S. sales force consisted of 82 territory sales managers and 76 clinical support specialists directly employed by us and 227 third-party sales agents, compared to 83 territory sales managers and 68 clinical support specialists directly employed by us and 160 third-party sales agents as of September 30, 2023. As of September 30, 2024, our international sales force consisted of 11 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers, compared to 13 sales representatives directly employed by us and a total of 30 third-party sales agents and resellers as of September 30, 2023.
As of September 30, 2024, over 20 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers, or ASCs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of September 30, 2024 and 2023, in the United States more than 3,000 and 2,400 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of September 30, 2024 and 2023, more than 1,100 and 940 physicians, respectively, have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained approximately 1,800 surgical residents and fellows in over 250 academic programs in the United States.
Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse-TORQ, iFuse Bedrock Granite and iFuse TORQ TNT, we believe that the value of our innovative, versatile, and complementary product portfolio provides physicians with a comprehensive set of alternatives, and positions us as the top choice for physicians for sacropelvic solutions. We also offer an allograft bone implant for physicians who believe that this kind of implant can be important to obtaining stabilization and /or fusion.
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
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the nine months ended September 30, 2024, we spent $12.7 million on research and development, equating to 11% of our revenue. During the nine months ended September 30, 2023, we spent $10.9 million on research and development, equating to 11% of our revenue.

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
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of September 30, 2024, our trailing twelve month average revenue per territory sales manager was approximately $1.8 million.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$40,340	100%	$34,014	100%	$118,176	100%	$100,027	100%
Cost of goods sold	8,437	21%	7,041	21%	24,832	21%	19,283	19%
Gross profit	31,903	79%	26,973	79%	93,344	79%	80,744	81%
Operating expenses:
Sales and marketing	27,448	68%	26,512	78%	85,805	73%	81,317	81%
Research and development	3,993	10%	3,919	12%	12,690	11%	10,866	11%
General and administrative	8,095	20%	7,711	23%	24,603	21%	22,986	23%
Total operating expenses	39,536	98%	38,142	113%	123,098	105%	115,169	115%
Loss from operations	(7,633)	(19)%	(11,169)	(34)%	(29,754)	(26)%	(34,425)	(34)%
Interest and other income (expense), net:
Interest income	1,936	5%	2,174	6%	6,064	5%	4,689	5%
Interest expense	(884)	(2)%	(884)	(3)%	(2,647)	(2)%	(2,573)	(3)%
Other income (expense), net	6	—%	(143)	—%	(81)	—%	(44)	—%
Net loss	$(6,575)	(16)%	$(10,022)	(31)%	$(26,418)	(23)%	$(32,353)	(32)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$38,263	95%	$32,300	95%	$111,502	94%	$93,967	94%
International	2,077	5%	1,714	5%	6,674	6%	6,060	6%
	$40,340	100%	$34,014	100%	$118,176	100%	$100,027	100%

Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$40,340	$34,014	$6,326	19%
Cost of goods sold	8,437	7,041	1,396	20%
Gross profit	$31,903	$26,973	$4,930	18%
Gross margin	79%	79%

Revenue. The increase in revenue for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by a $6.0 million increase in our U.S. revenue from increased case volumes due to our expanded product portfolio and $0.3 million increase in international revenue due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $4.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, mainly driven by higher revenue. The gross margin was 79% for the three months ended September 30, 2024 consistent with the gross margin of 79% for the three months ended September 30, 2023.

Operating Expenses:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$27,448	$26,512	$936	4%
Research and development	3,993	3,919	74	2%
General and administrative	8,095	7,711	384	5%
Total operating expenses	$39,536	$38,142	$1,394	4%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to a $0.5 million increase in commissions driven by higher revenues and $0.4 million increase in training to support the expansion of our sales and marketing activities.
Research and Development Expenses. The slight increase in research and development expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due an increase in employee-related costs and stock-based compensation due to an increase in headcount within research and development departments.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to a $0.4 million increase in employee-related costs and stock-based compensation due to an increase in headcount within general and administrative departments.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,936	$2,174	$(238)	(11)%
Interest expense	(884)	(884)	—	0%
Other income (expense), net	6	(143)	149	104%
Total interest and other expense, net	$1,058	$1,147	$(89)	8%
Interest Income. The decrease in interest income for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to lower investment balances.
Interest Expense. The interest expense for the three months ended September 30, 2024 remained consistent as compared to the three months ended September 30, 2023, due to relatively stable interest rates associated with the First-Citizens Term Loan year over year.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to foreign currency fluctuations.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$118,176	$100,027	$18,149	18%
Cost of goods sold	24,832	19,283	5,549	29%
Gross profit	$93,344	$80,744	$12,600	16%
Gross margin	79%	81%

Revenue. The increase in revenue for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by a $17.5 million increase in our U.S. revenue due to the increase in case volumes due to our expanded product portfolio and $0.6 million increase in international revenue due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $12.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, mainly driven by higher revenue. The gross margin was 79% for the nine months ended September 30, 2024 as compared to 81% for the nine months ended September 30, 2023. Gross margin decreased in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to changes in procedure and product mix.

Operating Expenses:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$85,805	$81,317	$4,488	6%
Research and development	12,690	10,866	1,824	17%
General and administrative	24,603	22,986	1,617	7%
Total operating expenses	$123,098	$115,169	$7,929	7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a $2.0 million increase in commissions driven by higher revenues, $1.7 million increase in training and travel costs to support the expansion of our sales and marketing activities, and a $0.8 million increase in employee-related costs and stock-based compensation driven by an increase in headcount within sales and marketing departments.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a $1.0 million increase in research, regulatory, and consulting fees to support our product development activities and a $0.8 million increase in employee-related costs and stock-based compensation due to an increase in headcount within research and development departments.
General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to a $1.4 million increase in employee-related costs and stock-based compensation due to an increase in headcount within general and administrative departments, a $0.2 million increase in audit fees related to the audit of our financial statements and the audit of our internal control over financial reporting.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$6,064	$4,689	$1,375	29%
Interest expense	(2,647)	(2,573)	(74)	(3)%
Other income (expense), net	(81)	(44)	(37)	(84)%
Total interest and other expense, net	$3,336	$2,072	$1,264	(61)%
Interest Income. The increase in interest income for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates earned.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to higher interest rates associated with the First-Citizens Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and marketable securities of $150.8 million as compared to $166.0 million as of December 31, 2023. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of September 30, 2024, we had $36.2 million in outstanding debt as compared to $36.1 million as of December 31, 2023.
As of September 30, 2024, we had an accumulated deficit of $426.9 million as compared to $400.4 million as of December 31, 2023. During the nine months ended September 30, 2024, we incurred a net loss of $26.4 million. During the years ended December 31, 2023 and 2022, we incurred a net loss of $43.3 million and $61.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
On March 14, 2023 all of SVB’s assets and liabilities, including all of SVB’s rights as the lender pursuant to the Amended Loan Agreement, were assigned to Silicon Valley Bridge Bank. On March 27, 2023, all of Silicon Valley Bridge Bank’s assets and liabilities were assigned and assumed by First-Citizens Bank & Trust Company (“First-Citizens”). On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with First-Citizens which amends the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which the covenants apply. No amounts were outstanding under the Revolving Line as of September 30, 2024.
On March 10, 2023, we violated certain terms of the Amended Loan Agreement by opening bank accounts with another financial institution and transferring funds from SVB. We entered into a letter agreement with Silicon Valley Bridge Bank waiving enforcement of this covenant and providing us the right to hold a portion of our cash at other financial institutions. A future violation of any covenants could result in a default under the Second Amended Loan Agreement that would permit First-Citizens to restrict our ability to further access the Revolving Line of Credit for loans and require the immediate repayment of any outstanding loans under the agreement. As of September 30, 2024, we were in compliance with all debt covenants.

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

On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement with First-Citizens (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”), relative to a new term loan in the original aggregate principal amount of $36.0 million extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing Term Loan. The Company also paid a certain final payment due relative to such prior Term Loan. The Third Amendment sets the maturity date for the Third Amendment Term Loan to September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and defers the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the prime rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if it is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which the covenants apply, and First-Citizens and the Company also terminated the Revolving Line and an uncommitted accordion term loan provision.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 27, 2024. As of September 30, 2024, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations and final fee on debt (1)	$36,720	$—	$22,800	$13,920	$—
Interest obligations (2)	6,075	782	4,727	566	—
Operating lease obligations	2,497	388	2,100	9	—
Purchase obligations	528	528	—	—	—
Total	$45,820	$1,698	$29,627	$14,495	$—

(1)Represents the principal obligations and the final fee at maturities of our First-Citizens Term Loan.
(2)Represents the future interest obligations on our First-Citizens Term Loan estimated using an interest rate of 8.50% as of September 30, 2024.

This compares to $49.2 million of contractual obligations as of December 31, 2023.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(13,603)	$(16,416)	$2,813
Investing activities	8,286	(40,886)	49,172
Financing activities	2,036	90,091	(88,055)
Effects of exchange rate changes on cash and cash equivalents	235	(14)	249
Net increase (decrease) in cash and cash equivalents	$(3,046)	$32,775	$(35,821)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 of $13.6 million resulted from cash outflows due to a net loss of $26.4 million, adjusted for $21.0 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $8.2 million. Net cash used in operating activities for the nine months ended September 30, 2023 of $16.4 million resulted from cash outflows due to a net loss of $32.4 million, adjusted for $21.2 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $5.3 million. The decrease in net loss, net of non-cash items for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2024 was primarily due to higher accounts receivable due to timing of collections, higher inventory due to new product introductions, higher account payables and lower accrued liabilities attributable to the normal timing of expenses. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2023 was primarily due to higher inventory due to the inventory build-up related to our implants, and lower account payables attributable to the normal course timing of expenses.
Cash Flows From Investing Activities
Net cash provided by investing activities in the nine months ended September 30, 2024 was $8.3 million as compared to cash used in investing activities of $40.9 million in the nine months ended September 30, 2023. Net cash provided by investing activities for the nine months ended September 30, 2024 consisted of maturities of our marketable securities net of purchases of $16.5 million, and purchases of property and equipment of $8.2 million primarily related to individual components in instrument sets to support revenue growth. Net cash used in investing activities for the nine months ended September 30, 2023 consisted of purchases of our marketable securities net of maturities of $34.2 million, and purchases of property and equipment of $6.7 million primarily related to individual components in instrument sets to support revenue growth, as well as leasehold improvements made to the building used for research and development and warehouse space in Santa Clara.
Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2024 was $2.0 million resulting from the issuance of common stock under our stock-based incentive compensation plans. This compares to $90.1 million resulting from proceeds of $83.7 million from the issuance of common stock under our follow-on public offering, proceeds of $5.7 million from the issuance of common stock under our stock-based incentive compensation plans, and net proceeds of $0.7 million from the refinancing of our Term Loan with First-Citizens.

Critical Accounting Policies, Significant Judgments, and Use of Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and nine months ended September 30, 2024 and 2023 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest will be payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and amount of our Term Loan, therefore a hypothetical 100 basis point in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of September 30, 2024, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended September 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report. The risk factors described in our 2023 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2023 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
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
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our third-party sales agents and resellers’ relationships with physicians, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health-care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in "Item 1. Business - Healthcare Fraud and Abuse” and “-Data Privacy and Security Laws”.
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
Various state and federal regulatory and enforcement agencies, and foreign equivalents, continue actively to investigate violations of health-care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. To enforce compliance with the federal laws, the U.S. Department of Justice has continued its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, in October 2024, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health-care professionals. Dealing with this Investigation and other investigations may be time- and resource-consuming and can divert management’s attention from the business. In addition, most of these laws apply to not only the actions taken by us, but also actions taken by our distributors and other third party agents, and healthcare providers with whom we interact. We have limited control over the business practices of our distributors and agents, and we may face regulatory action against us as a result of their actions which could have a material adverse effect on our reputation, business, results of operations, and financial condition. Additionally, if a healthcare company settles an investigation with the Department of Justice or other law enforcement agencies, it may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. Our current Investigation and any new investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
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

In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), which amends the Company’s Loan and Security Agreement, dated as of August 12, 2021 (the “Original Loan Agreement”), as amended by that certain First Amendment to Loan and Security Agreement, dated as of January 6, 2023 (the “First Amendment”) and that certain Second Amendment to Loan and Security Agreement, dated as of January 25, 2024 (the “Second Amendment” and the Original Loan Agreement, as amended by the First Amendment, Second Amendment and Third Amendment, the “Third Amended Loan Agreement”). The Third Amendment Term Loan extended by First-Citizens to us pursuant to the current Third Amended Loan Agreement terminates and matures on September 1, 2029, and if we cannot renew or refinance this Third Amendment Term Loan, if needed at such time, or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Third Amendment to Loan and Security Agreement

On November 8, 2024, the Company entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment” and together with the Loan and Security Agreement dated as of August 12, 2021, as amended by that certain First Amendment to Loan and Security Agreement dated as of January 6, 2023 and that certain Second Amendment to Loan and Security Agreement dated January 25, 2024, the “Third Amended Loan Agreement”) with First-Citizens Bank & Trust Company (“First-Citizens”), pursuant to which a new term loan in the original aggregate principal amount of $36.0 million was extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing term loan. The Company also paid a certain final payment due relative to such prior term loan. The Third Amendment sets the maturity date for the Third Amendment Term Loan to September 1, 2029 (the “Third Amendment Term Loan Maturity Date”), and defers the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the prime rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if it is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which the covenants apply, and First-Citizens and the Company also terminated the revolving credit facility in an aggregate principal amount of up to $15.0 million and an uncommitted accordion term loan provision.

We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Items 1.01 and 2.03.
Trading Plans
During the fiscal quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018

3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38701	3.1	6/26/2024
3.3	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023

4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018

4.2	Reference is made to Exhibits 3.1 and 3.2.

10.1	Second Amendment to Lease Agreement, dated July 17, 2024, between SI-BONE, Inc. and Bixby SPE Finance 11, LLC	8-K	001-38701	10.1	7/19/2024
10.2*#	Third Amendment to Loan and Security Agreement, dated November 8, 2024, between SI-BONE, Inc. and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
#    The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K because it (a) is not material and (b) the type of information that the Registrant both customarily and actually treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 12, 2024.

SI-BONE, Inc.

Date:	November 12, 2024	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 12, 2024	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)