Form 10-K
period 2024-12-31
SI-BONE, Inc.
filed 2025-02-25
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.5 billion, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2025 was 42,453,116 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

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
•We have incurred significant operating losses since inception, we may continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability;
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
•Uncertainty in the coverage and reimbursement environment may decrease demand for our products and adversely affect our business;
•Pricing pressure from our competitors, healthcare provider consolidation, the presence of physician-owned distributorships, and payor consolidation may impact our ability to sell our product at prices necessary to support our current business strategies;
•Practice trends, market dynamics, and other factors, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers ("ASCs") or office-based labs ("OBLs") where pressure on the prices of our products is generally more acute;
•We have historically been highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Continued reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition.;
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
•If clinical experience with our iFuse Bedrock technique or our iFuse Bedrock Granite, iFuse TORQ, or iFuse INTRA products do not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite, iFuse INTRA and/or iFuse TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse TORQ and/or iFuse Bedrock Granite implants could be adversely impacted;

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
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences; and
•If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.

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

PART I
Item 1. Business.
Overview
We are a medical device company dedicated to solving musculoskeletal disorders of the sacropelvic anatomy. Leveraging our knowledge of pelvic anatomy and biomechanics, we have pioneered proprietary minimally invasive surgical implant systems to address sacroiliac joint dysfunction as well as address unmet clinical needs in pelvic fixation and management of pelvic fractures. Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.

We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of December 31, 2024, over 115,000 procedures have been performed using our products by over 4,300 physicians in the United States and 38 other countries since we introduced iFuse in 2009.

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

In April 2019, we received clearance from the United States Food and Drug Administration ("FDA") to promote the use of our iFuse-3D implants for fusion of the sacroiliac joint in conjunction with multi-level spinal fusion procedures to provide further stabilization and immobilization of the sacroiliac joint, which we call the Bedrock technique. We CE marked and began marketing iFuse for this indication and surgical technique in the European Union ("EU") in December 2019. In March 2020, we received FDA 510(k) clearance for an expanded indication for our triangular titanium iFuse implants to support our trauma initiative

In late-2019, we introduced iFuse Bone, an implantable bone product manufactured from sterilized recovered cadaveric bone tissue, to meet the demand of some of our surgeon customers to use implantable bone products to support and augment the patient's own bone tissue in orthopedic procedures. In 2024, we expanded our platform of allograft solutions with the iFuse INTRA family of implants, which are allograft bone implants for physicians who believe that this kind of intra-articular implant can be important to obtaining stabilization and/or fusion.

In February 2021, we launched iFuse TORQ, a line of 3D-printed threaded implants designed for use in pelvic trauma, as well as applications in sacroiliac joint dysfunction and degeneration. Relative to competitive trauma products, iFuse TORQ is roughly four times as strong in bending and requires 10 times the rotational force, or torque, to insert due to its porosity and other design features. We believe that this rotational resistance gives physicians confidence in the strength of mechanical fixation that iFuse TORQ provides, and that the technological advancements incorporated into iFuse TORQ represent a significant improvement compared to conventional trauma screws. iFuse TORQ has a larger surface area for bone in-growth and was specifically designed to allow for osteointegration, or incorporation of the bone in the implant's porous surface and structure. In 2022, the FDA provided clearance for an expanded indication for iFuse TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique.

In May 2022, we launched our iFuse Bedrock Granite Implant System. The iFuse Bedrock Granite implant provides sacroiliac fusion and sacropelvic fixation as a foundational element for segmental spinal fusion. The iFuse Bedrock Granite implant has a machined titanium core surrounded by a fusion sleeve that is additively manufactured. The fusion sleeve offers greater surface area for both microporous and macroporous surface features as well as self-harvesting cutting flutes. The fusion sleeve provides numerous means for biological fixation (bony on-growth, in-growth and through-growth). The robust neck and the set screw design also provide more strength and reliability to the iFuse Bedrock Granite implant. Based on the implant's ability to drive fusion and fixation, iFuse Bedrock Granite is designated by the FDA as a breakthrough device. The Breakthrough Device Designation was based on the FDA's recognition of iFuse Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies. This Breakthrough Designation enabled us to obtain New Technology Add-on Payment ("NTAP") and Transitional Pass-Through Payment ("TPT") awards, which provide for higher levels of reimbursement from the Medicare program to the healthcare facility in which a procedure is performed using this implant. In December 2022, we received FDA clearance for promotion of the compatibility of iFuse Bedrock Granite with a broad class of commercially available rods. In January 2024, we received FDA clearance for a smaller diameter (9.5mm) iFuse Bedrock Granite implant with both an expanded indication that covers pediatric patients and an expanded application that includes use in the S1 trajectory.

In August 2022, the Centers for Medicare and Medicaid Services ("CMS") issued a final decision for a NTAP of up to $9,828 for eligible cases using iFuse Bedrock Granite in the hospital inpatient setting. The NTAP became effective October 1, 2022 and will be effective for a period of up to three years and is exclusive to iFuse Bedrock Granite. In November 2024, CMS then issued a final decision for a TPT status for eligible cases using iFuse Bedrock Granite when performed in the hospital outpatient setting. The TPT for iFuse Bedrock Granite became effective January 1, 2025.

In August 2024, we received FDA clearance for our iFuse TORQ TNT Implant System. iFuse TORQ TNT includes a porous threaded implant with lengths capable of spanning the posterior pelvis, passing through the ipsilateral ilium, sacrum, and through the contralateral ilium. iFuse TORQ TNT was designated a breakthrough device by the FDA based on its potential to provide more effective treatment of pelvic fragility fractures than traditional machined cannulated screws, which are the current standard of care. iFuse TORQ TNT is designed to improve early fixation and reduce the rate of screw backout, which may allow for early patient weight-bearing and mobilization.
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

Adult Deformity and Degeneration

To strengthen the base of spinal constructs, spine surgeons have been using longer and larger diameter pedicle screws in iliac and sacro-alar iliac trajectories, in which these screws connecting to the spinal fusion construct are placed into the pelvis. Third party data has shown that the use of pedicle screws to anchor to the pelvis has delivered sub-optimal patient outcomes resulting in revision surgeries. Acute set screw failure of sacro-alar iliac screws has been reported in approximately 5% of cases. Screw loosening within the sacrum/ilium is another common failure, occurring in 4-27% of cases and screw fracture has been reported in up to 20% of cases. Building on our experience with the Bedrock technique which we introduced in 2019, we introduced iFuse Bedrock Granite, a novel, patent-protected device designed for the specific demands of the sacropelvic anatomy at the end of spinal fusion constructs. We believe there are over 30,000 surgeries involving fixation of five or more spinal segments that involve fixation to the pelvis and an additional 100,000 surgeries involving two to four level spinal segment fixations to the sacrum, which we estimate to be an approximately $1.0 billion aggregate annual market opportunity.

Pelvic Trauma

Current treatment options for pelvic fragility fractures are sub-optimal. Sacroplasty, in which bone cement is extruded into the sacrum to help fix the fracture, is associated with high rates of cement leakage and therefore lacks consistent coverage by payors. Traditional trauma screws do not integrate with the surrounding bone and therefore loosen in more than 20% of the cases in which they are used. As a result, most patients are prescribed bed-rest, involving significant capacity and financial burdens on the health care system, and a one-year mortality rate range of 14%-27%. With the introduction of iFuse TORQ in 2021 and iFuse TORQ TNT in 2024, we are specifically targeting the pelvic trauma market, which we estimate to be an approximately $350 million market opportunity.

Clinical Evidence
Our triangular iFuse implants are the only minimally invasive products for sacroiliac joint fusion commercially available in the United States that, to our knowledge, are supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility. The safety, effectiveness and cost-effectiveness of our iFuse family of implants are supported by more than 160 publications and several prospective clinical studies, including four randomized trials, two large prospective multi-center trials and one long-term follow-up study. Additional long-term independent studies have reported follow-up data as far out as six years.

Table 1. Summary of SI-BONE sponsored trials.

Study Name	Implant	Geography	Condition**	Design*	Sample Size	Follow-up period	Status
iMIA	iFuse	EU	SIJD	MRCT	103	2 years	Complete
INSITE	iFuse	USA	SIJD	MRCT	148	2 years	Complete
SIFI	iFuse	USA	SIJD	PMSA	172	2 years	Complete
LOIS	iFuse	USA	SIJD	PMSA	103	5 years	Complete
SALLY	iFuse-3D	USA	SIJD	PMSA	51	5 years	Complete
SILVIA	iFuse-3D	USA, EU & AUS	ASD	MRCT	220	2 years	Complete; Publication Pending
SAFFRON	iFuse TORQ	USA	FFP	MRCT	120	1 year	Enrollment closed; Publication Pending
PAULA	iFuse Bedrock Granite	USA	ASD	PMSA	250	2 years	Enrolling
STACI	iFuse TORQ	USA	SIJD	PMSA	110	2 years	Follow-up
*MRCT = multi-center randomized controlled trial; PMSA = prospective, multi-center single-arm
**SIJD = sacroiliac joint dysfunction; ASD = adult spine deformity; FFP = fragility fracture of the pelvis

Table 1 summarizes clinical trials sponsored by SI-BONE. Four studies of iFuse Implant System (INSITE, iMIA, SIFI and LOIS) have been completed. INSITE and iMIA were prospective multi-center, randomized controlled trials conducted in the US and Europe, respectively. In both trials, patients with chronic sacroiliac joint pain were assigned at random to either immediate sacroiliac joint fusion using iFuse implants or individually tailored non-surgical management. In both studies, subjects assigned to sacroiliac joint fusion reported large improvements in pain, disability related to pain and quality of life. In contrast, in subjects assigned to non-surgical management, only small, clinically unimportant improvements in these parameters were observed.

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

In LOIS (Long-term Outcomes of INSITE and SIFI), subjects participating in INSITE and SIFI were enrolled in a long-term follow-up study. Five-year results, published in April 2018, showed sustained improvements in pain, disability and quality of life as well as a high satisfaction rate at five years. Moreover, independent radiographic analysis showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of sacroiliac joint fusion (88% bridging bone) at five years. There were no reported adverse events related to the study device or procedure at five years.

SALLY (Study of Bone Growth in the Sacroiliac Joint After Minimally Invasive Surgery with Titanium Implants) is a prospective, multi-center single-arm clinical study of the same patient population (i.e., sacroiliac joint dysfunction) who underwent sacroiliac joint fusion using iFuse-3D. The purpose of the study was to show that the 3D printed version of the device produces results similar to prior studies of iFuse. Two-year results, published in June 2021, and five-year results, published in September 2024, showed similar improvements in pain, disability and quality of life compared to prior studies of iFuse as well as CT evidence of earlier fusion of the sacroiliac joint. The study also showed marked reduction in opioid use and improvement in objective functional tests. Five year results were published in SPINE in 2024.

SAFFRON (Sacral Fracture Fusion/Fixation for Rapid Rehabilitation) is a prospective randomized controlled trial comparing pelvic fracture fixation and sacroiliac joint fusion using iFuse TORQ with non-surgical management in patients with debilitating pelvic fragility fractures. We stopped recruiting patients in mid-2024 and expect to publish the results in 2025. The results are supportive to iFuse TORQ in the surgical treatment of pelvic fragility fractures.

SILVIA (sacroiliac joint Stabilization in Long Fusion to the Pelvis: Randomized Controlled Trial) is a prospective randomized trial of iFuse-3D placement during multilevel spine fusion with fixation to the pelvis. The target patient population of this trial is patients undergoing multilevel spine fusion surgery primarily for degenerative scoliosis of the spine. All participants undergo pelvic fixation. At random, approximately 50% of participants are assigned to additional placement of iFuse-3D in the sacro-alar iliac trajectory using the Bedrock technique. The primary endpoint of the study is the incidence of sacroiliac joint pain and/or distal junctional failures. The study aims to show that placement of iFuse-3D in the Bedrock configuration reduces the rate of these outcomes. Early study results, which focused on device placement feasibility and 90-day safety events, demonstrate the feasibility and safety of pelvic fixation utilizing a sacral-alar-iliac screw combined with iFuse-3D in the bedrock configuration. Additionally, the study reveals that sacroiliac joint pain is common among patients undergoing surgery for adult spine deformity, with a baseline prevalence of 16%. Enrollment in this trial was completed in 2022, and follow-up was completed in late 2024. We expect to publish main results from the study (2-year follow-up) in 2025.

Ongoing studies are as follows:

STACI (iFuse TORQ for the treatment of Sacroiliac Joint Dysfunction) is an ongoing prospective, multi-center, single-arm study of iFuse TORQ for patients with SI joint dysfunction when performed by interventional spine physicians. STACI enrolled 110 subjects between July 2023 and November 2024. The study’s eligibility criteria are similar to those of prior U.S. studies (INSITE, SIFI and SALLY). Like previous studies, STACI endpoints include improvement in pain, disability and quality of life. Early results showed no device-related adverse events and improvements in pain and disability are similar to those of prior studies of iFuse and iFuse-3D implants in similar patient population. We expect to publish follow-up results in 2025.

PAULA is an ongoing multi-center, single-arm study of iFuse Bedrock Granite in patients undergoing spinopelvic fixation for adult spinal deformity or degenerative spine conditions. This study has a prospective and retrospective arms, with 128 and 29 patients enrolled, respectively. The study is evaluating the performance of Granite in multiple construct configurations. To date, the failure rate has been extremely low with a single case reported of set screw dissociation. We expect to publish six-month results in late 2025.

Other Published Clinical Studies
To date, several independent clinical studies have provided evidence to support the long-term safety and effectiveness of iFuse for sacroiliac joint fusion. These studies demonstrated pain reduction and/or ODI improvement that is statistically significant and clinically important and a safety file that was similar to that observed in prospective studies. One study showed marked reduction in opioid use after sacroiliac joint fusion compared to similar subjects who underwent non-surgical treatment, and in whom opioid use increased. An analysis of post-market surveillance data on the performance of iFuse Bedrock Granite was recently accepted for publication in the International Journal of Spine Surgery. Results show a low failure rate compared with conventional screws for pelvic fixation.

Coverage and Reimbursement

Coverage and reimbursement for procedures using our implants vary by setting of care, payor type and region. Outside the United States, reimbursement levels vary significantly by country and by region within some countries.

In addition to coverage policies, third-party payors regularly update reimbursement amounts and sometimes revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and ambulatory surgical centers for procedures requiring our products. To encourage innovation and to allow Medicare beneficiaries early access to new technologies, on October 1, 2022, CMS awarded the iFuse Bedrock Granite implant system a New Technology Add-on Payment (“NTAP”). NTAP provides incremental reimbursement to hospitals supporting eligible, inpatient procedures using iFuse Bedrock Granite technology, up to $9,828 in addition to the typical reimbursement they receive based on Medicare Severity Diagnosis-Related Groups (“MS-DRGs”). NTAP will expire on September 30, 2025. Effective January 1, 2025, hospital outpatient departments and ASCs are also eligible to receive Transitional Pass-Through (“TPT”) payment status for iFuse Bedrock Granite in outpatient settings, which allows the total facility-reported costs of iFuse Bedrock Granite to be “passed through” to the Medicare program, when performed as part of a separately reimbursed lumbar fusion procedure.

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

In addition to Current Procedural Terminology ("CPT") code 27279, which is typically used to code for the iFuse procedure, effective January 1, 2024, the American Medical Association ("AMA") adopted a separate Category 1 CPT code 27278 to describe minimally invasive sacroiliac fusion when performed using an intra-articular implant, placed directly in the joint generally from a posterior approach. This technique, developed more recently, is more commonly used by interventional spine physicians.

Healthcare Professional Training and Education

Since our inception, we have made considerable investments in teaching healthcare professionals to accurately diagnose sacroiliac joint disorders. Our physician training programs are for orthopedic spine surgeons, neurosurgeons, general orthopedic surgeons, interventional spine specialists and orthopedic trauma surgeons. Our medical affairs team works with leading physician and spine surgeons to educate other orthopedic and neurosurgeons on the differential diagnosis of sacroiliac joint disorders and the use of our implants. Our non-surgeon physician training programs focus on interventionalists, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. We also work closely with medical specialty societies to raise the awareness of and teach the appropriate diagnosis of sacroiliac joint dysfunction and the associated treatment options.

We conduct many educational programs for the broader medical community including primary care physicians, pain management physicians and other healthcare practitioners that may manage a sacroiliac joint patient non-surgically, such as physical therapists and chiropractors. Our educational programs focus on helping healthcare professionals learn about the sacroiliac joint as a component of lower back pain, proper diagnosis of sacroiliac joint dysfunction, non-surgical treatment options and surgical treatment with our implants. In addition to these general educational programs, we provide continuing education programs focused on sacroiliac joint diagnosis and treatment. We can provide these programs worldwide including in all 50 states and the District of Columbia.

In July 2020, we began using the SI-BONE SImulator; an innovative, fully portable surgery training simulator. The computer-based surgery training simulator provides quality haptics, or the realistic feel during the physician’s use of the implants and instruments, and the training is performed without need for an operating room or a fluoroscope. The simulator is used to train physicians to perform sacroiliac joint injections, sacroiliac joint fusions from multiple trajectories, as well as the iFuse Bedrock procedure using iFuse-3D and iFuse TORQ, procedures using iFuse Bedrock Granite, procedures using INTRA and procedures using iFuse TORQ TNT. We currently have 25 simulators used worldwide. We utilize the simulators and our existing programs to train new physicians, increase the knowledge and proficiency of existing iFuse physicians and re-engage inactive physicians.

We are targeting over 12,000 U.S. physicians including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of December 31, 2024 and 2023, in the United States, more than 3,200 physicians and 2,700 physicians, respectively, have been trained on our solutions and have treated at least one patient using our solutions. Outside the United States, as of December 31, 2024 and 2023, more than 1,100 physicians and 900 physicians, respectively, have been trained on iFuse and have treated at least one patient using iFuse.

Sales and Marketing
We market and sell our implants primarily through a direct sales force and third-party sales agents. Our target customer base includes over 12,000 physicians in the U.S. who perform advanced spinal procedures.
Our direct sales organization in the United States covered 16 sales regions as of December 31, 2024. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spinal surgery and pain management procedures, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory representatives who cover cases and support revenue growth activities. As of December 31, 2024, our U.S. sales force consisted of 87 territory sales managers and 71 clinical specialists directly employed by us, and 252 third-party sales agents. As of December 31, 2024, we had 20 employees working in our European operations across multiple countries. As of December 31, 2024, our international sales force consisted of 9 sales representatives directly employed by us and 31 third-party sales agents, which together had sales in 38 countries through December 31, 2024. We intend to continue to grow our specialized sales force to foster physician engagement and support revenue growth.
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

Competition

We believe from market research data that we are an industry leader in solving musculoskeletal disorders of the sacropelvic anatomy with our proprietary minimally invasive surgical implant systems. Over the past several years, other companies have recognized the multi-billion dollar addressable market opportunity and have entered the minimally invasive sacroiliac joint fusion market. Some of our competitors are large, publicly traded companies that have wide product offerings for spine and orthopedic surgery, which allow them to bundle products to win large hospital group contracts. This can create a barrier to entry for us. Another advantage large companies have is integrated surgical navigation and robotics platforms. This allows them to create an ecosystem with their implant systems that can be difficult to penetrate. Other competitors have entered the market with allograft bone implants marketed as human tissue products and intended for sacroiliac stabilization and/or fusion. Many of these competitors are smaller private companies and target interventional pain and other physicians not trained as orthopedic and neurological surgeons.
We believe that our largest competitors currently are Globus Medical, Inc. and Medtronic plc. However, these competitors sell products which we believe lack the features, evidence and advantages of our implants.
Based on our commercial experience and market research, we believe our implants are currently used in the majority of minimally invasive surgical fusions and/or fixation of the sacroiliac joint in the United States. We believe we have the most comprehensive set of solutions which are supported by clinical evidence including randomized controlled studies that demonstrate the safety, clinical effectiveness, durability, and economic utility. We have received exclusive reimbursement coverage in the United States by certain payors based upon our differentiated product and quality of our evidence as well as NTAP and TPT given the breakthrough designation of certain devices. We believe that we have the largest dedicated direct salesforce focused on sacropelvic solutions competing in our segment. We believe these factors provide competitive advantages to us in the market. The following are the primary competitive factors on which companies compete in our industry:

•clinical data;
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
•scientific (biomechanics) data; and
•pricing and reimbursement.
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2024, we had been issued 68 issued U.S. patents and had 40 pending U.S. patent applications, and we owned 20 issued foreign patents and had 24 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on the design of our first generation iFuse implant, including its triangular shape, expire in December 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our current U.S. patents on the triangular cutting tool used to place our implants expire in February 2034, and our current U.S. patents protecting the design of our iFuse Bedrock Granite implants expire in February 2039. Our foreign patents will expire between August 2025 and September 2035.
As of December 31, 2024, we have 22 registered trademarks in the United States and have filed for three more. We have sought protection for at least 14 of these trademarks in 60 countries including the 27 European Union member countries.
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
•Quality System Regulation (“QSR”) and Quality Management System Regulation ("QMSR"), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

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
Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s QSR facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

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
Class III devices, consisting of devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. The safety and effectiveness of Class III devices cannot be assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed.
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
Regulation of Human Cell and Tissue Based Products
Our iFuse INTRA products are derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues, and cellular and tissue-based products ("HCT/Ps"). HCT/Ps regulated by the FDA under the authority of section 361 of the Public Health Service Act must be not more than minimally manipulated and be for homologous use. They are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. Our bone tissue products are regulated as 361 HCT/Ps.

The American Association of Tissue Banks ("AATB") has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. As of December 31, 2024, we are licensed or have permits for tissue banking in California and Maryland.

Procurement of certain human organs and tissue for transplantation is subject to the restrictions of the National Organ Transplant Act ("NOTA"), which prohibits the transfer of certain human organs, including bone tissue for valuable consideration, but permits reasonable payments associated with removal, transportation, implantation, processing, preservation, quality control and storage.
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
In the European Economic Area (“EEA”) (comprised of the 27 EU Member States, plus Iceland, Lichtenstein and Norway), Regulation ("EU") 2017/745 on Medical Devices, or the Medical Device Regulation (“MDR”) and its associated guidance documents and harmonized standards govern many aspects of the regulation of medical devices. This includes device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance.

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

In Great Britain (i.e. England, Wales, and Scotland), medical devices are governed by the Medical Device Regulations ("UK MDR") 2002, as amended. In light of the fact that the CE Marking process discussed above is set out in EU law, which no longer applies in the United Kingdom (other than in Northern Ireland), the United Kingdom has devised a new route to market culminating in a UK Conformity Assessed ("UKCA") Mark to replace the CE Mark. The UK Government has established transitional provisions to recognize the acceptance of CE marked medical devices on the Great Britain market.

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
In February 2021, we received 510(k) clearance to market our iFuse TORQ from the FDA.
In June 2022, we received an additional 510(k) clearance from the FDA to extend the use of iFuse TORQ to include fragility fractures. This clearance opens a new population that can benefit from sacroiliac joint fusion and fracture fixation using iFuse TORQ.
In September 2022, we received 510(k) clearance from the FDA for use of iFuse TORQ using the Bedrock technique. This clearance allows us to promote the use of a threaded implant (iFuse TORQ) in a trajectory that is familiar to surgeons through a previous clearance for the same use for iFuse-3D. In the United States, the iFuse TORQ Implant System is indicated for sacroiliac joint fusion for:
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

In May 2022, we received 510(k) clearance from the FDA for iFuse Bedrock Granite. This implant combines benefits of a pelvic fixation screw with attachment to posterior rods of pedicle screw systems and simultaneous fusion of the sacroiliac joint related to the device’s porous surface. This device previously received breakthrough device designation from the FDA in November 2021. The combination of breakthrough designation and FDA clearance allowed us to obtain an NTAP from Centers for Medicare & Medicaid Service ("CMS"). NTAP provides an additional payment to hospitals for eligible cases that use iFuse Bedrock Granite.

In June 2023, we received 510(k) clearance from the FDA for iFuse TORQ placement in the posterolateral or lateral oblique trajectory. The most recent FDA 510(k) premarket clearance was received in January 2024 for the iFuse Bedrock Granite® Implant System in a smaller (9.5 mm) diameter with both an expanded indication in pediatric patients, and an expanded application that includes use in the S1 trajectory.

In August 2024, we received 510(k) clearance from the FDA for the iFuse TORQ TNTTM Implant System. The TNT implant system is designed to meet the specific anatomical and bone mineral density needs of the sacrum and ilium and will serve as the next generation technology for pelvic fragility fracture fixation and sacroiliac joint fusion. This implant includes a porous threaded implant with lengths capable of spanning the posterior pelvis, passing through the ipsilateral ilium, sacrum, and into the contralateral ilium. This implant received breakthrough device designation from the FDA.

In the future, we plan to pursue additional 510(k) clearances for new products and changes to the current indication for iFuse.
In November 2010, we obtained a CE Certificate of Conformity from our Notified Body (DEKRA) and affixed a CE mark to our iFuse Implant System in accordance with the Medical Device Directive ("MDD") to allow commercialization of our triangular iFuse implants in the EEA. In the EEA and Switzerland, iFuse is intended for sacroiliac joint fusion, including use in high and low energy fractures of the pelvic ring. Since 2010, we have renewed our Certificates, added additional instruments, implant sizes and labeling updates and iFuse-3D, our second generation iFuse implant, to our product offerings in the EEA. We plan to continue to work with our Notified Body to update our Technical Files and incorporate updates to our products in the EEA in accordance with applicable legislative requirements.
In 2021, a UK Responsible Person was appointed and we registered the iFuse Implant System with the Medicines and Healthcare products regulatory agency. We rely on our CE marks to continue to place our devices on the market in Great Britain until the requirement to obtain a UKCA mark applies to our devices.
As of May 26, 2021, the European Union no longer applies the Mutual Recognition Agreement between the EEA and Switzerland. However, Switzerland continues to recognize marked medical devices CE marked in accordance with the relevant EU legislation. As a result, we rely on our CE mark to continue to place our devices on the market in Switzerland. Manufacturers based outside of Switzerland are required to appoint a Swiss authorized representative in compliance with the Swiss Medical Device Ordinance. As a consequence, we have appointed an authorized representative in Switzerland and continue to work to meet Swiss requirements for the import of medical devices.
In 2022, we began the effort of obtaining approval for iFuse and iFuse-3D under EU MDR. As of December 2023, our quality system received MDR approval under ISO 13485:2016. Additionally, EU MDR Certificates of Conformity were issued by DEKRA for iFuse and iFuse 3D surgical instruments. We are awaiting issuance of our MDR Certificates of Conformity for iFuse-3D implants and iFuse TORQ instruments and implants.
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
•the federal Physician Payment Sunshine Act, implemented by the Centers for CMS as the Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS, information related to payments and other “transfers of value” made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (including physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually to CMS ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners;
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
Data Privacy and Security Laws
In the ordinary course of our business, we process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the ePrivacy Directive. Several states within the United States have enacted or proposed data privacy laws. For example, California passed the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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
See the section titled “Risk Factors – Risks Related to Our Business and Our Industry” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulation.

Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. To mitigate supply risk, we use a rolling twelve month forecast and take into consideration production lead times to maintain adequate levels of inventory for our iFuse-3D, iFuse TORQ and iFuse Bedrock Granite implants. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the United States.
Our only supplier for our iFuse-3D and iFuse TORQ and iFuse TORQ TNT implants is rms Company ("RMS"). We entered into an exclusive Manufacture and Supply Agreement with RMS in February 2024 (the "Manufacture and Supply Agreement") which supersedes and replaces our prior Manufacturing, Quality and Supply Agreement with RMS. Pursuant to the Manufacture and Supply Agreement, RMS manufactures certain of our implants in accordance with our specifications. The agreement provides us with the right to quality alternative sources from whom we may purchase products in the event of a supply failure by RMS. The prices we pay for products are fixed under the agreement through 2026. The agreement has a three-year initial term and automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement.
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

In the United States, products we sell are required to be manufactured in compliance with the FDA's Quality System Regulation, codified at 21 CFR Part 820, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. In international markets, we are required to comply with similar requirements. Our status in FDA’s Establishment Registration and Device Listing is active and we also maintain the Medical Device Manufacturing License issued by the State of California’s Department of Public Health Food and Drug Branch. In the EEA, we are required to comply with Quality Management System ("QMS") requirements established in EU medical device legislation. To demonstrate compliance with these requirements, we obtain and maintain ISO13485:2016 Quality Management System certification for our locations in Santa Clara, California, and Gallarate Italy, issued by DEKRA Certification, B.V.

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

Human Capital Resources
Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To attract, retain, and develop our talent, we seek to create a diverse and inclusive workplace with opportunities for our employees to thrive and advance in their careers. We support this with market-competitive compensation, comprehensive benefits, and health and well-being programs.

In addition to ensuring equitable compensation for our employees, we maintain a strong focus on enhancing employee retention and job satisfaction and promoting workforce diversity. To achieve this, we have established a feedback mechanism to continually monitor and respond to employee sentiment. Using this feedback, we deploy strategies that enhance the skills of our people managers and improve internal communications with employees. Furthermore, we provide ongoing learning and leadership training opportunities to support professional growth.

We seek to create a transparent and open culture that promotes lawful and ethical conduct. As part of our new hire orientation curriculum, each new employee undergoes training on our code of conduct, corporate compliance polices and the legal, regulatory and industry code frameworks governing our business as a manufacturer and distributor of medical devices. Based on their role, employees also participate in periodic refresher trainings and trainings around particular topics of current importance related to legal compliance. We have established clear expectations of our employees and take corrective action if a compliance issue arises. We have a standing Compliance Committee in which our most senior executives participate in quarterly meetings, and we report annually to our Board of Directors on risk management and legal compliance. We also report quarterly to our Nominating and Corporate Governance Committee on compliance, including a dashboard presentation. We view our employees as our most important partners in creating a culture of compliance, led by our senior leadership team but in which each employee is also an accountable participant.

As of December 31, 2024, we had 349 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2024, we had a direct field sales organization of 158 in the United States and nine in Europe. During 2024, our voluntary attrition rate was approximately 8%.
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
Risks Related to Our Business and Our Industry
We have incurred significant operating losses since inception, we may continue to incur operating losses in the future, and we may not be able to achieve or sustain future profitability.
We have incurred net losses since our inception in 2008. For the years ended December 31, 2024, 2023, and 2022 we had net losses of $30.9 million, $43.3 million, and $61.3 million, respectively. As of December 31, 2024, we had an accumulated deficit of $431.4 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating surgeons and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to develop, enhance, and commercialize our existing and new products and grow our commercial infrastructure. As a result, we may continue to incur operating losses for some time and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our physician base, the expansion of our sales force including through hybrid sales agencies, investment in implants and instruments, the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. The capital markets have deteriorated substantially since the beginning of 2022, especially with respect to securities issued by small- and mid-cap companies in the medical device sector. Equity and debt capital have become substantially more expensive and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
We may not be able to convince physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications.
Physicians, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. For us to sell our products successfully, we must demonstrate to physicians through education and training that treatment with one or more of our iFuse family of implants is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in demonstrating the merits of our products to physicians, their use of our products may decline, adversely affecting our revenues and profitability.
Historically, many physicians did not include an evaluation of the sacroiliac joint in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with sacroiliac joint dysfunction. We believe that educating physicians and other healthcare professionals about the clinical merits and patient benefits of our iFuse family of implants is an important element of building our business. If we fail to effectively educate physicians and other medical professionals, they may not include a sacroiliac joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary surgical procedures or only non-surgical treatment.
Physicians may also hesitate to change their medical treatment practices for other reasons, including the following:
•lack of experience with similar procedures;
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
Patients with sacroiliac joint dysfunction are cared for by a variety of health care providers, including spine surgeons and pain physicians and other interventionalist spine physicians, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. These interventionalists often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint, and implantation of neurostimulation devices, stabilization and fusion implants and other products intended to treat the sacroiliac joint or the pain it can cause. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of our iFuse products, with the intent of either having them adopt and perform our procedures or refer their patients with sacroiliac joint dysfunction to physicians who have been trained to perform our procedures. Providers who have not been educated on or adopted our procedures may prefer to continue to treat these patients with other interventions they offer because of physician preference or their view that these interventions are superior.
The AMA CPT Editorial Panel introduced a new permanent Category 1 CPT Code, 27278, to describe minimally invasive sacroiliac fusion achieved with placement of an intra-articular implant without the use of a transfixing device. While we offer products that can be used in procedures described by both CPT Codes 27278 and 27279, historically our primary focus has been on products used in procedures described by CPT Code 27279. If more physicians elect to offer, or more patients elect to undergo, procedures described by CPT Code 27278, or if we are unable to demonstrate to physicians the comparative benefits of our products that are intended for use in CPT Code 27278 procedures, sales of our iFuse implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
If hospitals, physicians, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payors, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs. Hospitals, physicians, and other healthcare providers that purchase or use medical devices generally rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. When a procedure using our implants is performed, the reimbursement process depends on the site of service. For procedures performed in a hospital or ambulatory surgical center, both the physicians and the healthcare facility submit claims for reimbursement to the healthcare payor. When the procedure is performed in an office-based lab, a single claim covers both physician services and facility costs.
The AMA develops and maintains CPT codes that are used by third-party payors to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. As of January 1, 2025, the Medicare physician fee reimbursement for minimally invasive fusion with our laterally placed transfixing iFuse implants, described as CPT Code 27279, is $790. As of January 1, 2025, Medicare physician fee for procedures using intra-articular, non-transfixing implants, including our iFuse INTRA bone allograft products, is $465 when performed in the facility setting, and $11,805 when performed in the physician office

(e.g., office-based lab) setting. Minimally invasive sacroiliac fusion performed with a transfixing device is not eligible for payment in the office-based lab site-of-service and there is therefore no corresponding value for office-based reimbursement for CPT Code 27279.
Even to the extent our products and procedures using our products are currently covered and reimbursed by third-party private and public payors, adverse changes in coverage and reimbursement policies that affect our products, discounts, and number of implants used may also drive our prices and revenue down and harm our ability to market and sell our products.
While all Medicare Administrative Contractors are regularly reimbursing for minimally invasive sacroiliac joint fusion utilizing laterally placed transfixing devices under CPT Code 27279, a small number of private payors still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure.
In contrast, the reimbursement environment for the procedure described by CPT Code 27278 (placement of intra-articular implant without the placement of a transfixing device) is less consistent. In 2024, three Medicare Administrative Contractors finalized Local Coverage Determinations precluding coverage for CPT Code 27278. The coverage decisions of the remaining Medicare Administrative Contractors remain uncertain. We believe this reimbursement environment has impacted demand for our iFuse INTRA products.
Commercial payors generally set their physician fee reimbursement with reference to Medicare reimbursement rates. Many have yet to set coverage decisions for CPT Code 27278, and may decide not to cover these procedures until more evidence is developed. There is a small number of commercial payers with positive coverage policies for CPT Code 27278 procedures, and many may allow coverage on a case-by-case basis.
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
Future action by the Centers for CMS or third-party payors may reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products. Volatility in the payment rates that physicians and hospitals receive from CMS may have a material impact on their willingness to perform procedures including our products, as well as place additional pressure on pricing of our implants.
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
Uncertainty in the coverage and reimbursement environment may decrease demand for our products and adversely affect our business.
Minimally invasive surgical sacroiliac joint fusion procedures are primarily separated into two main types: procedures where the devices transfix the joint, and newer procedures using intra-articular (in-line) devices that do not transfix the joint. The transfixing procedures are described by CPT Code 27279. The non-transfixing procedures are described by CPT Code 27278, which was adopted by the AMA CPT Editorial Panel on January 1, 2024.
We believe that the favorable coverage and reimbursement profile of CPT Code 27279 as compared to CPT Code 27278 is a result of third-party payers’ review and assessment of peer-reviewed clinical literature supporting its use. Most procedures available to U.S. patients have a clear coding interpretation, reported as either CPT Code 27279 or 27278. Ambiguity exists, however, over the proper categorization of some sacroiliac joint devices which use an intra-articular (in-line) approach, but also have integrated fixation design features which “pierce” ilium and sacrum bones on either side of the implant. The AMA is currently receiving proposals to change some code definitions, including for CPT code 27278 and CPT code 27279, to allow for newer sacroiliac joint procedures via the CPT Editorial process, which would impact the reporting of procedures effective January 1, 2026. These changes could impact the code definitions of either or both of these codes.
If procedures requiring lower work effort supported by lower-quality clinical evidence, and/or having less favorable patient outcomes are reported via CPT Code 27279 instead of CPT Code 27278 as a result of future changes to the code definitions, it may contribute to a loss of value for CPT Code 27279. This dynamic could also prompt reevaluations of third-party payers’ coverage policies, which could ultimately decrease demand for our products and negatively impact our business and prospects. Additionally, if physicians and facilities are confused about the proper coding for our products or our competitors’ products, physicians may choose competitors’ products or choose not to perform sacroiliac joint procedures altogether, which would adversely affect demand for our products.
Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our products, which in turn could impact our ability to successfully commercialize our products and could have an adverse material effect on our business, financial condition and results of operations.
Healthcare reforms may have a material adverse effect on our operations.
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
Pricing pressure from our competitors, healthcare provider consolidation, the presence of physician-owned distributorships, and payor consolidation may impact our ability to sell our product at prices necessary to support our current business strategies.
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
Practice trends, market dynamics, and other factors, have caused, and may continue to cause, procedures to shift from the hospital environment to ambulatory surgical centers ("ASCs") or office-based labs ("OBLs") where pressure on the prices of our products is generally more acute.
We anticipate that more outpatient eligible procedures will be performed in ASCs and OBLs to control costs and expand patient access to medical procedures. This shift accelerated during the COVID-19 pandemic, and we expect it to continue because ASCs and OBLs are generally a more economically favorable site of service, and physicians performing the procedures and their practices sometimes have ownership interests in the ASC and generally own the OBL. Because reimbursement for procedures in an ASC or OBL is typically less than the reimbursement in an in-patient setting and due to physicians’ economic interest in ASCs and OBLs, we typically experience more pressure on the pricing of our products by ASCs and OBLs than by hospitals, and the average price for which we sell our products to ASCs and OBLs can be less than the average prices we charge to hospitals. In addition, some physicians may choose to use fewer implants due to their interest in the profitability of the ASC or OBL. An accelerated shift of procedures using our products to ASCs and OBLs could adversely impact the average selling prices of our products and our revenues could suffer as a result.

In 2024, CMS announced a TPT payment status for the use of the iFuse Bedrock Granite implant system in hospital outpatient and ASC settings of care, for procedures effective January 1, 2025. TPT allows the hospital outpatient departments and ASCs supporting the case to “pass through” the costs of the iFuse Bedrock Granite technology to the Medicare program, to encourage innovation and early access of new technologies for Medicare beneficiaries. We anticipate this may reduce pricing pressure on our Granite family of implants in the outpatient sites of care, particularly where the Medicare population is heavier. However, we have less experience with our Granite implants being used in outpatient procedures and it remains to be seen whether surgeons will perform more of these procedures in the outpatient setting in the future.
We have historically been highly dependent on revenue from the sale of a single family of products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Continued reliance on a single family of products and single family of procedures could negatively affect our results of operations and financial condition.
The majority of our revenue comes from the sale of iFuse, iFuse-3D, iFuse TORQ, and iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of the iFuse family of products, and we will continue to be dependent on the success of this single product family for the foreseeable future. There can be no assurance that our solutions will maintain a substantial degree of market acceptance among physicians, patients or healthcare providers. Our failure to successfully grow the market for our solutions and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
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
The number of competitors that we are aware of marketing sacroiliac joint fusion products in the United States has grown considerably since 2008. Some of our current and potential competitors are major medical device companies that have substantially greater financial, technical, and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly longer operating history and more established reputations than we do. Some of these companies sell a broad suite of products that can be used together in the operating room in order to facilitate surgery, such as surgical imaging, navigation and robotic systems, or a large number of implants intended to treat different conditions affecting the spine and pelvis. The ability of these competitors to sell these products together or as part of larger purchasing arrangements may put us at a disadvantage. In addition, if these competitors use technology, contracts, or intellectual property measures to limit or eliminate the compatibility of their surgical imaging, navigation and robotic systems with our products, sales of our products could decline or fail to grow, which could adversely affect our business and results of operations.
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
We rely on third-party suppliers to manufacture and supply substantially all of our products. For us to be successful, we need our suppliers to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable prices, and on a timely basis. We do not have long-term supply contracts for some of our suppliers, and in some cases, even where we do have agreements in place, we purchase important parts of the iFuse Implant System, including our implants, from a single supplier. Therefore, we cannot assure investors that we will be able to obtain sufficient quantities of product in the future.
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
We generally use a small number of suppliers for our instruments and currently rely on RMS for iFuse-3D and iFuse TORQ implants and for several of the components, including the assembly and packaging, of our iFuse Bedrock Granite implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
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
•we or our third-party manufacturers could experience plant closures due to local epidemics of communicable diseases or local outbreaks of such diseases among their workforce, thereby shuttering a plant in which our products are manufactured;
•we may experience delays in delivery by our third-party manufacturers and suppliers due to significant changes in our ordering volumes;
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
In addition, most of our supply and manufacturing agreements do not have minimum manufacturing or purchase obligations. As such, with many of our suppliers, we have no obligation to buy any given quantity of products, and the suppliers have no obligation to sell to us or to manufacture for us any given quantity of components or products. As a result, our ability to purchase adequate quantities of components or our products may be limited and we may not be able to convince suppliers to make components and products available to us in some instances. Our suppliers may also encounter problems that limit their ability to supply components or manufacture products for us, including financial difficulties, damage to their manufacturing equipment or facilities, product discontinuations or adverse findings in quality audits. As a result, there is a risk that certain components could be discontinued and no longer available to us. We may be required to make significant “last time” purchases of component inventory that is being discontinued by the supplier to ensure supply continuity. If we fail to obtain sufficient quantities of high quality components to meet demand for our products in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Securing a replacement third-party manufacturer or supplier could be difficult. The introduction of new or alternative manufacturers or suppliers also may require design changes to our iFuse system that are subject to domestic and international regulatory clearances or approvals and the review of our Notified Body.
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
We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA, other foreign regulatory authorities, or applicable QMS requirements and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to delays in obtaining marketing clearances, approvals or CE Certificates of Conformity, regulatory action including warning letters, product recalls, termination of distribution, operating restrictions, interruption of production, delays in the introduction of products into the market, product seizures, civil, administrative, or criminal penalties and the suspension, variation, or withdrawal of our CE Certificates of Conformity. We could incur delays while we locate and engage qualified alternative suppliers, and we may be unable to engage alternative suppliers on favorable terms or at all. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate sales.
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
A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Inflationary pressures may result in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We continue to actively monitor the impact of various macroeconomic trends, such as tariffs, changes to international trade agreements, labor costs, interest rates, inflation rates, and geopolitical instability within the United States and abroad. The implementation of more restrictive trade policies, including the imposition of further tariffs in connection with the new presidential administration in the United States and retaliatory tariffs in response thereto, or the renegotiation of existing trade agreements with the United States or countries where we source supplies, could have a material adverse effect on our business, results of operations and financial condition. For example, much of the titanium used in our implants is sourced from Canada and any disruption to trade with Canada caused by tariffs could increase the cost or disrupt the supply of our implants, which could materially harm our business, financial condition and results of operation. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to significant inflationary pressures, tariffs, or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials, components or instruments from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost-effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by inflation and rising interest rates, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain. These geopolitical events and related factors and results, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us.
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
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States FDCA, or are exempt from premarket review. Those marketed in the EEA have been the subject of a CE Certificate of Conformity. The 510(k) clearance process of the FDA requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a PMA, and does not usually require pre-clinical or clinical studies. As a result, each of our products has been launched prior to gathering substantial prospective clinical trial evidence, and our post-market clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, physicians may be slow to adopt our more recent products including iFuse TORQ, iFUse Bedrock Granite and iFuse INTRA, each of which are supported by smaller bodies of clinical evidence than iFuse and iFuse-3D, third-party payors may be slow to provide coverage for novel procedures and techniques using these products, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with any of our products does not improve patient outcomes. Such results would slow the adoption of our products by physicians, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability.
If clinical experience with our iFuse Bedrock technique or our iFuse Bedrock Granite, iFuse TORQ, or iFuse INTRA products do not result in positive outcomes for patients, or if clinical trials involving the use of iFuse Bedrock, iFuse Bedrock Granite, iFuse INTRA and/or iFuse TORQ fail to show meaningful patient benefit, sales of our iFuse, iFuse-3D, iFuse TORQ and/or iFuse Bedrock Granite implants could be adversely impacted.
In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse triangular implants across the sacroiliac joint using a different surgical approach to treat sacroiliac joint dysfunction at the same time they are fusing multiple levels of the spine above and affixing those spinal fusion devices to the pelvis. In April 2019, the FDA cleared promotion of iFuse Bedrock for a broader and more general purpose, to provide additional stability and immobilization of the sacroiliac joint in connection with a thoracolumbar fusion procedure. In June 2022, we also obtained a similar marketing clearance for iFuse TORQ, which can be used in the same Bedrock approach, In May 2022, we introduced iFuse Bedrock Granite, an implant which fuses the sacroiliac joint and attaches to the rods placed in a multi-segment spinal fusion construct, and which is used in substantially similar procedures as the iFuse Bedrock technique. To date, clinical experience with the iFuse Bedrock technique and with iFuse Bedrock Granite is limited and we have yet to publish results from our SILVIA trial of the iFuse Bedrock technique or complete a clinical trial to evaluate the iFuse Bedrock Granite implant. Surgeons do not know if the addition of sacroiliac fusion devices to the implants used to fuse multiple levels of the lumbar spine will result in patient benefit. If surgeons' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.

In February 2021, we launched iFuse TORQ, a line of 3D-printed threaded implants designed for applications in pelvic trauma and sacroliliac fusion. In June 2022, the FDA provided clearance for an expanded indication for iFuse TORQ to include acute, non-acute and non-traumatic fractures as well as for placement across the sacroiliac joint using our Bedrock technique. In August 2024, we received FDA clearance for the iFuse TORQ TNT with indication for fracture fixation of the pelvis and sacroiliac joint fusion. Clinical experience with iFuse TORQ is limited and we have yet to publish results from SAFFRON, our clinical trial to evaluate the use of iFuse TORQ in patients with sacral fragility or insufficiency fractures. Physicians do not yet know if pelvic fracture fixation and sacroiliac joint fusion using iFuse TORQ is superior to nonsurgical management in this class of patients. If physicians' clinical experience with our implants in these procedures is not positive, or if our clinical trials do not show meaningful benefits to the patients undergoing this procedure, sale of our iFuse implants for this indication could be adversely impacted, which could negatively affect our operations and financial condition.
If we are not able to manage growth successfully, it could adversely affect our business, financial condition, and results of operations.
We have experienced considerable revenue growth as we have expanded into new markets. This growth has placed significant demands on our operational and administrative infrastructure, including our supply chain operations, quality control, customer service, salesforce, information technology, and general and financial administration. We anticipate that continued growth will continue to place significant demands on this infrastructure. We cannot be certain that our existing personnel, systems, and procedures and internal controls will be adequate to support our future operations and any expansion of our systems and infrastructure may require us to commit significant additional financial, operational, and management resources. Expanding the capacity of these infrastructure systems may not be successfully implemented. If we cannot manage our growth effectively, our business will suffer.
If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales.
As of December 31, 2024, our U.S. sales force consisted of 87 territory sales managers and 71 clinical support specialists directly employed by us and 252 third-party sales agents. As of December 31, 2024, our international sales force consisted of 9 sales representatives directly employed by us and a total of 31 third-party sales agents and resellers, which together have had sales in 38 countries through December 31, 2024. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.
As we launch new products, expand physician call points, and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and third-party sales agents and resellers with significant technical knowledge in various areas, such as spine and pelvic health and treatment. New sales representatives and agents require training and take time to achieve full productivity. If we fail to train new sales representatives and agents adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new sales representatives and agents will become as productive as may be necessary to maintain or increase our sales. If a direct sales representative or third-party sales agent or reseller departs and is retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. The launch of new products or entrance into new markets could distract our sales representatives from existing customers and markets and redirect resources from existing to novel markets. Furthermore, any such change affects our ability to hire, contract with and retain members of our direct sales force and third-party sales agents and resellers. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified third-party sales agents and resellers or to hire additional direct sales representatives to work with us. Furthermore, we may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or third-party sales agents and resellers would prevent us from expanding our business and generating sales. If our direct sales representatives or third-party sales agents fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease.
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
iFuse INTRA family of implants are implantable bone products manufactured from sterilized recovered cadaveric bone tissue. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. These reports could have a negative effect on sales of iFuse INTRA.
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

•    large-scale epidemics of communicable diseases;
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
If we are unable to assemble and test our products at a sufficient rate to satisfy commercial demand, our ability to generate revenue would be impaired, market acceptance of our products could be adversely affected and customers may instead purchase or use our competitors’ products.
If we do not enhance and broaden our product offerings through our research and development efforts, we may be unable to compete effectively.
In order to continue to grow revenue, we must enhance and broaden our product offerings in response to customer demands and competitive pressures and technologies. We might not be able to successfully develop, obtain domestic and international regulatory clearances or approvals, or CE Certificates of Conformity for, or market new products, and our future products might not be accepted by the physicians or the third-party payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on numerous factors, including our ability to:
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
As a result of the need to maintain adequate levels of inventory, we are subject to the risk of inventory obsolescence. Many of our products come in sets, which feature components and implants in a variety of sizes so that the implant or device may be chosen for size based on the patient’s needs. In order to market our products effectively, we often maintain and provide physicians and hospitals with back-up products and products of different sizes. For each surgery, fewer than all of the components of the set are used, and therefore certain portions of the set may become obsolete before they can be used. In addition, as we introduce new implants and instruments with the same intended uses as existing products, the older products may fall out of favor with our customers, causing them to become obsolete. In addition, market demand for our new products may be less than expected, resulting in excess inventory from the supply purchased for launch. For example, in the quarter ending December 31, 2023 we took a $1.7 million in reserves for excess inventory related to the "lag" configuration of our iFuse TORQ product, reflecting its below-expected market demand. In the event that a substantial portion of our inventory becomes obsolete, it could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs that may be required to replace such inventory.
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
We are not aware of an independent third-party study that reliably reports the potential market size for minimally invasive sacroiliac fusion or cost savings as a result of the procedure. Therefore, our estimates of the size and potential for future growth in the market for our iFuse products, cost savings to patients, the healthcare system and the economy overall from its use, and the number of people currently suffering from lower back pain who may benefit from and be amenable to our iFuse procedure, is based on a number of internal and third-party studies, surveys, reports, and estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market potential for our iFuse products and procedures and health cost savings, these estimates may not be correct and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. The actual incidence of lower back pain, and the actual demand for our products or competitive products, could differ materially from our projections if our assumptions and estimates are incorrect. As a result, our estimates of the size and future growth in the market for our iFuse products may prove to be incorrect. In addition, actual health cost savings to the healthcare system as a result of the iFuse procedure may materially differ from those we expect. If the actual number of people with lower back pain who would benefit from our iFuse products and the size and future growth in the market for iFuse products and related costs savings to the healthcare system is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
Our results of operations could suffer if we are unable to manage our international business effectively.
The sale of our products in select international markets is an element of our business strategy and involves risk. The sale and shipment of our products across international borders subject us to extensive U.S. and foreign governmental trade and export and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly affect us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), and the United Kingdom Bribery Act (“UKBA”), anti-boycott laws, anti-money laundering laws, and regulations relating to economic sanctions imposed by the United States, including the Office of Foreign Asset Control of the U.S. Treasury. Any failure to comply with applicable legal and regulatory obligations in the United States or abroad could adversely affect us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our distribution and sales activities.
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
•    potentially insufficient numbers of patients requiring procedures that use our products;
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
Further, U.S. government policies on international trade and investments such as import quotas, capital controls, punitive taxes or tariffs or similar trade barriers, whether imposed by individual governments or regional trade blocs, can affect our supply chain and ability to expand internationally. Our international sales and operations are also sensitive to changes in foreign nations’ priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries.
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
If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business, impairment of our results of operations, reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
In the ordinary course of business, we and the third parties with whom we work process sensitive information. We rely extensively on information technology systems, networks and services, some of which are managed, hosted, provided or used by third parties, to conduct business. If we or the third parties with whom we work do not sufficiently allocate and effectively manage the resources necessary to build, sustain, and secure the proper information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss, unavailability of or damage to data and intellectual property. Furthermore, regardless of the resources we allocate and the effectiveness with which we manage them, we face a risk of cyberattacks and other security breaches and incidents. We have experienced breaches of our information technology infrastructure in the past; if we or the third parties with whom we work experience significant disruptions in our information technology systems in the future, our business, results of operations, and financial condition could be adversely affected.
Severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
If our data management systems, or those of the third parties with whom we work, fail to collect, store, process, or report relevant business data due to issues like malfunctions, human error, natural disasters, or cyberattacks, our ability to operate, plan, and comply with laws could be significantly impaired. Any such impairment could negatively impact our financial condition, operations, and cash flow. Maintaining and enhancing our information technology systems requires significant resources to address evolving technologies, new threats, legal standards, and the need for data security. Despite our efforts to upgrade, secure, and develop these systems, we cannot guarantee success or prevent future disruptions or issues.
Furthermore, our employees, third-party service providers, strategic partners, or other contractors or consultants may input sensitive information (including competitive, proprietary, personal or confidential information, or other business data) of ours, into a system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks.
The scope and breadth of cyberattacks are expanding. The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent and adaptive, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures. For example, AI technologies may be used for certain cyberattacks or to increase the frequency or intensity of certain cyberattacks, which may increase our risks presented by cyberattack activity.
There can be no assurance that any efforts we make to prevent against such privacy or security breaches or incidents have been or will be able to prevent breakdowns or breaches or incidents in our systems that could adversely affect our business. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could result in: the unauthorized publication of our confidential business or proprietary information; the unauthorized release of employee, customer or vendor data and payment information; a loss of confidence by our customers; damage to our reputation; a disruption to our business; litigation and legal liability; and a negative impact on our future sales, all of which could have a material adverse effect on our reputation, business, results of operations, and financial condition. In addition, the cost and operational consequences of implementing further data protection or data restoration measures could be significant.
We cannot guarantee that our liability limitations in contracts will be enforceable or adequate to protect us from damages related to security breaches. While we have cyber insurance, it may be insufficient or not cover all liabilities. We cannot ensure that our coverage will be adequate, available at reasonable terms, or that an insurer won't deny future claims. Large claims exceeding our coverage or changes in insurance terms could significantly impact our business, financial condition, and reputation. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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

We have incorporated and continue to work to further incorporate artificial intelligence into our operations. Implementation of artificial intelligence and machine learning technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

We have integrated artificial intelligence ("AI"), including generative AI, and machine learning ("ML") technologies in our operations (collectively, “AI” technologies) in certain of our internal operations. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI tools may be incorrectly designed or provide inaccurate data, and business decisions could be made on the basis of AI-generated misinformation. Employees using publicly-available AI tools could leak our sensitive data. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise patient data or product functionality. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). Though we have taken steps to be thoughtful in our implementation of AI, and training on appropriate uses of AI, such risks could negatively affect the performance of our products, services, and business, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed enacted, or are considering laws governing AI, including the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
If an epidemic, like the COVID-19 pandemic, occurs, our business, financial condition, results of operations and cash flows could be adversely affected. Business disruptions have included, and could in the future include, disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals and ambulatory surgery centers. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in regional or global economic downturns that could affect demand for our products, as well as increase risk of customer defaults or delays in payments. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, cash flows, or ability to raise capital.

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

Various state and federal regulatory and enforcement agencies, and foreign equivalents, continue actively to investigate violations of health-care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. To enforce compliance with the federal laws, the U.S. Department of Justice has continued its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, in October 2024, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health-care professionals. Responding to this Investigation and other investigations may be time- and resource-consuming and even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business. Additionally, if we settle the current Investigation, or any potential future investigation with the Department of Justice or other law enforcement agencies, we may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. The current Investigation and any new investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, data we collect about trial participants in connection with clinical trials, and health/medical data (collectively, "sensitive information"). We process data of our employees, consultants, certain individuals who may be affiliated with our customers, including physician users of our products and, in the context of clinical investigations, patients. We collect this kind of information for several purposes, such as billing, reimbursement support, marketing purposes, post-marketing safety vigilance, servicing potential warranty claims and during the course of clinical trials.

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Such obligations include laws that protect the confidentiality of certain sensitive information including patient health information, such as patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA in the United States and regulations in the European Union (“EU”), which are described in detail in "Item 1. Business - Data Privacy and Security Laws.”

Many U.S. states have enacted laws regulating the collection, use and disclosure of sensitive information and requiring that companies implement reasonable data security measures. Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify affected individuals, customers, governmental entities and/or credit reporting agencies of certain security breaches affecting personal data or to take other actions, such as providing credit monitoring and identity theft protection services. These laws are not consistent, and increase our compliance costs and potential liability in the event of a data breach. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information.
In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
Although the CCPA and other comprehensive U.S. state privacy laws include exemptions for certain clinical trials data, and protected health information governed by HIPAA, the law may increase our compliance costs and potential liability with respect to other personal data we collect about California and other applicable residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work, and our customers.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR” and together with the EU GDPR, the "GDPR") impose strict requirements for processing personal data. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year. The EU GDPR is directly applicable in each EU Member State. This should, in principle, result in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies.

It requires data controllers to, among others, be transparent and to disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the EU GDPR will be significant — the greater of € 20 million or 4% of global turnover. The EU GDPR provides that EU Member States may introduce further conditions, including limitations, to the processing of genetic, biometric, or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. Each EU Member State may also adopt additional related legislation and guidance in its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We need to ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, and may become subject to such obligations in the future. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We also rely on vendors to process payment card data, who may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
We depend on a number of third parties in relation to the provision of our services, a number of which process personal data on our behalf. These third party service providers may breach their contractual or legal obligations, which could negatively affect our business and/or our reputation.

We publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security, and artificial intelligence. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

We have in the past, and could be in the future, subject to data breaches. Our failure (or perceived failure) to comply with applicable data privacy and security obligations, or to protect sensitive information, could result in significant consequences to us, including government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data, imprisonment of company officials and public censure, claims for damages by end-customers, and other affected individuals, and the imposition of integrity obligations and agency oversight, damage to our reputation, and loss of goodwill, any of which could harm our operations, financial performance, and business. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations.

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
We are exposed to the risk that our employees, independent contractors, consultants, manufacturers, and third-party sales agents and resellers may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct that violates applicable laws and regulations, such as FDA reporting requirements, manufacturing standards, federal, state and foreign healthcare laws and regulations including those related to fraud and abuse, data privacy laws and laws that require the true, complete and accurate reporting of financial information or data. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, disgorgement of profits, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.
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
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA and comparable foreign regulatory authorities, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In the EEA, we must report serious incidents, field safety corrective actions and trend reports through the European Database on Medical Devices ("EUDAMED") module on vigilance and post-market surveillance. However, EUDAMED is not yet fully functional and the related module on vigilance and post-market surveillance is not available yet. Until the entire EUDAMED system is fully functional, serious incidents and field safety corrective actions must be reported to the national competent authorities through national systems.
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
Our iFuse INTRA implants are derived from human bone tissue, and as a result are subject to FDA and certain state regulations regarding human cells, tissues and cellular or tissue-based products, or HCT/Ps. Currently, our iFuse INTRA implants are marketed as HCT/P products, and are regulated under Section 361 of the Public Health Service Act; as such, we have not been required to file a 510(k) with respect to these products. However, the FDA could require us to obtain a 510(k) clearance for future tissue products not regulated as 361 HCT/Ps. The process of obtaining a 510(k) clearance could take time and consume resources, and failing to receive such a clearance would render us unable to market and sell such products, which could have a material and adverse effect on our business.

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
We rely primarily on patent, copyright, trademark and trade secret laws, as well as confidentiality and nondisclosure agreements and other methods, to protect our proprietary technologies and know-how. As of December 31, 2024, we owned 68 issued U.S. patents and had 40 pending U.S. patent applications, and we owned 20 issued foreign patents and had 24 pending foreign patent applications. We have focused the majority of our foreign patent efforts in China, Europe, and Japan. Our current U.S. patents on iFuse, including the triangular shape, expire in December 2025. Competitors may market similar triangular shaped devices upon the expiration of the patents in late 2025. Our current U.S. patents on iFuse-3D, including the fenestrated design, expire in September 2035. Our foreign patents will expire between August 2025 and September 2035.
    As of December 31, 2024, we have 22 registered trademarks in the United States and have filed for three more. We have sought protection for at least fourteen of these trademarks in 60 countries including the 27 European member countries of the Madrid Protocol.
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
Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Significant litigation regarding patent rights exists in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit, or otherwise interfere with our ability to make and sell our products. We have conducted a limited review of patents issued to third parties. The large number of patents, the rapid rate of new patent issuances, the complexities of the technology involved, and the uncertainty of litigation increase the risk of management’s attention being diverted to patent litigation. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. Further, as the number of participants in the medical device industry grows, the possibility of intellectual property infringement claims against us increases. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages, including treble damages if an infringement is found to be willful, and/or royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations, and financial condition. If passed into law, patent reform legislation currently pending in the U.S. Congress could significantly change the risks associated with bringing or defending a patent infringement lawsuit.
In addition, we generally indemnify our customers and third-party sales agents and resellers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or third-party sales agents and resellers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or third-party sales agents and resellers, regardless of the merits of these claims. Such claims may in some instances require us to advance or indemnify the customer, sales agent or reseller for the cost of the defense, regardless of the plaintiff's ultimate success in the matter. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or third-party sales agents and resellers or may be required to obtain licenses to intellectual property owned by such third parties. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers and third-party sales agents and resellers may be forced to stop using or selling our products.
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
•the impact of infectious disease outbreaks on our business;
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

As of December 31, 2024, we had net operating loss (“NOL”) carryforwards of $350.5 million and $271.6 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal and state NOL carryforwards begin to expire in 2030 and 2024, respectively. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOL is suspended or otherwise limited. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.
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
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. We regularly review these defensive provisions with our Board of Directors and our larger stockholders but have thus far elected not to remove any of these provisions as we believe they enable our Board of Directors to plan and manage the business with a longer time horizon in mind. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, a California corporation ("SVB"), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC"), as receiver.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

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

Our Loan and Security Agreement (as amended, the "Amended Loan Agreement") with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“First-Citizens”) contains customary events of default, including bankruptcy, the failure to make payments when due, the occurrence of a material impairment on First-Citizens security interest over the collateral, a material adverse change, the occurrence of a default under certain other indebtedness incurred by us or our subsidiaries, the rendering of certain types of judgments against us and our subsidiaries, the revocation of certain government approvals, violation of covenants, and incorrectness of representations and warranties in any material respect.

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

In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“First-Citizen”), which amends the Company’s Loan and Security Agreement, dated as of August 12, 2021 (the “Original Loan Agreement”), as amended by that certain First Amendment to Loan and Security Agreement, dated as of January 6, 2023 (the “First Amendment”) and that certain Second Amendment to Loan and Security Agreement, dated as of January 25, 2024 (the “Second Amendment” and collectively with the Original Loan Agreement, as amended by the First Amendment, Second Amendment and Third Amendment, the “Third Amended Loan Agreement”). The Third Amendment Term Loan extended by First-Citizens to us pursuant to the current Third Amended Loan Agreement terminates and matures on September 1, 2029, and if we cannot renew or refinance this Third Amendment Term Loan, if needed at such time, or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report for additional information.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity

Risk management and strategy

We recognize the importance of protecting our critical information technology (“IT”) systems and data from material risks from cybersecurity threats. Risk management for cybersecurity threats is integrated into our overall enterprise risk management system. We consider cybersecurity risks alongside other business risks. Our risk management framework includes risk assessments, internal controls, and systems monitoring mechanisms. We have implemented and maintain various processes designed to assess, identify, and manage material risks from cybersecurity threats to our IT systems and critical data, including intellectual property, confidential information, that is proprietary, strategic or competitive in nature, health and medical data, clinical trial data, and personal data (“Information Systems and Data”). Third parties also play a role in our cybersecurity efforts. We engage third-party services to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example through penetration testing, independent audits or consulting on practices to address new challenges. We conduct audits and evaluations of our IT infrastructure, network architecture, and software applications to help us identify vulnerabilities, potential entry points, and areas for improvement. We perform assessments considering principles from the National Institute of Standards and Technology Cybersecurity Framework and by using an external third-party security assessor from time to time.

Depending on the environment, systems, and data, we employ strategies and practices designed to protect and mitigate cybersecurity material risks to our Information Systems and Data, including but not limited to:
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
•Maintaining an incident response plan.

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

Governance

Our audit committee is responsible for overseeing our cybersecurity risk management processes, including regarding cybersecurity threats. Our CFO, Anshul Maheshwari, and Vice President of Information Technology, Michael Vedda, provide briefings to our audit committee on the effectiveness and progress of our cybersecurity risk management program on regular basis. Mr. Vedda has more than 20 years of experience and engages with trusted third-party experts for support and guidance when additional guidance is required. Prior to joining SI-BONE, he managed cybersecurity functions, where he was responsible for overseeing cybersecurity strategy and operations, including incident response, threat intelligence, security awareness training programs, risk assessments and remediation, and regulatory and compliance matters. Our board of directors receives regular reports from our audit committee chair regarding our cyber risk management programs, potential cybersecurity risks, efforts to mitigate such risks, and the audit committee’s oversight of these activities.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Item 1A. “Risk Factors”, including “If we experience significant disruptions in our information technology systems, our business, results of operations, and financial condition could be adversely affected".

Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet, and the lease for this space expires in July 2026. Our headquarters houses our product development, marketing, finance, education, and administration functions. We also lease research and development and warehouse space in another building in Santa Clara, California under a lease that will expire in October 2026, and office spaces in Gallarate, Italy which expires in August 2027 to accommodate our European sales and marketing team. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space.
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
Holders of Record
As of February 20, 2025, we had 116 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of December 31, 2024, more than 115,000 procedures have been performed by over 4,300 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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
As of December 31, 2024, our U.S. sales force consisted of 87 territory sales managers and 71 clinical support specialists directly employed by us and 252 third-party sales agents, compared to 82 territory sales managers and 69 clinical support specialists directly employed by us and 175 third-party sales agent as of December 31, 2023. As of December 31, 2024, our international sales force consisted of 9 sales representatives directly employed by us and 31 third-party sales agents and resellers, compared to 14 sales representatives directly employed by us and 31 third-party sales agents and resellers as of December 31, 2023.

For fiscal year ended December 31, 2024, over 25 percent of our procedures for sacroiliac joint dysfunction were performed at ASCs and OBLs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We are targeting over 12,000 U.S. physicians including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of December 31, 2024 and 2023, in the United States more than 3,200 physicians and 2,700 physicians, respectively, have been trained on our solutions and have treated at least one patient. Outside the United States, as of December 31, 2024 and 2023, more than 1,100 and 900 physicians, respectively, have been trained on our solutions and have treated at least one patient. Since launching our academic training program in August 2018, we have trained residents and fellows in over 240 academic programs in the United States, resulting in the training of approximately 1,600 surgical residents and fellows.
Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse TORQ, iFuse Bedrock Granite, iFuse INTRA and iFuse TORQ TNT, we believe that the value of our innovative, versatile, and complementary product portfolio provides physicians with a comprehensive set of alternatives, and positions us as the top choice for physicians for sacropelvic solutions. We also offer an allograft bone implants for physicians who believe that this kind of implant can be important to obtaining stabilization and /or fusion.
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi-center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing multi-segmental, or long-construct, spinal fusion. We anticipate the results for the primary endpoint in 2025. In September 2022 we enrolled the first of the targeted 120 patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse TORQ device vs. non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We are no longer actively recruiting patients in our SAFFRON study and anticipate publishing follow-up results in 2025. We are working with a select group of physicians on STACI, a prospective study on the use of iFuse TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide post-market information on the safety and effectiveness of minimally invasive sacroiliac joint fusion procedures performed with iFuse TORQ.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. In 2024, we spent $16.6 million on research and development, equating to 10% of our 2024 revenue.
Enhance Employee Experience and Engagement
Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To attract, retain, and develop our talent, we seek to create a diverse and inclusive workplace with opportunities for our employees to thrive and advance in their careers. We support this with market-competitive compensation, comprehensive benefits, and health and well-being programs.

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
In 2024, we conducted instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
Gain operational efficiency
To support our growing portfolio of solutions, we continue to evolve our business processes to identify, measure and improve operational efficiency. The information developed will allow us to optimize processes, increase sales force productivity and improve asset utilization.
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. Our average revenue per territory sales manager has increased to approximately $1.8 million in fiscal year 2024, from $1.6 million in fiscal year 2023.
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

Interest Expense

Interest expense is primarily related to borrowings, amortization of debt issuance costs, and accretion of final fees on the First-Citizens Third Amended Loan Agreement.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the consolidated financial statements:

	Year ended December 31, 2024		Year ended December 31, 2023
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$167,178	100%	$138,886	100%
Cost of goods sold	35,057	21%	29,466	21%
Gross profit	132,121	79%	109,420	79%
Operating expenses:
Sales and marketing	117,054	70%	110,254	79%
Research and development	16,560	10%	15,028	11%
General and administrative	33,755	20%	31,069	22%
Total operating expenses	167,369	100%	156,351	113%
Loss from operations	(35,248)	(21)%	(46,931)	(34)%
Interest and other income (expense), net:
Interest income	7,848	5%	6,916	5%
Interest expense	(3,440)	(2)%	(3,462)	(2)%
Other income (expense), net	(73)	—%	141	—%
Loss before income taxes	$(30,913)	(18)%	$(43,336)	(31)%
We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year ended December 31, 2023		Year ended December 31, 2022
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$158,416	95%	$130,621	94%
International	8,762	5%	8,265	6%
	$167,178	100%	$138,886	100%

Comparison of the years ended December 31, 2024 and 2023
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands except for percentages)
Revenue	$167,178	$138,886	$28,292	20%
Cost of goods sold	35,057	29,466	5,591	19%
Gross profit	$132,121	$109,420	$22,701	21%
Gross margin	79%	79%

Revenue. The increase in revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 comprised a $27.8 million increase in our U.S. revenue from increased case volumes due to our expanded portfolio and growing base of active physicians and an increase of $0.5 million in our international revenue due to the increase in case volumes.

Gross Profit and Gross Margin. Gross profit increased $22.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by higher revenue. Gross margin was 79% for the years ended December 31, 2024 and December 31, 2023. Gross margin was consistent with prior year due to higher total costs related to iFuse TORQ and iFuse Bedrock Granite implants including royalties, offset by a decrease in depreciation costs and inventory reserves.
Operating Expenses:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$117,054	$110,254	$6,800	6%
Research and development	16,560	15,028	1,532	10%
General and administrative	33,755	31,069	2,686	9%
Total operating expenses	$167,369	$156,351	$11,018	7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a $6.4 million increase in commissions and employee related costs driven by higher revenues, an increase of $1.1 million in physician training and engagement expenses, and an increase in travel expenses of $0.4 million, partially offset by a $1.1 million decrease in certain advertising and marketing activities and consulting.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a $0.9 million increase in employee related costs and stock-based compensation due to higher headcount and a $0.6 million increase in product development costs.
General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a $1.8 million increase in employee related costs and stock-based compensation, and a $0.9 million increase in consulting, accounting, audit, and legal expenses.
Interest and Other Income (Expense), Net:

	Year Ended December 31,		$ Change	% Change
	2024	2023
	(in thousands, except for percentages)
Interest income	$7,848	$6,916	$932	13%
Interest expense	(3,440)	(3,462)	22	1%
Other income (expense), net	(73)	141	(214)	152%
Total interest and other income (expense), net	$4,335	$3,595	$740	(21)%
Interest Income. The increase in interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was mainly due to higher interest earned on our investments in marketable securities, primarily as a result of higher interest rates earned on higher cash and investment balances.
Interest Expense. The decrease in interest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to lower interest rates associated with the First-Citizens Third Amended Loan Agreement.
Other Income (Expense), Net. Other income (expense), net changed from income to expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to foreign currency fluctuations.

Liquidity and Capital Resources
As of December 31, 2024, we had cash and marketable securities of $150.0 million compared to $166.0 million as of December 31, 2023. We have financed our operations primarily through our public offerings and debt financing arrangements. As of December 31, 2024 and 2023 we had $35.5 million and $36.1 million outstanding debt, respectively.
As of December 31, 2024, we had an accumulated deficit of $431.4 million. During the years ended December 31, 2024 and 2023, we incurred a net loss of $30.9 million and $43.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan

Our outstanding debt is related to a Loan and Security Agreement (the “Original Loan Agreement”) dated August 12, 2021 (the “Effective Date”), entered into by us and Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, SVB provided us with a term loan in the aggregate principal amount of $35.0 million (the “Original Term Loan”).

On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB (the “First Amendment”, and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a new term loan (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured a revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line").

On January 25, 2024, we entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB (“First-Citizens”) which further amended our Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.

On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement with First-Citizens (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”), relative to a new term loan in the original aggregate principal amount of $36.0 million extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing First Amendment Term Loan. We also paid a certain final payment fee due relative to such prior First Amendment Term Loan. The Third Amendment set the maturity date for the Third Amendment Term Loan to September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and set the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the outstanding principal balance of the Third Amendment Term Loan is payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ prime rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which such covenants apply, and First-Citizens and the Company also agreed to terminate the Revolving Line and an uncommitted accordion term loan provision.

Cash Requirements
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers. Expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations on long-term debt (1)	$36,000	$—	$6,000	$30,000	$—
Interest obligations (2)	9,474	2,555	5,056	1,863	—
Operating leases obligations	2,150	1,238	901	11	—
Purchase obligations	438	438	—	—	—
Total	$48,062	$4,231	$11,957	$31,874	$—

(1)Represents the principal obligations at maturities of our First-Citizens Third Amended Loan Agreement.
(2)Represents the future interest obligations on our First-Citizens Third Amended Loan Agreement estimated using an interest rate of 7.0% as of December 31,

2024.

This compared to $49.2 million of contractual obligations as of December 31, 2023.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2024	2023	$ Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,425)	$(18,713)	$6,288
Investing activities	12,623	(59,798)	72,421
Financing activities	1,958	90,933	(88,975)
Effects of exchange rate changes on cash and cash equivalents	(479)	132	(611)
Net increase in cash and cash equivalents	$1,677	$12,554	$(10,877)
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 of $12.4 million resulted from cash outflows due to net loss of $30.9 million, adjusted for $28.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $10.1 million. Net cash used in operation activities for the year ended December 31, 2023 of $18.7 million resulted from cash outflows due to net loss of $43.3 million, adjusted for $29.5 million of non-cash items and cash outflows from changes in operating assets and liabilities of $4.8 million. The decrease in net loss, net of non-cash items for the year ended December 31, 2024 compared to the year ended December 31, 2023 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for year ended December 31, 2024 were primarily due to higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2024, higher inventory due to build-up related to our newly introduced products, offset in part by an increase in account payable and accrued liabilities due to normal timing of expenses. Net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2023 were primarily due to higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2023, higher inventory build-up related to our implants, higher prepaid expenses due to timing of payments, and lower accounts payable attributable to the normal course timing of expenses, offset in part by an increase in accrued liabilities and other due to timing of other third-party payments and higher compensation and benefits accruals.
Cash Used In and Provided by Investing Activities
Net cash provided by investing activities in the year ended December 31, 2024 was $12.6 million compared to net cash used in investing activities of $59.8 million in the year ended December 31, 2023. Net cash provided by investing activities for the year ended December 31, 2024 consisted of purchases of property and equipment of $10.5 million related to individual components in instrument trays to support increased case volumes and software, offset by maturities of our marketable securities, net of purchases, of $23.1 million. Net cash used in investing activities for the year ended December 31, 2023 consisted of purchases of property and equipment of $7.8 million related to individual components in instrument trays to support increased case volumes and capitalized costs related to the lease in Santa Clara and equipment and purchases of our marketable securities, net of maturities, of $52.0 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the year ended December 31, 2024 was $2.0 million resulting from proceeds of $2.7 million from the issuance of common stock under our stock-based incentive compensation plans, offset by the payment of $0.8 million for the final fee relative to the refinancing of our term loan with First-Citizens. Cash provided by financing activities for the year ended December 31, 2023 was $90.9 million resulting from proceeds of $83.7 million from the issuance of common stock under our follow-on public offering, proceeds of $6.6 million from the issuance of common stock under our stock-based incentive compensation plans, and net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens.

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
Revenue Recognition
We derive our revenue from the sale of our products to medical groups and hospitals through our direct sales force and third-party sales agents throughout the United States and Europe. We receive payment for the implants consumed during the surgery and do not receive additional or separate consideration for the use of the instrument tray furnished for the physicians’ use. We identify the instrument trays as a lease component and the implants as a non-lease component in our arrangements with our customers. We determine that the non-lease component is qualitatively predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the years ended 2024, 2023 and 2022 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
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
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and the amount of our Third Amendment Term Loan, therefore a hypothetical 100 basis point in market interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – U.S. Implant Product Sales

As described in Note 2 to the consolidated financial statements, the majority of the Company's consolidated revenue comes from product sales where the Company’s sales representative delivers the product at the point of implantation at the hospital or medical facilities. Management recognizes the revenue from these sales upon completion of the procedure and authorization by the customer, net of rebates and price discounts. The Company also generates a small portion of revenue from the sale of products through third-party sales agents and to certain hospitals or medical facilities where the products are ordered in advance of a procedure, and management recognizes revenue upon shipment to the customers, net of rebates and price discounts. The Company’s consolidated revenue was $167.2 million for the year ended December 31, 2024, of which $158.4 million is related to the U.S. implant product sales.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. implant product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for U.S. implant product sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of U.S. implant product sales upon completion of the procedure and authorization by the customer. These procedures also included, among others, (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos, (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) for a sample of outstanding customer invoice balances at December 31, 2024, obtaining evidence of subsequent cash receipt for paid invoices where applicable, and obtaining and inspecting source documents, including invoices, sales contracts, and proof of implantation for unpaid invoices, and (iv) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP
San Jose, California
February 25, 2025

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,948	$33,271
Short-term investments	115,094	132,748
Accounts receivable, net of allowance for credit losses of $588 and $1,118, respectively	27,459	21,953
Inventory	27,074	20,249
Prepaid expenses and other current assets	3,204	3,173
Total current assets	207,779	211,394
Property and equipment, net	20,374	16,000
Operating lease right-of-use assets	1,984	2,706
Other non-current assets	300	325
TOTAL ASSETS	$230,437	$230,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,488	$4,588
Accrued liabilities and other	19,492	17,452
Operating lease liabilities, current portion	1,152	1,416
Total current liabilities	27,132	23,456
Long-term borrowings	35,452	36,065
Operating lease liabilities, net of current portion	879	1,511
Other long-term liabilities	10	18
TOTAL LIABILITIES	63,473	61,050

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 42,086,477 and 40,693,299 shares issued and outstanding, respectively	4	4
Additional paid-in capital	598,070	569,477
Accumulated other comprehensive income	244	335
Accumulated deficit	(431,354)	(400,441)
TOTAL STOCKHOLDERS’ EQUITY	166,964	169,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,437	$230,425
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$167,178	$138,886	$106,409
Cost of goods sold	35,057	29,466	15,705
Gross profit	132,121	109,420	90,704
Operating expenses:
Sales and marketing	117,054	110,254	107,726
Research and development	16,560	15,028	13,627
General and administrative	33,755	31,069	28,960
Total operating expenses	167,369	156,351	150,313
Loss from operations	(35,248)	(46,931)	(59,609)
Interest and other income (expense), net:
Interest income	7,848	6,916	1,304
Interest expense	(3,440)	(3,462)	(2,819)
Other income (expense), net	(73)	141	(132)
Net loss	(30,913)	(43,336)	(61,256)
Other comprehensive income (loss):
Unrealized gain (loss) of marketable securities	26	166	(65)
Changes in foreign currency translation	(117)	(63)	(55)
Comprehensive loss	$(31,004)	$(43,233)	$(61,376)

Net loss per share, basic and diluted	$(0.75)	$(1.13)	$(1.79)

Weighted-average number of common shares used to compute basic and diluted net loss per share	41,466,564	38,427,419	34,201,824
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	33,674,085	$3	$429,914	$352	$(295,849)	$134,420
Issuance of common stock upon exercise of stock options, net of shares withheld	80,571	—	379	—	—	379
Issuance of common stock related to employee stock purchase plan	170,717	—	1,818	—	—	1,818
Issuance of common stock upon vesting of restricted stock units	806,204	—	—	—	—	—
Stock-based compensation	—	—	23,061	—	—	23,061
Foreign currency translation	—	—	—	(55)	—	(55)
Net unrealized loss on marketable securities	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(61,256)	(61,256)
Balances as of December 31, 2022	34,731,577	3	455,172	232	(357,105)	98,302
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	698,627	—	4,386	—	—	4,386
Issuance of common stock related to employee stock purchase plan	178,918	—	2,191	—	—	2,191
Issuance of common stock upon vesting of restricted stock units	993,077	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	24,057	—	—	24,057
Foreign currency translation	—	—	—	(63)	—	(63)
Net unrealized gain on marketable securities	—	—	—	166	—	166
Net loss	—	—	—	—	(43,336)	(43,336)
Balances as of December 31, 2023	40,693,299	4	569,477	335	(400,441)	169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	143,685	—	570	—	—	570
Issuance of common stock related to employee stock purchase plan	176,787	—	2,154	—	—	2,154
Issuance of common stock upon vesting of restricted stock units	1,072,706	—	—	—	—	—
Stock-based compensation	—	—	25,869	—	—	25,869
Foreign currency translation	—	—	—	(117)	—	(117)
Net unrealized gain on marketable securities	—	—	—	26	—	26
Net loss	—	—	—	—	(30,913)	(30,913)
Balances as of December 31, 2024	42,086,477	4	$598,070	$244	$(431,354)	$166,964
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(30,913)	$(43,336)	$(61,256)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	25,869	24,057	23,061
Depreciation and amortization	4,379	5,428	3,452
Accounts receivable credit losses	470	761	150
Inventory reserve	1,300	1,709	319
Accretion (amortization) of discount and premium on marketable securities	(5,440)	(4,009)	229
Amortization of debt issuance costs	153	208	198
Loss on disposal of property and equipment	1,877	1,302	153
Changes in operating assets and liabilities
Accounts receivable	(5,840)	(2,122)	(6,479)
Inventory	(8,047)	(4,719)	(6,028)
Prepaid expenses and other assets	(2)	(762)	810
Accounts payable	1,861	(1,118)	2,529
Accrued liabilities and other	1,908	3,888	1,207
Net cash used in operating activities	(12,425)	(18,713)	(41,655)
Cash flows from investing activities
Maturities of marketable securities	228,500	137,500	126,200
Purchases of marketable securities	(205,380)	(189,499)	(119,508)
Purchases of property and equipment	(10,497)	(7,799)	(9,507)
Net cash provided by (used in) investing activities	12,623	(59,798)	(2,815)
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	83,671	—
Proceeds from debt financing	36,000	36,000	—
Repayments of debt financing	(36,000)	(35,275)	—
Payments of debt issuance costs	(46)	(40)	—
Final payment fee related to debt	(720)	—	—
Proceeds from the exercise of common stock options	570	4,386	379
Proceeds from issuance of common stock under employee stock purchase plan	2,154	2,191	1,818
Net cash provided by financing activities	1,958	90,933	2,197
Effect of exchange rate changes on cash and cash equivalents	(479)	132	(429)
Net increase (decrease) in cash and cash equivalents	1,677	12,554	(42,702)
Cash and cash equivalents at
Beginning of year	33,271	20,717	63,419
End of year	$34,948	$33,271	$20,717
Supplemental disclosure of cash flow information
Cash paid for interest	$3,346	$3,263	$2,621
Noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$449	$143	$127
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$588	$501	$1,115
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company’s products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022 and iFuse INTRA, and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.
In May 2023, the Company received a total of $83.7 million of net proceeds after deducting the underwriting discounts and commissions of $5.8 million from the offering of 3,775,000 shares of the Company’s common stock and the exercise of underwriter's option to purchase from the Company an additional 566,250 shares of the Company's common stock, at a public offering price of $22.00 per share. Of these shares, 272,753 shares were offered by a selling stockholder, and the Company did not receive any proceeds from the sale by the selling stockholder.
Risks and Uncertainties
The Company is subject to uncertainties related to liquidity, the ability to meet covenants and access to funding for its capital needs as the financial service industry has experienced disruptions characterized by the bankruptcy, failure, collapse or sale of various financial institutions. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with a single major financial institution in the U.S. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. As of the date of issuance of these consolidated financial statements, the extent to which the current macroeconomic environment may materially impact the Company's financial condition, liquidity, or results of operations remains uncertain.
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
Change in accounting estimate
During the first quarter of 2024, the Company reassessed the useful life of its instrument trays based on a comprehensive evaluation of usage trends and its estimate on the average life of instruments before loss or damage that requires disposal. As a result of this review, the Company determined that extending the useful life of its instrument trays would more accurately reflect its anticipated future economic benefits. Effective January 1, 2024, the Company changed its estimates of the useful lives of instrument trays from three to five years. The effect of this change in estimate reduced depreciation expense by $1.9 million, resulting in a decrease in net loss of $1.9 million and basic and diluted earnings per share by $0.04 for the year ended December 31, 2024.
Segments

 The Company's chief operating decision makers ("CODMs") are the Chief Executive Officer and Chief Financial Officer. The Company has determined that it has a single operating and reportable segment. The CODMs use revenue and net loss at the consolidated level to measure segment profit and loss, allocate resources, monitor plan versus actual results, and manage operations. Significant expenses within net loss include cost of goods sold, sales and marketing, research and development, and general and

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
administrative at the consolidated level. Other segment items within net loss include interest income, interest expense, and other income (expense), net.
Substantially all of the segment revenue is derived from sales to customers in the United States. Descriptions of segment products are included in Note 1. The Company and Nature of Business. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. The following table summarizes the Company's revenue by geography:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
United States	$158,416	$130,621	$98,751
International	8,762	8,265	7,658
	$167,178	$138,886	$106,409

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and marketable securities. The Company’s cash and marketable securities are deposited with financial institutions in the United States and in Europe. The majority of the Company’s cash and marketable securities are deposited with a single financial institution in the United States. Deposits in this institution exceed the amount of insurance provided on such deposits. The Company has not experienced any net losses on its deposits of cash and marketable securities.
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
Marketable Securities
The Company's marketable securities primarily consist of investments in money market funds, U.S. treasury securities and U.S. agency bonds. All of the Company's marketable securities are available-for-sale debt securities and are classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short term investments are securities that original or remaining maturity is greater than three months and not more than twelve months. Long-term investments are securities that original or remaining maturity is more than twelve months. All marketable securities are recorded at their estimated fair value. When the fair value of a security is below its amortized cost, the amortized cost will be reduced to its fair value if it is more likely than not that the Company will be required to sell the potentially impaired security before recovery of its amortized cost basis, or the Company has the intention to sell the security. If neither of these conditions are met, the Company determines whether the impairment is due to credit losses by comparing the present value of the expected cash flows of the security with its amortized cost basis. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the security. An allowance for credit losses for the excess of amortized cost over the expected cash flows is recorded in other income, net in the consolidated statements of operations. Impairment losses that are not credit-related are included in accumulated other comprehensive income (loss) in stockholders’ equity.
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
The movement in the allowance for credit losses was as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$1,118	$400	$264
Provision	470	761	150
Write-offs	(1,000)	(43)	(14)
Balance at end of year	$588	$1,118	$400
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. All property and equipment is depreciated on a straight-line basis over the estimated useful lives of the assets, which are as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer and office equipment	3 – 5 years
Instrument trays	5 years
Machinery and equipment	3 – 5 years
Furniture and fixtures	7 years
Leasehold Improvement	Lesser of estimated useful life or remaining lease term
Construction in progress includes the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service. Once an instrument tray is placed into service, the Company transfers its carrying value into instrument trays and begins depreciating the cost of the instrument tray over its useful life. Individual components within an instrument tray may require replacement due to normal wear and tear or periodic loss.
When an impairment or disposal of individual components or instrument trays occurs, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is recognized as a component of cost of goods sold in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. For the years ended December 31, 2024, 2023, and 2022 the Company has not experienced impairment losses on its long-lived assets.
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
The Company elected certain practical expedients which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification. The Company’s lease contracts do not provide an implicit borrowing rate; hence the Company determined the incremental borrowing rate based on information available at lease commencement to determine the present value of lease liability. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lease payments in a similar economic environment. The Company uses its headquarters in the United States ("parent entity")’s incremental borrowing rates as the treasury operations are managed centrally by the parent entity.
Revenue Recognition
The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force and third-party sales agents and resellers throughout the United States and Europe. The Company receives payment for its implants consumed during the surgery and does not receive additional or separate consideration for the use of the instrument tray furnished by the Company for the physicians’ use. The Company identifies the instrument trays as a lease component and the implants as a non-lease component in its arrangements with its customers. The Company determines that the non-lease component is qualitatively predominant, and as such, elected the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
year or less. The period of benefit is concurrent with when the Company recognizes its revenue and as such, the Company recognizes sales commissions as expense when incurred.
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2024 and 2023.
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
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $0.5 million, $1.1 million and $1.6 million for the years ended December 31, 2024, 2023, and 2022 respectively.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Net Loss per Share of Common Stock
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock options, restricted stock units, ESPP purchase rights and warrants are considered to be potentially dilutive securities. Because the Company has reported a net loss in all periods presented, common stock options, restricted stock units, ESPP purchase rights and warrants are anti-dilutive, therefore diluted net loss per common share is the same as basic net loss per common share for those periods.
Comprehensive Loss
Comprehensive loss represents changes in the stockholders’ equity except those resulting from distributions to stockholders. The Company’s unrealized foreign currency translation income (losses) and unrealized gains (losses) on marketable securities represent the

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of ASU 2023-09 on its disclosures.
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

The table below summarizes the marketable securities:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,326	$—	$—	$27,326
Cash equivalents	27,326	—	—	27,326

U.S. treasury securities	112,649	91	(2)	112,738
U.S. agency bonds	2,355	1	—	2,356
Short-term investments	115,004	92	(2)	115,094
Total marketable securities	$142,330	$92	$(2)	$142,420

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$23,331	$—	$—	$23,331
Cash equivalents	23,331	—	—	23,331

U.S. treasury securities	129,695	67	—	129,762
U.S. agency bonds	2,988	—	(2)	2,986
Short-term investments	132,683	67	(2)	132,748
Total marketable securities	$156,014	$67	$(2)	$156,079
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of December 31, 2024 and 2023, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets during the years ended December 31, 2024 and 2023.

The Company elected to present accrued interest receivable separately from short-term investments on its consolidated balance sheets. Accrued interest receivables were $0.3 million and $0.2 million as of December 31, 2024 and 2023, respectively, and were recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2024, 2023, and 2022.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,326	$—	$—	$27,326
U.S. treasury securities	112,738	—	—	112,738
U.S. agency bonds	—	2,356	—	2,356
Total marketable securities	$140,064	$2,356	$—	$142,420

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$23,331	$—	$—	$23,331
U.S. treasury securities	129,762	—	—	129,762
U.S. agency bonds	—	2,986	—	2,986
Total marketable securities	$153,093	$2,986	$—	$156,079
5. Balance Sheet Components
Inventory
As of December 31, 2024, inventory consisted of finished goods of $24.0 million and work-in-progress and components of $3.1 million. As of December 31, 2023, inventory consisted of finished goods of $18.8 million and work-in-progress and components of $1.4 million.
Property and Equipment, net:

	December 31, 2024	December 31, 2023
	(in thousands)
Instrument trays	$23,158	$18,205
Machinery and equipment	3,188	3,067
Construction in progress	6,212	3,856
Computer and office equipment	3,098	1,856
Leasehold improvements	3,873	3,873
Furniture and fixtures	386	389
	39,915	31,246
Less: Accumulated depreciation and amortization	(19,541)	(15,246)
	$20,374	$16,000

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.6 million and software costs of $0.6 million. Depreciation expense was $4.4 million, $5.4 million and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Accrued Liabilities and Other:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued compensation and related expenses	$13,914	$13,464
Accrued royalty	2,054	1,360
Accrued professional services	1,202	929
Accrued rebates	1,384	687
Others	938	1,012
	$19,492	$17,452
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California, with an original lease period expiring in May 2025. On July 18, 2024, the Company extended the term of the lease for an additional period of fourteen months commencing on June 1, 2025 and expiring July 31, 2026.
The Company also has non-cancelable leases for a building used for research and development and warehouse space in Santa Clara, California which expires in October 2026, and office building space in Gallarate, Italy which expires in August 2027.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2025 to 2028.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Operating lease expense	$1,379	$1,552
Variable lease expense	667	465
Total lease expense	$2,046	$2,017

Cash paid for amounts included in the measurement of operating lease liabilities	$1,558	$1,632
Leased assets obtained in exchange for new operating lease liabilities	$449	$143

Weighted average remaining lease term (in years)	1.76	2.20
Weighted average discount rate	7.15%	5.87%

Future minimum lease payments under non-cancelable operating leases as of December 31, 2024 was as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	(in thousands)
2025	$1,238
2026	880
2027	21
2028	11
2029	—
Thereafter	—
Total operating lease payments	$2,150
Less: imputed interest	(119)
Total operating lease liabilities	$2,031

As of December 31, 2024, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively.
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
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. Except in regard to the Investigation, the Company is not presently a party to any material legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Borrowings

Term Loan

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024	December 31, 2023
	(in thousands)
Principal Outstanding	$36,000	$36,000
Final payment fee	—	720
Total Principal outstanding and final payment fee	36,000	36,720
Less: Unamortized debt issuance costs and lender fees	(548)	(655)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,452	$36,065
Classified as:
Long-term borrowings	$35,452	$36,065
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the "Original Loan Agreement") entered into by the Company with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).

On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB pursuant to which the Company received a new term loan facility in an aggregate principal amount of $36.0 million (the "First Amendment" and with the Original Loan Agreement, collectively the "Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to the term loan (the "First Amendment Term Loan"), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement and the Company obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB ("First Citizens") which amended the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with First-Citizens (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”), pursuant to which a new term loan in the original aggregate principal amount of $36.0 million was extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing First Amendment Term Loan. The Company also paid a final payment fee of $0.7 million due relative to such prior First Amendment Term Loan. The Third Amendment sets the maturity date for the Third Amendment Term Loan as September 1, 2029 (the “Third Amendment Term Loan Maturity Date”), set the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ Prime Rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which such covenants apply.
The Company accounted for the Third Amended Loan Agreement as a debt modification. Accordingly, the remaining unamortized debt issuance costs related to the Second Amended Loan Agreement together with any lender fees incurred in connection with the entry of the Third Amended Loan Agreement are amortized to interest expense using the straight-line method over the new term of the loan through August 2029.
The effective interest rates were 9.1%, 9.0% and 7.8% for the years ended December 31, 2024, 2023, and 2022 respectively.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the future principal payments under the Third Amendment Term Loan as of December 31, 2024:

Year ending December 31,	(in thousands)
2025	$—
2026	—
2027	6,000
2028	18,000
2029	12,000
Total principal payments	$36,000
The Third Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2024, the Company was in compliance with all debt covenants.
8. Warrants
In 2023, a warrant holder exercised warrants, and the Company issued 22,603 net shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The table below summarizes common stock warrants issued and outstanding as of December 31, 2024 and 2023:

Date		Outstanding Balance at December 31, 2023	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at December 31, 2024
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
11/26/2014	11/26/2024	6,680	$16.47	—	—	(6,680)	—
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/09/2015	11/09/2025	25,709	$16.47	—	—	—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		85,139		—	—	(6,680)	78,459

9. Common and Preferred Stock
The Company's amended and restated certificate of incorporation as last amended in June 2024, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2024 and 2023 were 42,086,477 shares and 40,693,299 shares, respectively. As of December 31, 2024 and 2023, there was no preferred stock issued and outstanding.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. As of December 31, 2024, a total of 5,208,332 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2025, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 2,104,324 shares.
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
Options granted have a term of 10 years, except, options granted to individuals holding more than 10% of the outstanding shares have a term of five years. Options generally vest over a four-year period. RSUs granted under the 2018 EIP generally vest over one to four years based upon continued services and are settled at vesting in shares of the Company's common stock.
Stock Options

The following table summarizes stock option activity for the years ended December 31, 2024 and 2023:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	1,188,708	$10.14
Exercised	(143,685)	$3.96
Canceled and forfeited	(3,892)	$11.97
Outstanding as of December 31, 2024	1,041,131	$10.98	2.83	$5,917
Options vested and exercisable as of December 31, 2024	1,041,131	$10.98	2.83	$5,917
Options vested and expected to vest as of December 31, 2024	1,041,131	$10.98	2.83	$5,917
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 amounted to $1.6 million, $11.7 million and $1.0 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2024 represents the difference between the exercise price and the closing price of the Company’s common stock on the last trading day of the year.

Outstanding options and exercisable options information by range of exercise prices as of December 31, 2024 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$3.24	-	$4.41	246,331	1.45	$4.31	246,331	$4.31
$4.42	-	$5.31	287,641	2.31	$4.68	287,641	$4.68
$5.32	-	$18.10	194,938	3.42	$11.36	194,938	$11.36
$18.11	-	$20.51	16,627	4.09	$18.74	16,627	$18.74
$20.52	-	$22.00	295,594	4.04	$22.00	295,594	$22.00
			1,041,131	2.83	$10.98	1,041,131	$10.98
There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, there is no unrecognized compensation cost related to stock options.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2024			2023			2022
Expected volatility of common stock	47.0%	to	59.0%	58.0%	to	73.0%	48.9%	to	58.7%
Expected volatility of peer companies	29.0%	to	97.0%	33.0%	to	141.0%	24.2%	to	152.5%
Correlation coefficient of peer companies	(0.01)	to	1.00	(0.15)	to	1.00	(0.13)	to	1.00
Risk-free interest rate	4.1%	to	4.7%	3.9%	to	5.0%	0.4%	to	1.2%
Dividend yield	0.6%	to	4.7%	—%	to	1.3%	—%	to	1.0%
The following table summarizes RSU and PSU activity for the years ended December 31, 2024 and 2023:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2023	1,899,790	$19.93	385,122	$14.74
Granted	1,116,364	$18.11	319,858	$18.48
Vested	(978,267)	$20.95	(94,439)	$16.27
Canceled and forfeited	(153,247)	$18.07	—	—
Outstanding as of December 31, 2024	1,884,640	$18.47	610,541	$16.47
As of December 31, 2024, the unrecognized compensation cost related to the RSUs was $27.1 million, which is expected to be recognized over a period of approximately 2.3 years. As of December 31, 2024, the unrecognized compensation cost related to the PSUs was $3.7 million, which is expected to be recognized over a period of approximately 1.8 years.
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
As of December 31, 2024, a total of 1,802,295 shares of common stock are available for future grants under the ESPP. On January 1, 2025, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 420,865 shares.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 176,787 shares, 178,918 shares, and 170,717 shares under the ESPP during the years ended December 31, 2024, 2023, and 2022, respectively, representing $2.2 million, $2.2 million, $1.8 million in employee contributions. For each of the years ended December 31, 2024 and 2023, total accumulated ESPP related employee payroll deductions amounted to $0.3 million and $0.4 million, respectively, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.9 million, $1.0 million, and $0.7 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2024, the unrecognized compensation cost for the ESPP was $0.5 million.

The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2024			2023			2022
Expected term (years)	0.5			0.5			0.5
Expected volatility	41.9%	to	57.9%	41.9%	to	54.4%	49.5%	to	62.1%
Risk-free interest rate	4.44%	to	5.41%	5.26%	to	5.38%	0.07%	to	1.54%
Dividend yield	—%			—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of goods sold	$932	$672	$484
Sales and marketing	$10,654	10,931	11,006
Research and development	$3,270	2,933	2,637
General and administrative	$11,013	9,521	8,934
	$25,869	$24,057	$23,061
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
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Net loss	$(30,913)	$(43,336)	$(61,256)

Weighted-average shares used to compute basic and diluted net loss per share	41,466,564	38,427,419	34,201,824

Net loss per share, basic and diluted	$(0.75)	$(1.13)	$(1.79)

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

	Year Ended December 31,
	2024	2023	2022
Stock options	1,041,131	1,188,708	1,903,341
Restricted stock units	2,495,181	2,284,912	1,950,524
ESPP purchase rights	145,509	102,172	134,226
Common stock warrants	78,459	85,139	118,122
	3,760,280	3,660,931	4,106,213
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$(31,082)	$(43,491)	$(61,396)
Foreign	169	155	140
Loss before income taxes	$(30,913)	$(43,336)	$(61,256)
There was no provision for income taxes recorded for the years ended December 31, 2024, 2023 and 2022. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Federal	$(5,080)	$(10,606)
State	(1,002)	(1,856)
Foreign	70	28
Total deferred income taxes	(6,012)	(12,434)
Change in deferred tax valuation allowance	6,012	12,434
Net deferred income tax	$—	$—
Income tax expense differs from the amount computed by applying the statutory federal income tax rate due to the following:

	Year Ended December 31,
	2024	2023	2022
Tax at statutory federal rate	(21.0)%	(21.0)%	(21.0)%
State tax, net of federal benefit	(3.3)%	(4.3)%	(4.9)%
Tax credits	(2.0)%	(1.3)%	(0.7)%
Change in deferred tax valuation allowance	19.5%	28.7%	26.1%
Stock compensation	2.9%	(3.0)%	0.3%
Foreign rate differences	0.2%	(2.1)%	0.1%
Reversal of nontaxable or nondeductible items	1.3%	2.1%	0.1%
Nondeductible executive compensation	1.3%	0.3%	—%
Other	1.1%	0.6%	—%
Total income tax expense	—%	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net operating loss carryforwards	$89,592	$85,173
Research and development credits	6,279	5,342
Accruals and reserves	4,506	3,698
Interest limitation	2,584	4,378
Depreciation and amortization	144	474
Stock compensation	3,693	3,474
Operating lease liabilities	511	735
Capitalized research and development	6,413	4,614
Total deferred tax assets	113,722	107,888
Operating lease right-of-use assets	(500)	(678)
Total deferred tax liabilities	(500)	(678)
Less: Valuation allowance	(113,222)	(107,210)
Total deferred tax asset, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the years ended December 31, 2024, 2023, and 2022:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning balance	$107,210	$94,776	$78,786
Net changes during the period	6,012	12,434	15,990
Ending balance	$113,222	$107,210	$94,776
As of December 31, 2024, the Company had net operating loss (“NOL”) carryforwards of approximately $350.5 million and $271.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. If not utilized, the Company’s federal NOL carryforward begins to expire in 2030, and the state NOL carryforward began to expire in 2024.
As of December 31, 2024, the Company had credit carryforwards of approximately $5.5 million and $4.4 million available to reduce future taxable income, if any, for both federal and state income tax purposes, respectively. The federal credits begin to expire in 2029, and the state credits have no expiration date.
The Company updated its Section 382 ownership change analysis through December 31, 2020 and determined that the last ownership change was in February 2020 due to the follow-offering. The analysis concluded that no additional NOL carryforwards will expire due to the Section 382 limitation from the ownership change for both federal and state tax purposes. The Company maintains the reduction of $1.4 million of its NOL carryforwards from the previous ownership change. The Company has reviewed changes in the outstanding number of shares and equity transactions for the period January 1, 2021 through December 31, 2024 to determine if an additional ownership change occurred for Section 382 purposes. The Company reasonably believes no additional ownership change occurred in the current year. The Company will continually assess the need to update its Section 382 ownership change analysis. An ownership change in the future could materially limit the Company’s ability to utilize its NOL carryforwards and other tax attributes.
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
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of the year	$2,629	$2,944	$2,655
Increases related to tax positions taken prior to current year	(43)	$(726)	$(12)
Increases related to current year's tax positions	438	411	301
Balance at end of the year	$3,024	$2,629	$2,944

The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest related to unrecognized tax benefits as of December 31, 2024 and 2023. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rates for the years ended December 31, 2024, 2023, and 2022. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

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
The outstanding liability to SeaSpine as of December 31, 2024 and December 31, 2023 was $0.2 million and $0.1 million, respectively, and was recorded within accounts payable and accrued liabilities and other in the consolidated balance sheet.

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
As of December 31, 2024, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in "Internal Control-Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, the following Section 16 officer and director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name of Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold		Total Shares of Common Stock to be Purchased	Expiration Date
Laura Francis, Chief Executive Officer	Adoption	December 13, 2024	X		321,456	(1)		March 31, 2026
Anshul Maheshwari , Chief Financial Officer	Adoption	December 13, 2024	X		106,670	(2)		March 31, 2026

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) (a) up to 75,000 shares of common stock held by the David & Laura Francis Joint Rev Trust; (b) up to 60,416 shares of common stock subject to restricted stock unit awards (RSUs) previously granted to Ms. Francis that may vest and be released to her on or before March 31, 2026 upon satisfaction of the applicable service-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such RSUs; and (c) up to 186,040 shares of common stock subject to performance-based restricted stock unit awards (PSUs) previously granted to Ms. Francis that may vest and be released to her on or before March 31, 2026 upon satisfaction of the applicable performance-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such PSUs. The actual number of shares of common stock that may vest and be released to Ms. Francis upon satisfaction of the applicable performance-based vesting conditions pursuant to the PSUs is not yet determinable. Moreover, the actual number of share that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.

(2) (a) up to 53,150 shares of common stock held by Mr. Maheshwari; (b) up to 34,028 shares of common stock subject to restricted stock unit awards (RSUs) previously granted to Mr. Maheshwari that may vest and be released to him on or before March 31, 2026 upon satisfaction of the applicable service-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such RSUs; and (c) up to 19,492 shares of common stock subject to performance-based restricted stock unit awards (PSUs) previously granted to Mr. Maheshwari that may vest and be released to him on or before March 31, 2026 upon satisfaction of the applicable performance-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such PSUs. The actual number of shares of common stock that may vest and be released to Mr. Maheshwari upon satisfaction of the applicable performance-based vesting conditions pursuant to the PSUs is not yet determinable. Moreover, the actual number of share that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.

None of the Company’s other directors or executive officers adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Management,” “Proposal 1 - Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.
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

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. From time to time, we may engage in transactions in our securities. It is our policy to comply with applicable laws and regulations relating to insider trading. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item regarding executive compensation will be incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation of Non-Employee Board Members” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance,” respectively, in our 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item regarding principal accountant fees and services will be incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our 2025 Proxy Statement.

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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder.	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan.	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan.	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan.	10-Q	001-38701	10.1	11/8/2022
10.6+	2018 Employee Stock Purchase Plan.	S-1/A	333-227445	10.6	10/5/2018
10.7+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn.	S-1	333-227445	10.7	9/20/2018
10.8+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero.	S-1	333-227445	10.18	9/20/2018
10.9	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018.	S-1/A	333-227445	10.21	10/5/2018
10.10+	Amendment to Restricted Stock Units of Laura Francis	10-Q	001-38701	10.2	11/12/2019
10.11+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021

10.12+	2023 Non-Employee Directors' Compensation Policy	10-Q	001-38701	10.1	8/08/2023
10.13+	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	10-K	001-38701	10.24	3/10/2021
10.14+	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura	10-Q	001-38701	10.3	5/4/2021
10.15	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018.	S-1	333-227445	10.21	9/20/2018
10.16	Loan and Security Agreement, dated August 12, 2021, between the Registrant and Silicon Valley Bank	10-Q	001-38701	10.1	11/9/2021
10.17+	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffrey Dunn	10-Q	001-38701	10.2	11/9/2021
10.18+	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021
10.19+	Amended and Restated Participation Agreement dated April 20, 2021, between the Registrant and Laura Francis	8-K	001-38701	10.2	4/20/2021
10.20+	Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38701	10.2	11/8/2022
10.21#	First Amendment to Loan and Security Agreement, dated January 6, 2023 between the Registrant and Silicon Valley Bank	10-K	001-38701	10.29	3/2/2023
10.22	Letter Agreement, dated March 24, 2023 between the Registrant and Silicon Valley Bridge Bank	10-Q	001-38701	10.20	5/2/2023
10.23+	Performance Stock Unit Grants to Executive Officers or Key Executives	8-K	001-38701	Item 5.02	1/10/2022
10.24#	Second Amendment to Loan and Security Agreement, dated January 25, 2024 between the Registrant and Silicon Valley Bank	10-K	001-38701	10.26	2/27/2024
10.25#	Manufacture and Supply Agreement, dated February 23, 2024, between the Registrant and RMS Company	10-K	001-38701	10.27	2/27/2024
10.26	Second Amendment to Lease Agreement, dated July 17, 2024, between the Registrant and Bixby SPE Finance 11, LLC.	8-K	001-38701	10.1	7/19/2024
10.27#	Third Amendment to Loan and Security Agreement, dated November 8, 2024, between the Registrant and Silicon Valley Bank	10-Q	001-38701	10.2	11/12/2024
10.28+ *	Offer Letter Agreement dated April 17, 2024, between the Registrant and Thomas A. West
10.29+*	Form of Financial Performance-Based Restricted Stock Unit Agreement
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	2023 Recoupment (Clawback) Policy	10-K	001-38701	97.1	2/27/2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date: February 25, 2025	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date: February 25, 2025	By:	/s/ Anshul Maheshwari
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

Signature	Title	Date

/s/ Laura A. Francis	Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 25, 2025
Laura A. Francis

/s/ Anshul Maheshwari	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
Anshul Maheshwari

/s/ Timothy E. Davis, Jr.	Director	February 25, 2025
Timothy E. Davis, Jr.

/s/ Jeffrey W. Dunn	Chairman of the Board of Directors	February 25, 2025
Jeffrey W. Dunn

/s/ John G. Freund, M.D.	Director	February 25, 2025
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	February 25, 2025
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	February 25, 2025
Gregory K. Hinckley

/s/ Mika Nishimura	Director	February 25, 2025
Mika Nishimura

/s/ Thomas A. West	Director	February 25, 2025
Thomas A. West

/s/ Daniel Wolf	Director	February 25, 2025
Daniel Wolf