Form 10-Q
period 2025-03-31
SI-BONE, Inc.
filed 2025-05-06
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 42,614,514 as of April 30, 2025.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•our expectation that a significant portion of our revenue will be derived from sales of similar products addressing the sacropelvic anatomy;
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
•timing of and results from our clinical trials and other studies;
•marketing clearances and authorization from the FDA and regulators in other jurisdictions and CE Certificates of Conformity from Notified Bodies;
•timing of regulatory filings and feedback;
•competition in the markets we serve;
•our expectations of the reliability and performance of our products;
•our expectations of the benefits of our products to patients, providers, and payors;
•the impact of proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;
•factors impacting the supply chains we rely on, including tariffs and the availability of raw materials and skilled labor serving our suppliers, and the cost of these factors of production which may in turn impact the prices we pay for our devices;
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

Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, together with any updates in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of their date. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as may be required by law.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$41,187	$34,948
Short-term investments	103,227	115,094
Accounts receivable, net of allowance for credit losses of $591 and $588, respectively	26,705	27,459
Inventory	30,379	27,074
Prepaid expenses and other current assets	2,704	3,204
Total current assets	204,202	207,779
Property and equipment, net	21,074	20,374
Operating lease right-of-use assets	1,702	1,984
Other non-current assets	302	300
TOTAL ASSETS	$227,280	$230,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,705	$6,488
Accrued liabilities and other	15,157	19,492
Operating lease liabilities, current portion	1,090	1,152
Total current liabilities	23,952	27,132
Long-term borrowings	35,481	35,452
Operating lease liabilities, net of current portion	583	879
Other long-term liabilities	—	10
TOTAL LIABILITIES	60,016	63,473

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 42,479,600 and 42,086,477 shares issued and outstanding, respectively	4	4
Additional paid-in capital	604,836	598,070
Accumulated other comprehensive income	320	244
Accumulated deficit	(437,896)	(431,354)
TOTAL STOCKHOLDERS’ EQUITY	167,264	166,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,280	$230,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$47,290	$37,867
Cost of goods sold	9,595	8,002
Gross profit	37,695	29,865
Operating expenses:
Sales and marketing	30,681	29,387
Research and development	4,534	4,345
General and administrative	9,960	8,176
Total operating expenses	45,175	41,908
Loss from operations	(7,480)	(12,043)
Interest and other income (expense), net:
Interest income	1,592	2,113
Interest expense	(662)	(881)
Other income (expense)	8	(93)
Net loss	$(6,542)	$(10,904)
Other comprehensive income (loss):
Changes in foreign currency translation	157	29
Unrealized loss on marketable securities	(81)	(98)
Comprehensive loss	$(6,466)	$(10,973)

Net loss per share, basic and diluted	$(0.15)	$(0.27)

Weighted-average number of common shares used to compute basic and diluted net loss per share	42,337,481	40,934,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244	$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—	—	—
Stock-based compensation	—	—	6,663	—	—	6,663
Foreign currency translation	—	—	—	157	—	157
Net unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	$4	$604,836	$320	$(437,896)	$167,264

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—	—	—
Stock-based compensation	—	—	7,030	—	—	7,030
Foreign currency translation	—	—	—	29	—	29
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	$4	$576,612	$266	$(411,345)	$165,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,542)	$(10,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,663	7,030
Depreciation and amortization	1,278	1,089
Accounts receivable credit losses	91	82
Amortization of discount and premium on marketable securities	(916)	(1,561)
Inventory reserve	394	—
Amortization of debt issuance costs	29	42
Loss on disposal of property and equipment	287	388
Changes in operating assets and liabilities:
Accounts receivable	552	(196)
Inventory	(3,767)	(772)
Prepaid expenses and other assets	494	524
Accounts payable	952	2,371
Accrued liabilities and other	(4,426)	(5,664)
Net cash used in operating activities	(4,911)	(7,571)
Cash flows from investing activities
Maturities of marketable securities	60,000	67,000
Purchases of marketable securities	(47,298)	(58,571)
Purchases of property and equipment	(2,072)	(2,082)
Net cash provided by investing activities	10,630	6,347
Cash flows from financing activities
Proceeds from the exercise of stock options	103	105
Net cash provided by financing activities	103	105
Effect of exchange rate changes on cash and cash equivalents	417	(112)
Net increase (decrease) in cash and cash equivalents	6,239	(1,231)
Cash and cash equivalents at
Beginning of period	34,948	33,271
End of period	$41,187	$32,040

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	815	1,228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company’s products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching its first generation iFuse in 2009, the Company has launched multiple titanium implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2024 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2025 (the “2024 Annual Report”).
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the 2024 Annual Report. There have been no material changes to these accounting policies.
Segments
The Company's chief operating decision makers (“CODMs”) are the Chief Executive Officer and Chief Financial Officer. The Company has determined that it has a single operating and reportable segment. The CODMs use revenue and net loss at the consolidated level to measure segment profit and loss, allocate resources, monitor plan versus actual results, and manage operations. Significant expenses within net loss include cost of goods sold, sales and marketing, research and development, and general and administrative at the consolidated level. Other segment items within net loss include interest income, interest expense, and other income (expense), net.
Substantially all of the segment revenue is derived from sales to customers in the U.S. Description of segment products are included in Note 1. The Company and Nature of Business. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The following table summarizes the Company's revenue by geography:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
United States	$44,836	$35,425
International	2,454	2,442
	$47,290	$37,867
Recent Accounting Pronouncements
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

The table below summarizes the marketable securities:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$34,515	$—	$—	$34,515
Cash equivalents	34,515	—	—	34,515

U.S. treasury securities	100,866	16	(6)	100,876
U.S. agency bonds	2,351	—	—	2,351
Short-term investments	103,217	16	(6)	103,227
Total marketable securities	$137,732	$16	$(6)	$137,742

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,326	$—	$—	$27,326
Cash equivalents	27,326	—	—	27,326

U.S. treasury securities	112,649	91	(2)	112,738
U.S. agency bonds	2,355	1	—	2,356
Short-term investments	115,004	92	(2)	115,094
Total marketable securities	$142,330	$92	$(2)	$142,420
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of March 31, 2025 and December 31, 2024, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable were $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three months ended March 31, 2025 or year ended December 31, 2024.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$34,515	$—	$—	$34,515
U.S. treasury securities	100,876	—	—	100,876
U.S. agency bonds	—	2,351	—	2,351
Total marketable securities	$135,391	$2,351	$—	$137,742

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,326	$—	$—	$27,326
U.S. treasury securities	112,738	—	—	112,738
U.S. agency bonds	—	2,356	—	2,356
Total marketable securities	$140,064	$2,356	$—	$142,420

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. Balance Sheet Components
Inventory
As of March 31, 2025, inventory consisted of finished goods of $26.4 million and work-in-progress and components of $4.0 million. As of December 31, 2024, inventory consisted of finished goods of $24.0 million and work-in-progress and components of $3.1 million.
Property and Equipment, net:

	March 31, 2025	December 31, 2024
	(in thousands)
Instrument trays	$24,431	$23,158
Machinery and equipment	3,167	3,188
Construction in progress	6,926	6,212
Computer and office equipment	3,124	3,098
Leasehold improvements	3,873	3,873
Furniture and fixtures	388	386
	41,909	39,915
Less: Accumulated depreciation and amortization	(20,835)	(19,541)
	$21,074	$20,374

As of March 31, 2025, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.9 million and software costs of $1.0 million. As of December 31, 2024, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.6 million and software costs of $0.6 million. Depreciation expense was $1.3 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued Liabilities and Other:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$9,771	$13,914
Accrued royalty	2,027	2,054
Accrued rebates	1,190	1,384
Accrued professional services	1,125	1,202
Others	1,044	938
	$15,157	$19,492
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$588	$1,118
Provision	91	470
Write-offs	(88)	(1,000)
Balance at end of period	$591	$588

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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$311	$383
Variable lease expense	210	135
Total lease expense	$521	$518

Cash paid for amounts included in the measurement of operating lease liabilities	$386	$397

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.54	1.76
Weighted average discount rate	7.06%	7.15%

Future minimum lease payments under non-cancelable operating leases as of March 31, 2025 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2025	$851
2026	879
2027	20
2028	11
2029	—
Thereafter	—
Total operating lease payments	1,761
Less: imputed interest	(88)
Total operating lease liabilities	$1,673

As of March 31, 2025, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $0.6 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	March 31, 2025	December 31, 2024
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(519)	(548)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,481	$35,452
Classified as:
Long-term borrowings	$35,481	$35,452
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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
The effective interest rates were 7.3% and 9.3% for the three months ended March 31, 2025 and March 31, 2024, respectively.
The table below summarizes the future principal payments under the Third Amendment Term Loan as of March 31, 2025:

Year ending December 31,	(in thousands)
Remainder of 2025	$—
2026	—
2027	6,000
2028	18,000
2029	12,000
Total principal payments	$36,000
The Third Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of March 31, 2025, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,041,131	$10.98
Exercised	(20,045)	$5.11
Canceled and forfeited	—	$—
Outstanding as of March 31, 2025	1,021,086	$11.10	2.61	$5,745
Options vested and exercisable, March 31, 2025	1,021,086	$11.10	2.61	$5,745
Options vested and expected to vest, March 31, 2025	1,021,086	$11.10	2.61	$5,745
As of March 31, 2025, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three months ended March 31, 2025 and 2024.
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

	Three Months Ended March 31,
	2025			2024
Expected volatility of common stock	49.0%	to	57.0%	47.0%	to	59.0%
Expected volatility of peer companies	30.0%	to	126.0%	29.0%	to	97.0%
Correlation coefficient of peer companies	0.05	to	1.00	(0.01)	to	1.00
Risk-free interest rate	4.1%	to	4.2%	4.1%	to	4.7%
Dividend yield	—%	to	1.0%	0.6%	to	4.7%

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes RSU and PSU activity for the three months ended March 31, 2025:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,884,640	$18.47	610,541	$16.47
Granted	1,128,922	16.79	337,110	15.89
Vested	(252,923)	20.20	(120,155)	15.75
Canceled and forfeited	(51,377)	18.76	(42,039)	19.50
Outstanding as of March 31, 2025	2,709,262	17.61	785,457	16.17
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company did not issue any shares under ESPP for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, total accumulated ESPP related employee payroll deductions amounted to $1.3 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of goods sold	$160	$235
Sales and marketing	2,623	3,221
Research and development	834	820
General and administrative	3,046	2,754
	$6,663	$7,030
Warrants
The table below summarizes common stock warrants activity for the three months ended March 31, 2025:

Date		Outstanding Balance at December 31, 2024	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at March 31, 2025
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—	—	—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		78,459		—	—	—	78,459

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Net loss	$(6,542)	$(10,904)

Weighted-average shares used to compute basic and diluted net loss per share	42,337,481	40,934,392

Net loss per share, basic and diluted	$(0.15)	$(0.27)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Stock options	1,021,086	1,158,816
Restricted stock units	3,494,719	2,847,021
ESPP purchase rights	145,509	102,172
Common stock warrants	78,459	85,139
	4,739,773	4,193,148

10. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2025 and 2024. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of March 31, 2025 compared to December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 25, 2025, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of March 31, 2025, over 120,000 procedures have been performed using our products by over 4,500 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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

As of March 31, 2025, our U.S. sales force consisted of 85 territory sales managers and 78 clinical support specialists directly employed by us and 278 third-party sales agents, compared to 85 territory sales managers and 67 clinical support specialists directly employed by us and 183 third-party sales agents as of March 31, 2024. As of March 31, 2025, our international sales force consisted of 10 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers, compared to 12 sales representatives directly employed by us and a total of 28 third-party sales agents and resellers as of March 31, 2024.
For the quarter ended March 31, 2025, over 30 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers (ASCs) or Office-Based Labs (OBLs). With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs or OBLs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We use a combination of hands-on cadaveric and dry-lab training, as well as the SI-BONE SImulator - a portable, radiation-free, haptics and computer-based simulator - for training purposes, and optimize our programs to improve adoption rate, time to first case and ultimately physician productivity.
We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of March 31, 2025 and 2024, in the United States more than 3,400 and 2,700 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of March 31, 2025 and 2024, more than 1,100 and 1,000 physicians, respectively, have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained residents and fellows in over 275 academic programs in the United States, resulting in the training of approximately 1,900 surgical residents and fellows.
Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse TORQ, iFuse Bedrock Granite and iFuse TORQ TNT, we believe that the value of our innovative, versatile, and complementary product portfolio provides physicians with a comprehensive set of alternatives, and positions us as the top choice for physicians for sacropelvic solutions. We also offer an allograft bone implant for physicians who believe that this kind of implant can be important in addressing sacroiliac joint dysfunction.
In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi-center randomized controlled trial of two different methods for pelvic fixation in adult patients undergoing multi-segmental, or long-construct, spinal fusion. We anticipate the results for the primary endpoint in second half of 2025. In September 2022, we began enrolling patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse TORQ device vs. non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. We are no longer actively recruiting patients in SAFFRON and anticipate publishing follow-up results in second half of 2025. We are working with a select group of physicians on STACI, a prospective study on the use of iFuse TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide post-market information on the safety and effectiveness of minimally invasive sacroiliac joint fusion procedures performed with iFuse TORQ.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the three months ended March 31, 2025, we spent $4.5 million on research and development, equating to 10% of our revenue. During the three months ended March 31, 2024, we spent $4.3 million on research and development, equating to 11% of our revenue.

Enhance Employee Experience and Engagement
Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. To attract, develop and retain our talent, we seek to create a diverse and inclusive workplace with opportunities for our employees to thrive and advance in their careers. We support this with market-competitive compensation, comprehensive benefits, and health and wellness programs.
In addition to fostering an inclusive workplace and ensuring equitable compensation for our employees, we maintain a strong focus on enhancing employee retention and job satisfaction. To achieve this, we have established a feedback mechanism to continually monitor and respond to employee sentiment. Using this feedback, we deploy strategies that enhance the skills of our people managers and improve internal communications with employees. Furthermore, we provide ongoing learning and leadership training opportunities to support professional growth.
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
We are focused on increasing our territory sales managers’ and sales representatives’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of March 31, 2025, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.0 million from $1.6 million as of March 31, 2024.
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

Results of Operations
We manage and operate as one reportable segment. The table below summarizes our results of operations for the periods presented (percentages are amounts as a percentage of revenue), which we derived from the accompanying condensed consolidated financial statements:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
	(in thousands, except for percentages)
Consolidated Statements of Operations Data:
Revenue	$47,290	100%	$37,867	100%
Cost of goods sold	9,595	20%	8,002	21%
Gross profit	37,695	80%	29,865	79%
Operating expenses:
Sales and marketing	30,681	65%	29,387	78%
Research and development	4,534	10%	4,345	11%
General and administrative	9,960	21%	8,176	22%
Total operating expenses	45,175	96%	41,908	111%
Loss from operations	(7,480)	(16)%	(12,043)	(32)%
Interest and other income (expense), net:
Interest income	1,592	3%	2,113	6%
Interest expense	(662)	(1)%	(881)	(2)%
Other income (expense), net	8	—%	(93)	—%
Net loss	$(6,542)	(14)%	$(10,904)	(28)%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2025		2024
	Amount	%	Amount	%
	(in thousands except for percentages)
United States	$44,836	95%	$35,425	94%
International	2,454	5%	2,442	6%
	$47,290	100%	$37,867	100%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$47,290	$37,867	$9,423	25%
Cost of goods sold	9,595	8,002	1,593	20%
Gross profit	$37,695	$29,865	$7,830	26%
Gross margin	80%	79%

Revenue. The increase in revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a $9.4 million increase in our U.S. revenue from increased case volumes due to our expanded product portfolio.

Gross Profit and Gross Margin. Gross profit increased $7.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, mainly driven by higher revenue. The gross margin was 80% for the three months ended March 31, 2025 compared to a gross margin of 79% for the three months ended March 31, 2024 due to lower product costs, partially offset by higher royalties and reserves.

Operating Expenses:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$30,681	$29,387	$1,294	4%
Research and development	4,534	4,345	189	4%
General and administrative	9,960	8,176	1,784	22%
Total operating expenses	$45,175	$41,908	$3,267	8%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to a $2.5 million increase in commissions and personnel cost driven by higher revenues, partially offset by a decrease of $1.2 million related to travel, stock-based compensation and consulting.
Research and Development Expenses. The slight increase in research and development expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due an increase in employee-related costs and stock-based compensation due to an increase in headcount within research and development departments.
General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a $0.7 million increase in employee-related costs and stock-based compensation due to an increase in headcount within general and administrative departments and a $1.0 million increase in legal and consulting fees.

Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,592	$2,113	$(521)	(25)%
Interest expense	(662)	(881)	219	25%
Other income (expense), net	8	(93)	101	109%
Total interest and other expense, net	$938	$1,139	$(201)	(18)%
Interest Income. The decrease in interest income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower investment balances.
Interest Expense. The decrease in interest expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to lower interest rates associated with the First-Citizens Third Amendment Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and marketable securities of $144.4 million as compared to $150.0 million as of December 31, 2024. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of both March 31, 2025 and December 31, 2024, we had $35.5 million in outstanding debt.
As of March 31, 2025, we had an accumulated deficit of $437.9 million as compared to $431.4 million as of December 31, 2024. During the three months ended March 31, 2025, we incurred a net loss of $6.5 million. During the years ended December 31, 2024 and 2023, we incurred a net loss of $30.9 million and $43.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
Based upon our current operating plan, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months from the filing of this Form 10-Q. However, the financial impact of a potential economic downturn or capital market disruptions pose risks to and uncertainties in our future available capital resources. We may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument trays may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument trays required to support procedures nationwide.
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
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 25, 2025. As of March 31, 2025, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$6,000	$30,000	$—
Interest obligations (2)	8,844	1,925	5,056	1,863	—
Operating lease obligations	1,761	851	899	11	—
Purchase obligations	554	554	—	—	—
Total	$47,159	$3,330	$11,955	$31,874	$—

(1)Represents the principal obligations of our First-Citizens Third Amendment Term Loan.
(2)Represents the future interest obligations on our First-Citizens Third Amendment Term Loan estimated using an interest rate of 7% as of March 31, 2025.

This compares to $48.1 million of contractual obligations as of December 31, 2024.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(4,911)	$(7,571)	$2,660
Investing activities	10,630	6,347	4,283
Financing activities	103	105	(2)
Effects of exchange rate changes on cash and cash equivalents	417	(112)	529
Net increase (decrease) in cash and cash equivalents	$6,239	$(1,231)	$7,470
Cash Used in Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 of $4.9 million resulted from cash outflows due to a net loss of $6.5 million, adjusted for $7.8 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $6.2 million. Net cash used in operating activities for the three months ended March 31, 2024 of $7.6 million resulted from cash outflows due to a net loss of $10.9 million, adjusted for $7.1 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $3.7 million. The decrease in net loss, net of non-cash items for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2025 was primarily due to higher inventory build-up related to our new product introductions and higher account payable and lower accrued liabilities attributable to the normal timing of expenses. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2024 was primarily due to higher account payables and lower accrued liabilities attributable to the normal course timing of expenses.
Cash Flows From Investing Activities
Net cash provided by investing activities in the three months ended March 31, 2025 was $10.6 million as compared to cash used in investing activities of $6.3 million in the three months ended March 31, 2024. Net cash provided by investing activities for the three months ended March 31, 2025 consisted of maturities of our marketable securities net of purchases of $12.7 million, and purchases of property and equipment of $2.1 million primarily related to individual components in instrument sets to support revenue growth. Net cash used in investing activities for the three months ended March 31, 2024 consisted of purchases of our marketable securities net of maturities of $8.4 million, and purchases of property and equipment of $2.1 million primarily related to individual components in instrument sets.
Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2025 and 2024 was $0.1 million resulting from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Significant Judgments, and Use of Estimates” in our 2024 Annual Report. There had been no material changes to the descriptions of these accounting policies, judgments and estimates.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three months ended March 31, 2025 and 2024 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
As of March 31, 2025, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended March 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report. The risk factors described in our 2024 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2024 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
Risks Related to Our Business and Our Industry

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.

Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost-effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by tariffs and retaliatory countermeasures, inflation or rising interest rates, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain. These geopolitical events and related factors and results, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us. The imposition of tariffs on titanium sourced from Canada or elsewhere could further exacerbate these challenges and increase the cost of our implants.

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

The manufacture, sterilization, and distribution of our products is challenging. Changes that our suppliers may make outside the purview of our direct control can have an impact on our processes, quality of our products, and the successful delivery of products to our customers. Mistakes and mishandling are not uncommon and can affect supply and delivery. Some of these risks include:

•failure to complete sterilization on time or in compliance with the required regulatory standards;
•transportation and import and export risk;
•delays in analytical results or failure of analytical techniques that we depend on for quality control and release of products;
•large-scale epidemics of communicable diseases;
•supply chain disruptions, including those caused by material and labor supply shortages, tariffs and retaliatory countermeasures, and prolonged inflation;
•natural disasters, labor disputes, financial distress, raw material availability, issues with facilities and equipment, or other forms of disruption to business operations affecting our manufacturers or suppliers; and
•latent defects that may become apparent after products have been released and that may result in a recall or field safety corrective action with respect to such products.
•If any of these risks were to materialize, our ability to provide our products to customers on a timely basis could be adversely impacted.

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

Medical device stocks have historically experienced volatility, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•changes in interest rates, tariff policy investor risk appetite and other macroeconomic factors impacting the market for securities issued by medical device companies;
•the risk of inflation, interest rate increases, economic downturn or instability and other macroeconomic factors impacting patients’ economic ability and likelihood of undergoing elective procedures, whether real or as perceived by investors;
•actual or anticipated changes or fluctuations in our results of operations;
•the impact of infectious diseases, and measures taken to combat them, on our business;
•results of our clinical trials and that of our competitors’ products;
•regulatory actions with respect to our products or our competitor’s products;
•announcements of new offerings, products, services or technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of healthcare companies, in general, and of companies in the medical device industry in particular;
•fluctuations in the trading volume of our shares or the size of our public float;
•negative publicity;
•whether our results of operations meet the expectations of securities analysts or investors or those expectations change;
•litigation involving us, our industry, or both;
•regulatory developments in the United States, foreign countries, or both;
•lock-up releases and sales of large blocks of our common stock;
•additions or departures of key employees or scientific personnel; and
•general economic conditions and trends.
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

Risks Related to Our Legal and Regulatory Environment

Inadequate funding for the FDA and other government agencies, disruptions or diminishment of the workforces of these government agencies, or a work slowdown or stoppage at those agencies as part of a broader federal government shutdown, or comparable scenarios with foreign regulatory authorities, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. More recently, the FDA and other governmental agencies in the U.S. have been subject to sudden and dramatic reductions in the workforces due to termination of probationary employees, broad-based offers of early retirement to government employees and other efforts led by the Department of Government Efficiency under the current presidential administration. The impact of these reductions to the federal workforce remains to be seen.

If a prolonged government shutdown occurs, continued reductions in the U.S. governmental workforce, or if global health concerns or other political or world events prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could also impact our ability to access the public markets and obtain capital to fund the growth of our operations. Similar considerations and concerns apply to foreign regulatory authorities.

Our ability to access credit on favorable terms, if necessary, for the funding of our operations and capital projects may be limited due to changes in credit markets.

In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, tariff policy and potential trade wars, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“First-Citizen”), which amends the Company’s Loan and Security Agreement, dated as of August 12, 2021 (the “Original Loan Agreement”), as amended by that certain First Amendment to Loan and Security Agreement, dated as of January 6, 2023 (the “First Amendment”) and that certain Second Amendment to Loan and Security Agreement, dated as of January 25, 2024 (the “Second Amendment” and collectively with the Original Loan Agreement, as amended by the First Amendment, Second Amendment and Third Amendment, the “Third Amended Loan Agreement”). The Third Amendment Term Loan extended by First-Citizens to us pursuant to the current Third Amended Loan Agreement terminates and matures on September 1, 2029, and if we cannot renew or refinance this Third Amendment Term Loan, if needed at such time, or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On May 5, 2025, our Board of Directors approved, at the recommendation of the Compensation Committee of the Board of Directors, an amendment to the Participation Agreement of Laura Francis, our Chief Executive Officer, for use with our Severance Benefit Plan, to provide for the following enhanced benefits upon termination without Cause or for Good Reason (each, as defined in the Severance Benefit Plan) within three months prior to or one year following a Change in Control (as defined in the Severance Benefit Plan): a lump-sum cash severance amount equal to 24 months of Ms. Francis’s then effective base salary, a target bonus equals to 1.5 times Ms. Francis’s target annual cash bonus, 18 months’ continued benefits and full acceleration of Ms. Francis’s outstanding equity awards, in each case subject to the execution and non-revocation of a release of claims. In the event of a termination other than for Cause and not in connection with a Change in Control, the severance payments include a lump sum cash payment equal to 18 months’ base salary and benefit coverage for 18 months.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
10.1*	Second Amended and Restated Participation Agreement dated May 5, 2025 between the Registrant and Laura Francis.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 6, 2025.

SI-BONE, Inc.

Date:	May 6, 2025	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 6, 2025	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)