Form 10-Q
period 2025-06-30
SI-BONE, Inc.
filed 2025-08-05
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 43,140,936 as of July 31, 2025.

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
•our ability to retain and grow our sales team, including our third-party sales agents, based on the demand for our products;
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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,150	$34,948
Short-term investments	111,394	115,094
Accounts receivable, net of allowance for credit losses of $911 and $588, respectively	24,371	27,459
Inventory	34,245	27,074
Prepaid expenses and other current assets	3,289	3,204
Total current assets	207,449	207,779
Property and equipment, net	21,701	20,374
Operating lease right-of-use assets	1,465	1,984
Other non-current assets	306	300
TOTAL ASSETS	$230,921	$230,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,495	$6,488
Accrued liabilities and other	16,149	19,492
Operating lease liabilities, current portion	1,106	1,152
Total current liabilities	24,750	27,132
Long-term borrowings	35,510	35,452
Operating lease liabilities, net of current portion	318	879
Other long-term liabilities	—	10
TOTAL LIABILITIES	60,578	63,473

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,014,093 and 42,086,477 shares issued and outstanding, respectively	4	4
Additional paid-in capital	613,727	598,070
Accumulated other comprehensive income	660	244
Accumulated deficit	(444,048)	(431,354)
TOTAL STOCKHOLDERS’ EQUITY	170,343	166,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,921	$230,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$48,630	$39,969	$95,920	$77,836
Cost of goods sold	9,823	8,393	19,418	16,395
Gross profit	38,807	31,576	76,502	61,441
Operating expenses:
Sales and marketing	30,781	28,970	61,462	58,357
Research and development	4,309	4,352	8,843	8,697
General and administrative	10,721	8,332	20,681	16,508
Total operating expenses	45,811	41,654	90,986	83,562
Loss from operations	(7,004)	(10,078)	(14,484)	(22,121)
Interest and other income (expense), net:
Interest income	1,520	2,015	3,112	4,128
Interest expense	(666)	(880)	(1,328)	(1,761)
Other income (expense)	(2)	4	6	(89)
Net loss	$(6,152)	$(8,939)	$(12,694)	$(19,843)
Other comprehensive income (loss):
Changes in foreign currency translation	369	(31)	526	(2)
Unrealized loss on marketable securities	(29)	(8)	(110)	(106)
Comprehensive loss	$(5,812)	$(8,978)	$(12,278)	$(19,951)

Net loss per share, basic and diluted	$(0.14)	$(0.22)	$(0.30)	$(0.48)

Weighted-average number of common shares used to compute basic and diluted net loss per share	42,788,123	41,317,627	42,564,158	41,126,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244	$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—	—	—
Stock-based compensation	—	—	6,663	—	—	6,663
Foreign currency translation	—	—	—	157	—	157
Net unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	4	604,836	320	(437,896)	167,264
Issuance of common stock upon exercise of stock options, net of shares withheld	93,209	—	665	—	—	665
Issuance of common stock related to employee stock purchase plan	149,199	—	1,568	—	—	1,568
Issuance of common stock upon vesting of restricted stock units	292,085	—	—	—	—	—
Stock-based compensation	—	—	6,658	—	—	6,658
Foreign currency translation	—	—	—	369	—	369
Net unrealized loss on marketable securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(6,152)	(6,152)
Balance as of June 30, 2025	43,014,093	$4	$613,727	660	$(444,048)	$170,343

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—	—	—
Stock-based compensation	—	—	7,030	—	—	7,030
Foreign currency translation	—	—	—	29	—	29
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	4	576,612	266	(411,345)	165,537
Issuance of common stock upon exercise of stock options, net of shares withheld	69,428	—	304	—	—	304
Issuance of common stock related to employee stock purchase plan	114,636	—	1,472			1,472
Issuance of common stock upon vesting of restricted stock units	247,985	—	—	—	—	—
Stock-based compensation	—	—	6,398	—	—	6,398
Foreign currency translation	—	—	—	(31)	—	(31)
Net unrealized loss on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(8,939)	(8,939)
Balance as of June 30, 2024	41,510,811	$4	$584,786	$227	$(420,284)	$164,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(12,694)	$(19,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,321	13,428
Depreciation and amortization	2,646	2,081
Accounts receivable credit losses	475	240
Amortization of discount and premium on marketable securities	(1,740)	(3,019)
Inventory reserve	1,235	366
Amortization of debt issuance costs	59	85
Loss on disposal of property and equipment	628	819
Changes in operating assets and liabilities:
Accounts receivable	2,598	(3,022)
Inventory	(8,292)	(3,314)
Prepaid expenses and other assets	(93)	399
Accounts payable	583	1,828
Accrued liabilities and other	(3,464)	(3,953)
Net cash used in operating activities	(4,738)	(13,905)
Cash flows from investing activities
Maturities of marketable securities	104,100	119,000
Purchases of marketable securities	(98,770)	(109,288)
Purchases of property and equipment	(4,171)	(5,195)
Net cash provided by investing activities	1,159	4,517
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,568	1,472
Proceeds from the exercise of stock options	768	409
Net cash provided by financing activities	2,336	1,881
Effect of exchange rate changes on cash and cash equivalents	445	(187)
Net decrease in cash and cash equivalents	(798)	(7,694)
Cash and cash equivalents at
Beginning of period	34,948	33,271
End of period	$34,150	$25,577

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$1,017	$1,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a medical device company that has pioneered a proprietary minimally invasive surgical implant system to fuse the sacroiliac joint for treatment of musculoskeletal disorders of the sacropelvic anatomy. The Company’s products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In Europe, iFuse, iFuse-3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$46,425	$37,813	$91,261	$73,238
International	2,205	2,156	4,659	4,598
	$48,630	$39,969	$95,920	$77,836
Recent Accounting Pronouncements

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The table below summarizes the marketable securities:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,821	$—	$—	$27,821
Cash equivalents	27,821	—	—	27,821

U.S. treasury securities	107,374	5	(25)	107,354
U.S. agency bonds	4,039	1	—	4,040
Short-term investments	111,413	6	(25)	111,394
Total marketable securities	$139,234	$6	$(25)	$139,215

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,326	$—	$—	$27,326
Cash equivalents	27,326	—	—	27,326

U.S. treasury securities	112,649	91	(2)	112,738
U.S. agency bonds	2,355	1	—	2,356
Short-term investments	115,004	92	(2)	115,094
Total marketable securities	$142,330	$92	$(2)	$142,420
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of June 30, 2025 and December 31, 2024, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable were $0.4 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the six months ended June 30, 2025 or year ended December 31, 2024.
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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,821	$—	$—	$27,821
U.S. treasury securities	107,354	—	—	107,354
U.S. agency bonds	—	4,040	—	4,040
Total marketable securities	$135,175	$4,040	$—	$139,215

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,326	$—	$—	$27,326
U.S. treasury securities	112,738	—	—	112,738
U.S. agency bonds	—	2,356	—	2,356
Total marketable securities	$140,064	$2,356	$—	$142,420

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. Balance Sheet Components
Inventory
As of June 30, 2025, inventory consisted of finished goods of $29.8 million and work-in-progress and components of $4.4 million. As of December 31, 2024, inventory consisted of finished goods of $24.0 million and work-in-progress and components of $3.1 million.
Property and Equipment, net:

	June 30, 2025	December 31, 2024
	(in thousands)
Instrument trays	$25,800	$23,158
Machinery and equipment	3,199	3,188
Construction in progress	6,608	6,212
Computer and office equipment	4,147	3,098
Leasehold improvements	3,873	3,873
Furniture and fixtures	392	386
	44,019	39,915
Less: Accumulated depreciation and amortization	(22,318)	(19,541)
	$21,701	$20,374

As of June 30, 2025, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $6.3 million and software costs of $0.3 million. As of December 31, 2024, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.6 million and software costs of $0.6 million. Depreciation expense was $1.4 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $2.6 million and $2.1 million for the six months ended June 30, 2025 and 2024, respectively.
Accrued Liabilities and Other:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$10,282	$13,914
Accrued royalty	2,136	2,054
Accrued rebates	1,229	1,384
Accrued professional services	1,451	1,202
Others	1,051	938
	$16,149	$19,492
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$588	$1,118
Provision	475	470
Write-offs	(152)	(1,000)
Balance at end of period	$911	$588

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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$312	$370	$623	$753
Variable lease expense	136	146	346	281
Total lease expense	$448	$516	$969	$1,034

Cash paid for amounts included in the measurement of operating lease liabilities	$326	$388	$711	$786
Leased assets obtained in exchange for new operating lease liabilities	$39	$—	$39	$—

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.35	1.76
Weighted average discount rate	7.01%	7.15%

Future minimum lease payments under non-cancelable operating leases as of June 30, 2025 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2025	$540
2026	898
2027	37
2028	16
2029	—
Thereafter	—
Total operating lease payments	1,491
Less: imputed interest	(67)
Total operating lease liabilities	$1,424

As of June 30, 2025, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
not enforceable or legally binding. These outstanding commitments amounted to $1.9 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	June 30, 2025	December 31, 2024
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(490)	(548)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,510	$35,452
Classified as:
Long-term borrowings	$35,510	$35,452
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the “Original Loan Agreement”) entered into by the Company with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB pursuant to which the Company received a new term loan facility in an aggregate principal amount of $36.0 million (the “First Amendment” and with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to the term loan (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement and the Company obtained a

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB (“First Citizens”) which amended the Company's Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
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
The effective interest rate for the three and six months ended June 30, 2025 was 7.3%. The effective interest rate for the three and six months ended June 30, 2024 was 9.3%.
The table below summarizes the future principal payments under the Third Amendment Term Loan as of June 30, 2025:

Year ending December 31,	(in thousands)
Remainder of 2025	$—
2026	—
2027	6,000
2028	18,000
2029	12,000
Total principal payments	$36,000
The Third Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of June 30, 2025, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,041,131	$10.98
Exercised	(113,254)	$6.78
Canceled and forfeited	(14,260)	$17.81
Outstanding as of June 30, 2025	913,617	$11.40	2.42	$7,689
Options vested and exercisable, June 30, 2025	913,617	$11.40	2.42	$7,689
Options vested and expected to vest, June 30, 2025	913,617	$11.40	2.42	$7,689
As of June 30, 2025, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three and six months ended June 30, 2025 and 2024.
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

	Six Months Ended June 30,
	2025			2024
Expected volatility of common stock	49.0%	to	57.0%	47.0%	to	59.0%
Expected volatility of peer companies	30.0%	to	126.0%	29.0%	to	97.0%
Correlation coefficient of peer companies	0.05	to	1.00	(0.01)	to	1.00
Risk-free interest rate	4.1%	to	4.2%	4.1%	to	4.7%
Dividend yield	—%	to	1.0%	0.6%	to	4.7%

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The table below summarizes RSU and PSU activity for the six months ended June 30, 2025:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,884,640	$18.47	610,541	$16.47
Granted	1,270,498	16.79	337,110	15.89
Vested	(545,008)	19.14	(120,155)	15.75
Canceled and forfeited	(95,363)	18.40	(42,039)	19.50
Outstanding as of June 30, 2025	2,514,767	17.48	785,457	16.17
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. As of June 30, 2025 and December 31, 2024, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$175	$257	$335	$491
Sales and marketing	2,466	2,709	$5,089	5,930
Research and development	833	823	$1,667	1,643
General and administrative	3,184	2,609	$6,230	5,364
	$6,658	$6,398	$13,321	$13,428
Warrants
The table below summarizes common stock warrants activity for the six months ended June 30, 2025:

Date		Outstanding Balance at	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at
Issuance	Expiration	December 31, 2024					June 30, 2025
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
10/20/2015	10/20/2025	41,650	$16.47	—	—	—	41,650
11/9/2015	11/9/2025	25,709	$16.47	—	—	—	25,709
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		78,459		—	—	—	78,459

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net loss	$(6,152)	$(8,939)	$(12,694)	$(19,843)

Weighted-average shares used to compute basic and diluted net loss per share	42,788,123	41,317,627	42,564,158	41,126,009

Net loss per share, basic and diluted	$(0.14)	$(0.22)	$(0.30)	$(0.48)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	913,617	1,088,277	913,617	1,088,277
Restricted stock units	3,300,224	2,998,474	3,300,224	2,998,474
ESPP purchase rights	45,023	63,987	45,023	63,987
Common stock warrants	78,459	85,139	78,459	85,139
	4,337,323	4,235,877	4,337,323	4,235,877

10. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2025 and 2024. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of June 30, 2025 compared to December 31, 2024.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is assessing its impact to the financial statements.

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
Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In Europe, iFuse, iFuse-3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of June 30, 2025, over 127,000 procedures have been performed using our products by over 4,600 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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

As of June 30, 2025, our U.S. sales force consisted of 85 territory sales managers and 75 clinical support specialists directly employed by us and 295 third-party sales agents, compared to 85 territory sales managers and 67 clinical support specialists directly employed by us and 204 third-party sales agents as of June 30, 2024. As of June 30, 2025, our international sales force consisted of 10 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers, compared to 11 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers as of June 30, 2024.
For the quarter ended June 30, 2025, over 30 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers (ASCs) or Office-Based Labs (OBLs). With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs or OBLs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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

We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological spine surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of June 30, 2025 and 2024, in the United States more than 3,600 and 2,900 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of June 30, 2025 and 2024, more than 1,100 and 1,000 physicians, respectively, have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained residents and fellows in over 285 academic programs in the United States, resulting in the training of approximately 2,000 surgical residents and fellows.
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
Demonstrating the safe and effective use of our implants in post-market clinical trials, including their use in ways that may not yet be part of standard-of-care practice, is an important component of our market-building strategy. In June 2022, we completed enrollment in SILVIA, a two-year prospective international multi-center randomized controlled trial comparing pelvic fixation with and without the addition of an iFuse-3D implant. iFuse-3D is used to provide sacroiliac fusion as part of multilevel spinal fusion procedures, both to improve the stability of the pelvic fixation construct and to decrease the incidence of new-onset postoperative SI joint pain. Data analysis from SILVIA showed that the study’s primary clinical endpoint was met, namely that placement of iFuse-3D implants adjacent to pelvic fixation screws in these procedures reduced the incidence of new-onset SI joint pain following the procedure. A manuscript describing these findings is currently under review.
In September 2022, we began enrolling patients in our SAFFRON study, a prospective randomized controlled trial of surgery using our iFuse TORQ device compared to non-surgical management in patients with debilitating sacral fragility or insufficiency fractures. The study was completed using available data. Results from SAFFRON were published in May 2025 and showed a higher rate of recovery of mobility after surgical treatment using iFuse TORQ compared to non-surgical treatment.
STACI is a prospective study on the use of iFuse TORQ in patients with sacroiliac joint dysfunction. The purpose of STACI is to provide information on the safety and effectiveness of minimally invasive sacroiliac joint fusion performed by interventional physicians using iFuse TORQ. Study enrollment completed in November 2024. Early results from STACI were published in June 2025 and showed that placement of iFuse TORQ by interventional pain management physician was associated with a low adverse event rate and early improvement in pain and function.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the six months ended June 30, 2025, we spent $8.8 million on research and development, equating to 9% of our revenue. During the six months ended June 30, 2024, we spent $8.7 million on research and development, equating to 11% of our revenue.

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
We are focused on increasing our territory sales managers’ and sales representatives’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of June 30, 2025, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.1 million from $1.7 million as of June 30, 2024.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$48,630	$39,969	$8,661	21.7%
Cost of goods sold	9,823	8,393	1,430	17.0%
Gross profit	$38,807	$31,576	$7,231	22.9%
Gross margin	79.8%	79.0%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended June 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$46,425	95.5%	$37,813	94.6%	$8,612	22.8%
International	2,205	4.5%	2,156	5.4%	49	2.3%
	$48,630	100.0%	$39,969	100.0%
Revenue. The increase in revenue for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by a $8.6 million increase in our U.S. revenue from increased case volumes due to our expanded product portfolio.
Gross Profit and Gross Margin. Gross profit increased $7.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, mainly driven by higher revenue. The gross margin was 79.8% for the three months ended June 30, 2025 compared to a gross margin of 79.0% for the three months ended June 30, 2024 due to lower product costs, partially offset by higher royalties and reserves.

Operating Expenses:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$30,781	$28,970	$1,811	6.3%
Research and development	4,309	4,352	(43)	(1.0)%
General and administrative	10,721	8,332	2,389	28.7%
Total operating expenses	$45,811	$41,654	$4,157	10.0%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a $2.5 million increase in commissions and personnel cost driven by higher revenues and increase in headcount, partially offset by a decrease of $0.7 million related to travel, stock-based compensation and consulting.
Research and Development Expenses. The research and development expenses for the three months ended June 30, 2025 is consistent with research and development expenses for the three months ended June 30, 2024.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to a $1.4 million increase in personnel costs and stock-based compensation associated with an increase in headcount within general and administrative departments and a $0.9 million increase in legal and consulting.
Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,520	$2,015	$(495)	(24.6)%
Interest expense	(666)	(880)	214	(24.3)%
Other income (expense), net	(2)	4	(6)	(150.0)%
Total interest and other expense, net	$852	$1,139	$(287)
Interest Income. The decrease in interest income for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to lower investment balances.
Interest Expense. The decrease in interest expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was due to lower interest rates associated with the First-Citizens Third Amendment Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to foreign currency fluctuations.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$95,920	$77,836	$18,084	23.2%
Cost of goods sold	19,418	16,395	3,023	18.4%
Gross profit	$76,502	$61,441	$15,061	24.5%
Gross margin	79.8%	78.9%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Six Months Ended June 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$91,261	95.1%	$73,238	94.1%	$18,023	24.6%
International	4,659	4.9%	4,598	5.9%	61	1.3%
	$95,920	100.0%	$77,836	100.0%

Revenue. The increase in revenue for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by a $18.0 million increase in our U.S. revenue due to the increase in case volumes due to our expanded product portfolio.

Gross Profit and Gross Margin. Gross profit increased $15.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, mainly driven by higher revenue. The gross margin was 79.8% for the six months ended June 30, 2025 as compared to 78.9% for the six months ended June 30, 2024. Gross margin increased in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to changes in procedure and product mix, partially offset by higher royalties and reserves.

Operating Expenses:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$61,462	$58,357	$3,105	5.3%
Research and development	8,843	8,697	146	1.7%
General and administrative	20,681	16,508	4,173	25.3%
Total operating expenses	$90,986	$83,562	$7,424	8.9%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a $4.2 million increase in commissions and personnel costs driven by higher revenues, partially offset by $1.1 million decrease in travel costs and stock-based compensation.
Research and Development Expenses. The research and development expenses for the six months ended June 30, 2025 is consistent as compared to the research and development expenses for the six months ended June 30, 2024.
General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to a $2.5 million increase in personnel costs and stock-based compensation associated with an increase in headcount within general and administrative departments, and a $1.7 million increase in legal, consulting, and bad debt expense.
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$3,112	$4,128	$(1,016)	(24.6)%
Interest expense	(1,328)	(1,761)	433	24.6%
Other income (expense), net	6	(89)	95	106.7%
Total interest and other expense, net	$1,790	$2,278	$(488)	(21.4)%
Interest Income. The decrease in interest income for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to lower investment balance.
Interest Expense. The decrease in interest expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to lower interest rates associated with the First-Citizens Third Amendment Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and marketable securities of $145.5 million as compared to $150.0 million as of December 31, 2024. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of both June 30, 2025 and December 31, 2024, we had $35.5 million in outstanding debt.
As of June 30, 2025, we had an accumulated deficit of $444.0 million as compared to $431.4 million as of December 31, 2024. During the six months ended June 30, 2025, we incurred a net loss of $6.2 million. During the years ended December 31, 2024 and 2023, we incurred a net loss of $30.9 million and $43.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.

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
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB (the “First Amendment”, and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a new term loan (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line").
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
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 25, 2025. As of June 30, 2025, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$6,000	$30,000	$—
Interest obligations (2)	8,207	1,288	5,056	1,863	—
Operating lease obligations	1,491	540	935	16	—
Purchase obligations	1,902	1,902	—	—	—
Total	$47,600	$3,730	$11,991	$31,879	$—

(1)Represents the principal obligations of our First-Citizens Third Amendment Term Loan.
(2)Represents the future interest obligations on our First-Citizens Third Amendment Term Loan estimated using an interest rate of 7% as of June 30, 2025.

This compares to $48.1 million of contractual obligations as of December 31, 2024.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(4,738)	$(13,905)	$9,167
Investing activities	1,159	4,517	(3,358)
Financing activities	2,336	1,881	455
Effects of exchange rate changes on cash and cash equivalents	445	(187)	632
Net increase (decrease) in cash and cash equivalents	$(798)	$(7,694)	$6,896
Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 of $4.7 million resulted from cash outflows due to a net loss of $12.7 million, adjusted for $16.6 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $8.7 million. Net cash used in operating activities for the six months ended June 30, 2024 of $13.9 million resulted from cash outflows due to a net loss of $19.8 million, adjusted for $14.0 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $8.1 million. The decrease in net loss, net of non-cash items for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2025 was primarily due to higher inventory build-up related to our new product introductions and lower accrued liabilities attributable to the normal timing of expenses, offset by lower account receivable balance resulting from improved collections. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2024 was primarily due to lower accrued liabilities attributable to the normal course timing of expenses and higher Account Receivable due to timing of collection.
Cash Flows From Investing Activities
Net cash provided by investing activities in the six months ended June 30, 2025 was $1.2 million as compared to cash provided by investing activities of $4.5 million in the six months ended June 30, 2024. Net cash provided by investing activities for the six months ended June 30, 2025 consisted of maturities of our marketable securities net of purchases of $5.3 million, and purchases of property and equipment of $4.2 million primarily related to individual components in instrument sets to support revenue growth. Net cash used in investing activities for the six months ended June 30, 2024 consisted of purchases of our marketable securities net of maturities of $9.7 million, and purchases of property and equipment of $5.2 million primarily related to individual components in instrument sets.
Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2025 and 2024 was $2.3 million and $1.9 million, respectively, resulting from the issuance of common stock under our stock-based incentive compensation plans.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and six months ended June 30, 2025 and 2024 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and the amount of our Third Amendment Term Loan, therefore a hypothetical 100 basis point change in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of June 30, 2025, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended June 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report. The risk factors described in our 2024 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2024 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.

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

The ability of the FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. More recently, the FDA and other governmental agencies in the U.S. have been subject to sudden and dramatic reductions in the workforces due to termination of probationary employees, broad-based offers of early retirement to government employees and other efforts led by the Department of Government Efficiency under the current presidential administration. The impact of these reductions to the federal workforce remains to be seen.

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

We believe that the favorable coverage and reimbursement profile of CPT Code 27279 as compared to CPT Code 27278 is a result of third-party payers’ review and assessment of peer-reviewed clinical literature supporting its use. Most procedures available to U.S. patients have a clear coding interpretation, reported as either CPT Code 27279 or 27278. Ambiguity exists, however, over the proper categorization of some sacroiliac joint devices which use an intra-articular (in-line) approach, but also have integrated fixation design features which “pierce” ilium and sacrum bones on either side of the implant. The AMA has accepted a proposal via the CPT Editorial process to change some of the code definition for CPT Code 27279, to allow newer sacroiliac joint procedures to be reported effective January 1, 2026. These changes will impact the code definition for CPT 27279, but not for CPT 27278.

If procedures requiring lower work effort supported by lower-quality clinical evidence, and/or having less favorable patient outcomes are reported via CPT Code 27279 as a result of changes to the code definitions, it may contribute to a loss of value for CPT Code 27279. This dynamic could also prompt reevaluations of third-party payers’ coverage policies, which could ultimately decrease demand for our products and negatively impact our business and prospects. Additionally, if physicians and facilities are confused about the proper coding for our products or our competitors’ products, physicians may choose competitors’ products or choose not to perform sacroiliac joint procedures altogether, which would adversely affect demand for our products.

Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our products, which in turn could impact our ability to successfully commercialize our products and could have an adverse material effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2025, the following Section 16 officer and director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold		Expiration Date
Michael Pisetsky, Chief Business & Legal Affairs Officer	Adoption	June 13, 2025	X		238,985	(1)	November 6, 2026
Jeffrey W. Dunn, Chairman of the Board of Directors	Adoption	May 8, 2025	X		240,000	(2)	August 8, 2026

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) (a) up to 136,300 shares of common stock held by the Michael Pisetsky Separate Property Trust; (b) up to 63,743 shares of common stock subject to restricted stock unit awards (“RSUs”) previously granted to Mr. Pisetsky that may vest and be released to him on or before October 1, 2026 upon satisfaction of the applicable service-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such RSUs; and (c) up to 38,942 shares of common stock subject to performance-based restricted stock unit awards (“PSUs”) previously granted to Mr. Pisetsky that may vest and be released to him on or before February 15, 2026 upon satisfaction of the applicable performance-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such PSUs. The actual number of shares of common stock that may vest and be released to Mr. Pisetsky upon satisfaction of the applicable performance-based vesting conditions pursuant to the PSUs is not yet determinable. Moreover, the actual number of shares of common stock that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.

(2) (a) up to 128,067 shares of common stock upon exercise of vested options held by Mr. Dunn and (b) 111,933 shares of common stock held by Jeffrey W. Dunn as Trustee of the Jeffrey W. Dunn Living Trust.

None of the Company’s other directors or executive officers adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended June 30, 2025.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1, 3.2, and 3.3
10.1	Second Amended and Restated Participation Agreement dated May 5, 2025 between the Registrant and Laura Francis.	10-Q	001-38701	10.1	5/6/2025
10.2*	2025 Non-Employee Directors’ Compensation Policy.
10.3*	Consulting Agreement between the Registrant and Anthony J. Recupero, effective as of February 16, 2026.
10.4*	Anthony J. Recupero’s retirement letter dated July 31, 2025
10.5*#	Amendment No. 1 to Manufacture and Supply Agreement, dated August 1, 2025, between the Registrant and RMS Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 5, 2025.

SI-BONE, Inc.

Date:	August 5, 2025	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 5, 2025	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)