Form 10-Q
period 2025-09-30
SI-BONE, Inc.
filed 2025-11-10
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 43,391,254 as of November 4, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and product candidates, sales force expansion, physician adoption, reimbursement determinations, clinical trial results, government shutdown, and U.S. Food and Drug Administration ("FDA") approvals, are forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,487	$34,948
Short-term investments	119,257	115,094
Accounts receivable, net of allowance for credit losses of $985 and $588, respectively	26,534	27,459
Inventory	35,727	27,074
Prepaid expenses and other current assets	2,779	3,204
Total current assets	210,784	207,779
Property and equipment, net	21,928	20,374
Operating lease right-of-use assets	1,255	1,984
Other non-current assets	306	300
TOTAL ASSETS	$234,273	$230,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,724	$6,488
Accrued liabilities and other	17,587	19,492
Operating lease liabilities, current portion	1,131	1,152
Total current liabilities	26,442	27,132
Long-term borrowings	35,540	35,452
Operating lease liabilities, net of current portion	165	879
Other long-term liabilities	—	10
TOTAL LIABILITIES	62,147	63,473

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,273,382 and 42,086,477 shares issued and outstanding, respectively	4	4
Additional paid-in capital	619,964	598,070
Accumulated other comprehensive income	772	244
Accumulated deficit	(448,614)	(431,354)
TOTAL STOCKHOLDERS’ EQUITY	172,126	166,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$234,273	$230,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$48,656	$40,340	$144,576	$118,176
Cost of goods sold	9,810	8,437	29,228	24,832
Gross profit	38,846	31,903	115,348	93,344
Operating expenses:
Sales and marketing	29,956	27,448	91,418	85,805
Research and development	4,242	3,993	13,085	12,690
General and administrative	10,031	8,095	30,712	24,603
Total operating expenses	44,229	39,536	135,215	123,098
Loss from operations	(5,383)	(7,633)	(19,867)	(29,754)
Interest and other income (expense), net:
Interest income	1,515	1,936	4,627	6,064
Interest expense	(670)	(884)	(1,998)	(2,647)
Other income (expense)	(28)	6	(22)	(81)
Net loss	$(4,566)	$(6,575)	$(17,260)	$(26,418)
Other comprehensive income (loss):
Changes in foreign currency translation	19	139	545	137
Unrealized gain (loss) on marketable securities	93	216	(17)	110
Comprehensive loss	$(4,454)	$(6,220)	$(16,732)	$(26,171)

Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.40)	$(0.64)

Weighted-average number of common shares used to compute basic and diluted net loss per share	43,188,524	41,717,505	42,775,206	41,324,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244		$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—		—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—		—	—
Stock-based compensation	—	—	6,663	—		—	6,663
Foreign currency translation	—	—	—	157		—	157
Net unrealized gain (loss) on marketable securities	—	—	—	(81)		—	(81)
Net loss	—	—	—	—		(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	4	604,836	320		(437,896)	167,264
Issuance of common stock upon exercise of stock options, net of shares withheld	93,209	—	665	—		—	665
Issuance of common stock related to employee stock purchase plan	149,199	—	1,568	—		—	1,568
Issuance of common stock upon vesting of restricted stock units	292,085	—	—	—		—	—
Stock-based compensation	—	—	6,658	—		—	6,658
Foreign currency translation	—	—	—	369		—	369
Net unrealized gain (loss) on marketable securities	—	—	—	(29)		—	(29)
Net loss	—	—	—	—		(6,152)	(6,152)
Balance as of June 30, 2025	43,014,093	4	613,727	660		(444,048)	170,343
Issuance of common stock upon exercise of stock options, net of shares withheld	2,499	—	11	—		—	11
Issuance of common stock upon vesting of restricted stock units	256,096	—	—	—		—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	694	—	—	—		—	—
Stock-based compensation	—	—	6,226	—		—	6,226
Foreign currency translation	—	—	—	19		—	19
Net unrealized gain (loss) on marketable securities	—	—	—	93		—	93
Net loss	—	—	—	—		(4,566)	(4,566)
Balance as of September 30, 2025	43,273,382	$4	$619,964	$772	—	$(448,614)	$172,126

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	40,693,299	$4	$569,477	$335	$(400,441)	$169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	29,892	—	105	—	—	105
Issuance of common stock upon vesting of restricted stock units	355,571	—	—	—	—	—
Stock-based compensation	—	—	7,030	—	—	7,030
Foreign currency translation	—	—	—	29	—	29
Net unrealized gain (loss) on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(10,904)	(10,904)
Balance as of March 31, 2024	41,078,762	4	576,612	266	(411,345)	165,537
Issuance of common stock upon exercise of stock options, net of shares withheld	69,428	—	304	—	—	304
Issuance of common stock related to employee stock purchase plan	114,636	—	1,472			1,472
Issuance of common stock upon vesting of restricted stock units	247,985	—	—	—	—	—
Stock-based compensation	—	—	6,398	—	—	6,398
Foreign currency translation	—	—	—	(31)	—	(31)
Net unrealized gain (loss) on marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(8,939)	(8,939)
Balance as of June 30, 2024	41,510,811	4	584,786	227	(420,284)	164,733
Issuance of common stock upon exercise of stock options, net of shares withheld	42,540	—	155	—	—	155
Issuance of common stock upon vesting of restricted stock units	237,059	—	—	—	—	—
Stock-based compensation	—	—	6,306	—	—	6,306
Foreign currency translation	—	—	—	139	—	139
Net unrealized gain (loss) on marketable securities	—	—	—	216	—	216
Net loss	—	—	—	—	(6,575)	(6,575)
Balance as of September 30, 2024	41,790,410	$4	$591,247	$582	$(426,859)	$164,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(17,260)	$(26,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,547	19,734
Depreciation and amortization	4,132	3,166
Accounts receivable credit losses	537	328
Amortization of discount and premium on marketable securities	(2,440)	(4,254)
Inventory reserve	1,784	618
Amortization of debt issuance costs	88	127
Loss on disposal of property and equipment	1,442	1,250
Changes in operating assets and liabilities:
Accounts receivable	364	(3,304)
Inventory	(10,334)	(5,922)
Prepaid expenses and other assets	419	718
Accounts payable	1,245	1,757
Accrued liabilities and other	(1,927)	(1,403)
Net cash used in operating activities	(2,403)	(13,603)
Cash flows from investing activities
Maturities of marketable securities	156,100	186,500
Purchases of marketable securities	(157,840)	(169,983)
Purchases of property and equipment	(7,126)	(8,231)
Net cash (used in) provided by investing activities	(8,866)	8,286
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,568	1,472
Proceeds from the exercise of stock options	779	564
Net cash provided by financing activities	2,347	2,036
Effect of exchange rate changes on cash and cash equivalents	461	235
Net decrease in cash and cash equivalents	(8,461)	(3,046)
Cash and cash equivalents at
Beginning of period	34,948	33,271
End of period	$26,487	$30,225

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$593	$1,445

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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future year.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
United States	$46,368	$38,263	$137,629	$111,502
International	2,288	2,077	6,947	6,674
	$48,656	$40,340	$144,576	$118,176
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Loss (Topic 326) - Measurement of Credit Losses for Account Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 addresses the measurement of credit losses for accounts receivable and contract assets. This update introduces a practical expedient that allows entities to assume that current conditions will remain unchanged until the maturity of the asset, simplifying the estimation of expected credit losses. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods thereafter, requiring prospective application to estimates of expected credit losses post-adoption. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 makes targeted improvements to the accounting for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2024-03 on its accounting for internal developed software and related disclosures.

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
The table below summarizes the marketable securities:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$21,403	$—	$—	$21,403
Cash equivalents	21,403	—	—	21,403

U.S. treasury securities	115,110	71	(2)	115,179
U.S. agency bonds	4,074	4	—	4,078
Short-term investments	119,184	75	(2)	119,257
Total marketable securities	$140,587	$75	$(2)	$140,660

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,326	$—	$—	$27,326
Cash equivalents	27,326	—	—	27,326

U.S. treasury securities	112,649	91	(2)	112,738
U.S. agency bonds	2,355	1	—	2,356
Short-term investments	115,004	92	(2)	115,094
Total marketable securities	$142,330	$92	$(2)	$142,420
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of September 30, 2025 and December 31, 2024, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable were $0.5 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2025 or year ended December 31, 2024.
4. Fair Value Measurement

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$21,403	$—	$—	$21,403
U.S. treasury securities	115,179	—	—	115,179
U.S. agency bonds	—	4,078	—	4,078
Total marketable securities	$136,582	$4,078	$—	$140,660

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,326	$—	$—	$27,326
U.S. treasury securities	112,738	—	—	112,738
U.S. agency bonds	—	2,356	—	2,356
Total marketable securities	$140,064	$2,356	$—	$142,420

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. Balance Sheet Components
Inventory
As of September 30, 2025, inventory consisted of finished goods of $31.2 million and work-in-progress and components of $4.5 million. As of December 31, 2024, inventory consisted of finished goods of $24.0 million and work-in-progress and components of $3.1 million.
Property and Equipment, net:

	September 30, 2025	December 31, 2024
	(in thousands)
Instrument trays	$27,186	$23,158
Machinery and equipment	3,337	3,188
Construction in progress	6,597	6,212
Computer and office equipment	4,343	3,098
Leasehold improvements	3,873	3,873
Furniture and fixtures	391	386
	45,727	39,915
Less: Accumulated depreciation and amortization	(23,799)	(19,541)
	$21,928	$20,374

As of September 30, 2025, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $6.3 million and software costs of $0.3 million. As of December 31, 2024, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.6 million and software costs of $0.6 million. Depreciation expense was $1.5 million and $1.1 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $4.1 million and $3.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Accrued Liabilities and Other:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$12,395	$13,914
Accrued royalty	2,124	2,054
Accrued rebates	990	1,384
Accrued professional services	1,152	1,202
Others	926	938
	$17,587	$19,492
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Balance at beginning of period	$588	$1,118
Provision	537	470
Write-offs	(140)	(1,000)
Balance at end of period	$985	$588

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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$321	$312	$944	$1,065
Variable lease expense	130	190	477	471
Total lease expense	$451	$502	$1,421	$1,536

Cash paid for amounts included in the measurement of operating lease liabilities	$241	$385	$952	$1,171
Leased assets obtained in exchange for new operating lease liabilities	$81	$407	$120	$407

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	1.20	1.76
Weighted average discount rate	7.06%	7.15%

Future minimum lease payments under non-cancelable operating leases as of September 30, 2025 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2025	$319
2026	930
2027	68
2028	30
2029	—
Thereafter	—
Total operating lease payments	1,347
Less: imputed interest	(51)
Total operating lease liabilities	$1,296

As of September 30, 2025, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
not enforceable or legally binding. These outstanding commitments amounted to $3.5 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

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
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of periods presented:

	September 30, 2025	December 31, 2024
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(460)	(548)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,540	$35,452
Classified as:
Long-term borrowings	$35,540	$35,452
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the “Original Loan Agreement”) entered into by the Company with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, SVB provided a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB pursuant to which the Company received a new term loan facility in an aggregate principal amount of $36.0 million (the “First Amendment” and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed $36.0 million pursuant to the term loan (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement and the

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Company obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
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
On September 25, 2025, the Company entered into a Fourth Amendment to Loan and Security Agreement with First-Citizens which amended the Company's Third Amended Loan Agreement (the “Fourth Amendment” and together with the Third Amended Loan Agreement, collectively, the “Fourth Amended Loan Agreement”). The Fourth Amendment revised the periods in which the financial covenants applied.
The effective interest rate for the three and nine months ended September 30, 2025 was 7.3%. The effective interest rate for the three and nine months ended September 30, 2024 was 9.2% and 9.3%, respectively.
The table below summarizes the future principal payments under the Fourth Amended Loan Agreement as of September 30, 2025:

Year ending December 31,	(in thousands)
Remainder of 2025	$—
2026	—
2027	6,000
2028	18,000
2029	12,000
Total principal payments	$36,000
The Fourth Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2025, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. Stock-Based Incentive Compensation Plans
Stock Options

The table below summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,041,131	$10.98
Exercised	(115,753)	$6.72
Canceled and forfeited	(15,360)	$17.86
Outstanding as of September 30, 2025	910,018	$11.41	2.17	$5,359,000
Options vested and exercisable, September 30, 2025	910,018	$11.41	2.17	$5,359,000
Options vested and expected to vest, September 30, 2025	910,018	$11.41	2.17	$5,359,000
As of September 30, 2025, there is no unrecognized compensation cost related to stock options.

There were no stock options granted during the three and nine months ended September 30, 2025 and 2024.
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

	Nine Months Ended September 30,
	2025			2024
Expected volatility of common stock	49.0%	to	57.0%	47.0%	to	59.0%
Expected volatility of peer companies	30.0%	to	126.0%	29.0%	to	97.0%
Correlation coefficient of peer companies	0.05	to	1.00	(0.01)	to	1.00
Risk-free interest rate	4.1%	to	4.2%	4.1%	to	4.7%
Dividend yield	—%	to	1.0%	0.6%	to	4.7%

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2025:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,884,640	$18.47	610,541	$16.47
Granted	1,305,384	16.79	337,110	15.89
Vested	(801,104)	18.74	(120,155)	15.75
Canceled and forfeited	(219,346)	18.28	(42,039)	19.50
Outstanding as of September 30, 2025	2,169,574	17.38	785,457	16.17
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. As of September 30, 2025 and December 31, 2024, total accumulated ESPP related employee payroll deductions amounted to $0.6 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$151	$262	$486	$753
Sales and marketing	2,126	2,546	7,215	8,476
Research and development	743	813	2,410	2,456
General and administrative	3,206	2,685	9,436	8,049
	$6,226	$6,306	$19,547	$19,734
Warrants
During the three and nine months ended September 30, 2025, a warrant holder exercised warrants, and the Company issued 694 net shares of common stock through a cashless exercise of the warrants in accordance with the exercise terms. The table below summarizes common stock warrants activity for the nine months ended September 30, 2025:

Date		Outstanding Balance at	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at
Issuance	Expiration	December 31, 2024					September 30, 2025
3/1/2017	3/1/2027	1,388	$5.94	—		—	1,388
10/20/2015	10/20/2025	41,650	$16.47	—	(27,767)	—	13,883
11/9/2015	11/9/2025	25,709	$16.47	—	(17,140)	—	8,569
12/22/2016	12/22/2026	9,712	$10.03	—		—	9,712
		78,459		—	(44,907)	—	33,552

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Net loss	$(4,566)	$(6,575)	$(17,260)	$(26,418)

Weighted-average shares used to compute basic and diluted net loss per share	43,188,524	41,717,505	42,775,206	41,324,614

Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.40)	$(0.64)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	910,018	1,042,956	910,018	1,042,956
Restricted stock units	2,955,031	2,809,346	2,955,031	2,809,346
ESPP purchase rights	45,023	63,987	45,023	63,987
Common stock warrants	33,552	85,139	33,552	85,139
	3,943,624	4,001,428	3,943,624	4,001,428

10. Income Taxes

In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2025 and 2024. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of September 30, 2025 compared to December 31, 2024.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact to the financial statements. The impacts of OBBBA are not expected to be material to the 2025 consolidated financial statements.

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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, and sales agents and resellers in other countries. As of September 30, 2025, over 130,000 procedures have been performed using our products by over 4,800 physicians in the United States and 38 other countries since we introduced iFuse in 2009.
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

As of September 30, 2025, our U.S. sales force consisted of 88 territory sales managers and 83 clinical support specialists directly employed by us and 302 third-party sales agents, compared to 82 territory sales managers and 76 clinical support specialists directly employed by us and 227 third-party sales agents as of September 30, 2024. As of September 30, 2025 and September 30, 2024, our international sales force consisted of 11 sales representatives directly employed by us and a total of 29 third-party sales agents and resellers.
For the quarter ended September 30, 2025, over 30 percent of our procedures for sacroiliac joint dysfunction were performed at ambulatory surgery centers (ASCs) or Office-Based Labs (OBLs). With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs or OBLs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
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
We are currently targeting over 12,000 U.S. physicians, including over 8,000 orthopedic and neurological spine surgeons and approximately 4,500 interventional spine physicians, to perform our procedures. As of September 30, 2025 and 2024, in the United States more than 3,700 and 3,000 physicians, respectively, have been trained on our products and have treated at least one patient. Outside the United States, as of September 30, 2025 and 2024, more than 1,100 physicians have been trained on our product and have treated at least one patient. Since launching our academic training program in August 2018, we have trained residents and fellows in over 300 academic programs in the United States, resulting in the training of approximately 2,100 surgical residents and fellows.

Expand Addressable Markets
Expanding our platform of sacropelvic solutions to address sacroiliac joint dysfunction, pelvic fixation and pelvic trauma has been a key tenet of our strategy, and we have made substantial progress on this mission. With iFuse-3D, iFuse TORQ, iFuse Bedrock Granite and iFuse TORQ TNT, we believe that our innovative, versatile, and complementary product portfolio provides physicians with a comprehensive set of alternatives, and positions us as the top choice for physicians for sacropelvic solutions. We also offer an allograft bone implant for physicians who believe that this kind of implant can be important in addressing sacroiliac joint dysfunction.
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
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the nine months ended September 30, 2025, we spent $13.1 million on research and development, equating to 9% of our revenue. During the nine months ended September 30, 2024, we spent $12.7 million on research and development, equating to 11% of our revenue.

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
We are focused on increasing our territory sales managers’ and sales representatives’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at select sites of service. As of September 30, 2025, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.1 million from $1.8 million as of September 30, 2024.
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
Interest Expense
Interest expense is primarily related to borrowings, amortization of debt issuance costs, and accretion of final fees on the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net
Other income (expense), net consists primarily of net foreign exchange gains and losses on foreign transactions.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$48,656	$40,340	$8,316	20.6%
Cost of goods sold	9,810	8,437	1,373	16.3%
Gross profit	$38,846	$31,903	$6,943	21.8%
Gross margin	79.8%	79.1%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended September 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$46,368	95.3%	$38,263	94.9%	$8,105	21.2%
International	2,288	4.7%	2,077	5.1%	211	10.2%
	$48,656	100.0%	$40,340	100.0%	$8,316	20.6%
Revenue. The increase in revenue for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by a $8.1 million increase in our U.S. revenue from increased case volumes due to our expanded product portfolio.
Gross Profit and Gross Margin. Gross profit increased $6.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, mainly driven by higher revenue. The gross margin was 79.8% for the three months ended September 30, 2025 compared to a gross margin of 79.1% for the three months ended September 30, 2024 due to lower product costs, partially offset by higher royalties and reserves.

Operating Expenses:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$29,956	$27,448	$2,508	9.1%
Research and development	4,242	3,993	249	6.2%
General and administrative	10,031	8,095	1,936	23.9%
Total operating expenses	$44,229	$39,536	$4,693	11.9%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to a $3.2 million increase in commissions and personnel cost driven by higher revenues and increase in headcount, partially offset by a decrease of $0.7 million related to travel, stock-based compensation and consulting.
Research and Development Expenses. The research and development expenses for the three months ended September 30, 2025 is consistent with research and development expenses for the three months ended September 30, 2024.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a $1.1 million increase in personnel costs and stock-based compensation associated with an increase in headcount within general and administrative departments and a $0.8 million increase in legal and consulting.
Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,515	$1,936	$(421)	(21.7)%
Interest expense	(670)	(884)	214	(24.2)%
Other income (expense), net	(28)	6	(34)	(566.7)%
Total interest and other expense, net	$817	$1,058	$(241)	(22.8)%
Interest Income. The decrease in interest income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to lower interest rates on our investment balances.
Interest Expense. The decrease in interest expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due to lower interest rates associated with the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to foreign currency fluctuations.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$144,576	$118,176	$26,400	22.3%
Cost of goods sold	29,228	24,832	4,396	17.7%
Gross profit	$115,348	$93,344	$22,004	23.6%
Gross margin	79.8%	79.0%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Nine Months Ended September 30,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$137,629	95.2%	$111,502	94.4%	$26,127	23.4%
International	6,947	4.8%	6,674	5.6%	273	4.1%
	$144,576	100.0%	$118,176	100.0%	$26,400	22.3%

Revenue. The increase in revenue for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by a $26.1 million increase in our U.S. revenue due to the increase in case volumes due to our expanded product portfolio.

Gross Profit and Gross Margin. Gross profit increased $22.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, mainly driven by higher revenue. The gross margin was 79.8% for the nine months ended September 30, 2025 as compared to 79.0% for the nine months ended September 30, 2024. Gross margin increased in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to changes in procedure and product mix, partially offset by higher royalties and reserves.

Operating Expenses:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$91,418	$85,805	$5,613	6.5%
Research and development	13,085	12,690	395	3.1%
General and administrative	30,712	24,603	6,109	24.8%
Total operating expenses	$135,215	$123,098	$12,117	9.8%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a $7.8 million increase in commissions and personnel costs driven by higher revenues, partially offset by $2.2 million decrease in travel costs and stock-based compensation.
Research and Development Expenses. The research and development expenses for the nine months ended September 30, 2025 is consistent as compared to the research and development expenses for the nine months ended September 30, 2024.
General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a $3.1 million increase in personnel costs and stock-based compensation associated with an increase in headcount within general and administrative departments, and a $3.0 million increase in legal, consulting, and bad debt expense.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$4,627	$6,064	$(1,437)	(23.7)%
Interest expense	(1,998)	(2,647)	649	24.5%
Other income (expense), net	(22)	(81)	59	72.8%
Total interest and other expense, net	$2,607	$3,336	$(729)	(21.9)%
Interest Income. The decrease in interest income for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to lower interest rate on our investment balance.
Interest Expense. The decrease in interest expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to lower interest rates associated with the First-Citizens Third Amendment Term Loan.
Other Income (Expense), Net. The change in other income (expense), net for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and marketable securities of $145.7 million as compared to $150.0 million as of December 31, 2024. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of both September 30, 2025 and December 31, 2024, we had $35.5 million in outstanding debt.
As of September 30, 2025, we had an accumulated deficit of $448.6 million as compared to $431.4 million as of December 31, 2024. During the nine months ended September 30, 2025, we incurred a net loss of $17.3 million. During the years ended December 31, 2024 and 2023, we incurred a net loss of $30.9 million and $43.3 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations for the nine months ended September 30, 2025 and all prior periods.

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
Term Loan
Our outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the “Original Loan Agreement”), entered into by us and Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, SVB provided us with a term loan in the aggregate principal amount of $35.0 million (the “Original Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB (the “First Amendment” and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed $36.0 million pursuant to a new term loan (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line").
On January 25, 2024, we entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB (“First-Citizens”) which amended our Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement with First-Citizens (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”), relative to a new term loan in the original aggregate principal amount of $36.0 million extended by First-Citizens to the Company (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million existing First Amendment Term Loan. We also paid a certain final payment fee due relative to such prior First Amendment Term Loan. The Third Amendment set the maturity date for the Third Amendment Term Loan to September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and set the first principal repayment due date relative to the Third Amendment Term Loan to October 1, 2027; provided that upon the achievement of the Performance Milestone (as defined in the Third Amendment), the first principal payment shall become due on October 1, 2028. Interest on the outstanding principal balance of the Third Amendment Term Loan is payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ prime rate minus 0.5%. We may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment further revised certain provisions related to financial covenants and the periods in which such covenants apply, and we and First-Citizens also agreed to terminate the Revolving Line and an uncommitted accordion term loan provision.
On September 25, 2025, we entered into a Fourth Amendment to Loan and Security Agreement with First-Citizens which amended the Third Amended Loan Agreement (the “Fourth Amendment” and together with the Third Amended Loan Agreement, collectively, the “Fourth Amended Loan Agreement”). The Fourth Amendment revised the periods in which the financial covenants applied.
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 25, 2025. As of September 30, 2025, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$6,000	$30,000	$—
Interest obligations (2)	7,294	621	4,876	1,797	—
Operating lease obligations	1,347	319	998	30	—
Purchase obligations	3,537	3,537	—	—	—
Total	$48,178	$4,477	$11,874	$31,827	$—

(1)Represents the principal obligations of our First-Citizens Fourth Amended Loan Agreement.
(2)Represents the future interest obligations on our First-Citizens Fourth Amended Loan Agreement estimated using an interest rate of 6.75% as of September 30, 2025.

This compares to $48.1 million of contractual obligations as of December 31, 2024.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(2,403)	$(13,603)	$11,200
Investing activities	(8,866)	8,286	(17,152)
Financing activities	2,347	2,036	311
Effects of exchange rate changes on cash and cash equivalents	461	235	226
Net decrease in cash and cash equivalents	$(8,461)	$(3,046)	$(5,415)
Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 of $2.4 million resulted from cash outflows due to a net loss of $17.3 million, adjusted for $25.1 million of non-cash items, and cash outflows from net changes in operating assets and liabilities of $10.2 million. Net cash used in operating activities for the nine months ended September 30, 2024 of $13.6 million resulted from cash outflows due to a net loss of $26.4 million, adjusted for $21.0 million of non-cash items, and cash outflows from changes in operating assets and liabilities of $8.2 million. The decrease in net loss, net of non-cash items for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2025 was primarily due to higher inventory build-up related to our new product introductions, higher accounts payable and lower accrued liabilities attributable to the normal course timing of expenses, offset by lower account receivable balance resulting from improved collections. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2024 was primarily due to higher accounts receivable due to timing of collections, higher inventory build-up related to new product introductions, higher accounts payable and lower accrued liabilities attributable to the normal timing of expenses.
Cash Used in Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2025 was $8.9 million as compared to cash provided by investing activities of $8.3 million in the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 consisted of maturities of our marketable securities net of purchases of $1.7 million, and purchases of property and equipment of $7.1 million primarily related to individual components in instrument sets to support revenue growth. Net cash provided by investing activities for the nine months ended September 30, 2024 consisted of purchases of our marketable securities net of maturities of $16.5 million, and purchases of property and equipment of $8.2 million primarily related to individual components in instrument sets to support revenue growth.
Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2025 and 2024 was $2.3 million and $2.0 million, respectively, resulting from the issuance of common stock under our stock-based incentive compensation plans.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and nine months ended September 30, 2025 and 2024 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and the amount of our Fourth Amended Term Loan, therefore a hypothetical 100 basis point change in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of September 30, 2025, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended September 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Medical device stocks have historically experienced volatility, and the trading price of our common stock may fluctuate substantially. These fluctuations could cause our stockholders to lose all or part of their investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•changes in interest rates, tariff policy, investor risk appetite and other macroeconomic factors impacting the market for securities issued by medical device companies;
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

The ability of the FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, the U.S. government recently shut down on October 1, 2025, and in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times; and during such shutdowns, certain regulatory agencies, such as the FDA, have in the past furloughed, and may in the future furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. More recently, the FDA and other governmental agencies in the U.S. have been subject to sudden and dramatic reductions in the workforces due to termination of probationary employees, broad-based offers of early retirement to government employees and other efforts led by the Department of Government Efficiency under the current presidential administration. The impact of these reductions to the federal workforce remains to be seen.

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

In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, tariff policy and potential trade wars, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. On September 25, 2025, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“First-Citizens”), which amends the Company’s Original Loan Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment. The Third Amendment Term Loan extended by First-Citizens to us pursuant to the Third Amended Loan Agreement terminates and matures on September 1, 2029, and if we cannot renew or refinance this Third Amendment Term Loan, if needed at such time, or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business. The Fourth Amendment revised the periods in which the financial covenants applied. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 18, 2025, we issued 694 net shares of our common stock to Oxford Finance LLC upon exercise of the warrant holder’s rights to purchase 44,907 shares of our common stock under that certain warrant. The exercise price per share was $16.47, and was paid by the holder via forfeiture of shares pursuant to a cashless exercise provision in the warrant. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) as exchanges of our securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Trading Plans

During the fiscal quarter ended September 30, 2025, no director or Section 16 officer adopted, amended or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1, 3.2, and 3.3
10.1	Consulting Agreement between the Registrant and Anthony J. Recupero, effective as of February 16, 2026.	10-Q	001-38701	10.3	8/5/2025
10.2	Anthony J. Recupero’s retirement letter dated July 31, 2025.	10-Q	001-38701	10.4	8/5/2025
10.3#	Amendment No. 1 to Manufacture and Supply Agreement, dated August 1, 2025, between the Registrant and RMS Company.	10-Q	001-38701	10.5	8/5/2025
10.4*#	Fourth Amendment to Loan and Security Agreement, dated September 25, 2025 between the Registrant and Silicon Valley Bank.
10.5*#	Consulting Agreement by and among the Registrant, Daniel Wolf and Convergence Bio Advisors LLC, dated November 6, 2025.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 10, 2025.

SI-BONE, Inc.

Date:	November 10, 2025	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 10, 2025	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)