Form 10-K
period 2025-12-31
SI-BONE, Inc.
filed 2026-02-24
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.8 billion, calculated based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market. Shares of common stock held by each officer and director, and each entity affiliated with a director, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 18, 2026 was 44,165,287 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

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
•Healthcare reforms may have a material adverse effect on our operations;
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
•We have historically been highly dependent on revenue from the sales of similar products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Continued reliance on sales of similar products could negatively affect our results of operations and financial condition.;
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
•We may not be able to demonstrate to physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications;
•If clinical experience with our implants or instruments does not result in positive outcomes for patients, or if clinical studies involving our implant systems fail to show meaningful patient benefit, sales of our products could be adversely impacted;

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
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations, or the inadvertent compromise of sensitive personal information held by us, could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences; and
•If we or our licensors fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish and our ability to successfully commercialize our products may be impaired.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•our expectation that a significant portion of our revenues will be derived from sales of similar products addressing the sacropelvic anatomy;
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
•the impact of enacted or proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;
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
•our ability to attract and retain key personnel and other employees, including those with specialized skills and experience;
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

PART I
Item 1. Business.
Overview
We are a leader in developing innovative procedural solutions for compromised bone, grounded in expertise in biomechanical design and anatomy-specific innovation. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we have developed a deep competency in addressing the challenges of low-density bone in the sacrum. With our additive manufacturing, or 3D-printing, experience developed in sacroiliac fusion, we have established a technology platform that now extends to meet critical unmet needs in thoracolumbar fixation and fusion and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force, sales agents and resellers in other countries. As of December 31, 2025, over 140,000 procedures have been performed using our products since we introduced iFuse in 2009.
Product and Applications
Our products include a series of patented titanium implants and the instruments used to implant them, as well as implantable bone products. Since launching our first generation iFuse in 2009, we have launched multiple implant product lines, including iFuse 3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse 3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In the European Economic Areas, iFuse, iFuse 3D and iFuse TORQ have been CE marked for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic fracture fixation.

Product	Description	Market Regulatory Authorization	Regulatory Authorization Date	Breakthrough Device Designation ("BDD")
iFuse	Machined triangular titanium implant with a triangular cross section and porous surface that stabilizes the joint and facilitates biologic fixation of the bone onto the implant to drive fusion.	United States (FDA)	November 2008	—
		European Union (CE-Marked)	November 2010	—
iFuse 3D	Second generation, additively-manufactured triangular titanium implant with a porous surface and fenestrated design to self-harvest bone.	United States (FDA)	March 2017	—
		European Union (CE-Marked)	May 2017	—
iFuse Bone (1)	Implant manufactured from sterilized recovered cadaveric bone tissue to support and augment the patient's own bone tissue in orthopedic procedures.	—	—	—
iFuse TORQ	Additively-manufactured threaded implants designed to allow for osteointegration, or incorporation of the bone in the implant's porous surface and structure.	United States (FDA)	February 2021	—
		European Union (CE-Marked)	March 2025	—
iFuse Bedrock Granite (2)
Additively-manufactured implant with a machined titanium core and a tulip that attaches to the rod and provides fusion and fixation to the sacroiliac joint as foundational element for segmental spinal fusion.
		United States (FDA)	May 2022	Yes
iFuse TORQ TNT(3)	A porous threaded design with lengths capable of spanning the posterior pelvis, passing through the ipsilateral ilium, sacrum, and through the contralateral ilium.	United States (FDA)	August 2024	Yes
(1) In February 2024 we expanded the platform with the launch of iFuse INTRA / INTRA X, which we believe is the only percutaneous intra-articular implant available for physicians seeking solutions for stabilization and/or fusion.

(2) Based on the implant's ability to drive fusion and fixation, iFuse Bedrock Granite is designated by the FDA as a breakthrough device. The BDD was based on the FDA's recognition of iFuse Bedrock Granite as a new technology that can provide substantial clinical improvement over already available therapies. In January 2024, we received FDA clearance for a smaller diameter (9.5mm) iFuse Bedrock Granite implant with both an expanded indication that covers pediatric patients and an expanded application that includes use in the S1 trajectory. This smaller diameter iFuse Bedrock Granite is also designated by the FDA as a breakthrough device.

(3) iFuse TORQ TNT was designated a breakthrough device by the FDA based on its potential to provide more effective treatment of pelvic fragility fractures than traditional machined cannulated screws, which are the current standard of care.

Market Opportunity
Our existing technology platform has current applications across sacroiliac joint dysfunction and degeneration, thoracolumbar fixation and fusion, and pelvic trauma. We estimate that our total addressable market in the United States exceeds $3.5 billion.
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
Thoracolumbar Fixation and Fusion
To strengthen the base of spinal constructs, spine surgeons have been using longer and larger diameter pedicle screws in iliac and sacro-alar iliac (“SAI”) trajectories, in which these screws are placed into the pelvis and connect to the spinal fusion construct. Third party data has shown that the use of pedicle screws to anchor to the pelvis has delivered sub-optimal patient outcomes resulting in revision surgeries. Acute set screw failure of sacro-alar iliac screws has been reported in approximately 5% of cases. Screw loosening within the sacrum/ilium is another common failure, occurring in 4-27% of cases and screw fracture has been reported in up to 20% of cases. We believe there are over 30,000 surgeries involving fixation of five or more spinal segments that involve fixation to the pelvis and an additional 100,000 surgeries involving two to four level spinal segment fixations to the sacrum, which we estimate to be an approximately $1.0 billion aggregate annual market opportunity.
To explore this market opportunity, we expanded our existing products for those indications and developed new products specific for those indications. In November 2018, we introduced our iFuse Bedrock technique, in which spine surgeons place iFuse triangular implants across the sacroiliac joint adjacent to pelvic fixation screws used during a multilevel spine fusion. Use of iFuse 3D in the SAI trajectory was proposed to protect the pelvic fixation screw from breakage and reduce the rate of SI joint dysfunction, which is fairly common after multilevel lumbar spine fusion surgery. The FDA cleared this technique in November 2018 and allowed an expanded indication statement for iFuse 3D for this use in April 2019. Results from our SILVIA study show that placement of iFuse 3D in this configuration prevents postoperative SI joint pain and improves the stability of the pelvic construct in spine fusion surgery. In June 2022, we obtained FDA clearance for use of iFuse TORQ in the SAI trajectory during multilevel spine fusions. In May 2022 we obtained approval for iFuse Bedrock Granite, an implant that is placed similarly into the pelvis (typically via an SAI trajectory) and attaches to posterior rods of spine fixation systems used during lumbar fusion procedures. Results from post market surveillance, published in 2025, showed a low rate of technical issues and no spontaneous breakages in more than 6,900 cases.
Pelvic Trauma
Current treatment options for pelvic fragility fractures are sub-optimal. Sacroplasty, in which bone cement is extruded into the sacrum to help fix the fracture, is associated with high rates of cement leakage and therefore lacks consistent coverage by payors. Traditional trauma screws do not integrate with the surrounding bone and therefore loosen in more than 20% of the cases in which they are used. As a result, most patients are prescribed bed-rest, involving significant capacity and financial burdens on the health care system, and a one-year mortality rate range of 14%-27%. We estimate the pelvic trauma market to be an approximately $350 million market opportunity.
Clinical Evidence
Our triangular iFuse implants are the only minimally invasive products for sacroiliac joint fusion commercially available in the United States that, to our knowledge, are supported by substantial high-quality published evidence of safety, clinical effectiveness, durability, and economic utility. More than 180 publications discuss safety, effectiveness, cost effectiveness, or other uses of our implants. Our sponsored clinical studies include four prospective randomized controlled trials and several prospective multicenter studies. Independently reported data include 6-year follow-up.
Summary of SI-BONE sponsored trials

Table 1. Completed Studies

Study Name	Implant	Condition**	Design*	Status	Key finding
iMIA	iFuse	SIJD	MRCT	Complete	Large differences were observed between subjects undergoing sacroiliac joint fusion versus those undergoing non-surgical management. Improvements in pain, disability and quality of life after sacroiliac joint fusion were sustained at two years. Two-year results were published in March 2019.
INSITE	iFuse	SIJD	MRCT	Complete
Subjects assigned to sacroiliac joint fusion reported large improvements in pain, disability related to pain and quality of life. In contrast, in subjects assigned to non-surgical management, only small, clinically unimportant improvements in these parameters were observed.

SIFI	iFuse	SIJD	PMSA	Complete	Subjects undergoing sacroiliac joint fusion showed marked, immediate and sustained improvements in pain, disability and quality of life. Changes were very similar to randomized trials described above.
LOIS	iFuse	SIJD	PMSA	Complete	Participants from INSITE and SIFI agreed to undergo long-term follow-up. Five-year results, published in April 2018, showed sustained improvements in pain, disability and quality of life as well as a high satisfaction rate at five years. Moreover, independent radiographic analysis showed a high rate of bony apposition to implants on both the sacral and iliac sides (98%) as well as a high rate of sacroiliac joint fusion (88% bridging bone) at five years. There were no reported adverse events related to the study device or procedure at five years.
SALLY	iFuse 3D	SIJD	PMSA	Complete	Two-year results, published in June 2021, and five-year results, published in September 2024, showed similar improvements in pain, disability and quality of life after SI joint fusion with iFuse 3D compared to prior studies of iFuse as well as CT evidence of earlier fusion of the sacroiliac joint. The study also showed marked reduction in opioid use and improvement in objective functional tests.
SILVIA	iFuse 3D	ASD	MRCT	Complete; Primary endpoint manuscript under review.
The primary endpoints of the study are is the incidence of sacroiliac joint pain and/or distal junctional failures. The study aims to show that placement of iFuse 3D in the Bedrock configuration reduces the rate of these outcomes. Early study results, which focused on device placement feasibility and 90-day safety events, demonstrate the feasibility and safety of pelvic fixation utilizing a sacral-alar-iliac screw combined with iFuse 3D in the bedrock configuration.

SAFFRON	iFuse TORQ	FFP	MRCT	Complete	Results from SAFFRON were published in May 2025 and showed a higher rate of recovery of mobility after surgical treatment using iFuse TORQ compared to non-surgical treatment.
STACI	iFuse TORQ	SIJD	PMSA	Enrollment completed; Primary endpoint manuscript in press.
Patient with sacroiliac joint pain underwent SI joint fusion using iFuse TORQ. The procedures were performed by physicians trained in interventional pain procedures (not surgery). Early results from STACI were published in June 2025 and showed that placement of iFuse TORQ by interventional pain management physician was associated with a low adverse event rate and early improvement in pain and function. At 6 months, the improvement in the study’s primary endpoint, the reduction in sacroiliac joint pain scores at six months, was statistically non-inferior to prior studies. positive, meeting the study’s non-inferiority hypothesis. Improvement was seen in both pain scores and Oswestry Disability Index. Change scores were very similar to prior studies.

Table 2. Ongoing Study
Study Name	Implant	Condition**	Design*	Status	Description

PAULA	iFuse Bedrock Granite	ASD	PMSA	Complete; Primary endpoint manuscript under review.
An ongoing multi-center, single-arm study of iFuse Bedrock Granite in patients undergoing spinopelvic fixation for adult spinal deformity or degenerative spine conditions. The study evaluates the performance of the iFuse Bedrock Granite implant in various configurations. This study has a prospective and retrospective arms. Enrollment was stopped at 162 patients. A manuscript describing 12-month outcomes when iFuse Bedrock Granite was used for multilevel spine fusion of four or more lumbar levels is currently under review at a journal.

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

Coverage and Reimbursement
Coverage and reimbursement for procedures using our products vary by site of care, payer type, and geographic region. Outside the United States, reimbursement levels differ significantly by country and, in some cases, by region within a country.
Third-party payers in the U.S. regularly update coverage policies, reimbursement rates, and payment methodologies, including periodic adjustments to payments made to physicians, hospitals, and ambulatory surgical centers (“ASCs”). Government payers including the Centers for Medicare and Medicaid Services (“CMS”) establish Medicare Severity Diagnosis-Related Groups (“MS-DRGs”) to reimbursement hospitals for inpatient-based procedures, based on historical facility-level cost reports. While we believe hospitals supporting procedures involving the iFuse Bedrock Granite are paid adequately, we have requested that CMS reassign the MS-DRG of certain high-cost cases using Granite, which is currently under review for implementation in the FY 2027 rule making cycle.
CMS has also established programs intended to promote innovation and facilitate patient access to new technologies we develop, which may provide incremental reimbursement or coverage for qualifying procedures performed in specified sites of care, for specific patient types. These programs are generally time-limited and used for future rate-setting, and are subject to periodic review, public notification, and renewal processes. On October 1, 2025, CMS awarded the iFuse TORQ TNT implant a New Technology Add-on Payment (“NTAP”). NTAP provides incremental reimbursement to hospitals supporting eligible, inpatient procedures using iFuse TORQ TNT technology, up to $4,136 in addition to the typical reimbursement they receive based on the relevant MS-DRGs. NTAP will likely expire on September 30, 2028. Effective January 1, 2025, hospital outpatient departments and ASCs are also eligible to receive Transitional Pass-Through (“TPT”) payment for iFuse Bedrock Granite in outpatient settings, which allows the total facility-reported costs of iFuse Bedrock Granite to be “passed through” to the Medicare program, when performed as part of a separately reimbursed lumbar fusion procedure.
In the United States, a majority of payers provide coverage for minimally invasive or open sacropelvic procedures, when performed using established techniques to fixate the pelvis or to promote fusion of the sacroiliac joint, for common patient indications and diagnoses. Certain payers have also issued favorable coverage policies for specific implant designs supported by clinical evidence, such as the iFuse Titanium Triangular Implants. We believe reimbursement for these procedures is generally adequate relative to the time, skill, and complexity involved.
Procedures using our products are reported using established Current Procedural Terminology (“CPT”) codes, Healthcare Common Procedure Coding System (“HCPCS”) codes, and International Classification of Diseases, 10th Revision (“ICD-10”) procedure and diagnosis codes. We expect coding guidance will continue to evolve to describe new techniques and approaches as they are introduced. Updates to procedural codes and descriptors may affect how sacropelvic procedures we support are reported and reimbursed over time.

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
In July 2020, we began using the SI-BONE SImulator; an innovative, fully portable surgery training simulator. The computer-based surgery training simulator provides quality haptics, or the realistic feel during the physician’s use of the implants and instruments, and the training is performed without need for an operating room or a fluoroscope. The simulator is used to train physicians to perform sacroiliac joint injections, sacroiliac joint fusions from multiple trajectories, as well as the iFuse Bedrock procedure using our platform technologies. We utilize simulators and our existing programs to provide training and increase the knowledge and proficiency of physicians in connection with our products.

Sales and Marketing
We market and sell our implants primarily through a direct sales force and third-party sales agents. As of December 31, 2025, our target customer base includes over 12,000 U.S. physicians, including nearly 7,500 orthopedic and neurological surgeons and approximately 4,500 interventional spine physicians, who perform advanced spinal procedures.
Our direct sales organization in the United States covered 16 sales regions as of December 31, 2025. In each region, a number of territory sales managers act as the primary customer contact. Our territory sales managers have extensive training and experience selling medical devices for spinal surgery and pain management procedures, generally focusing on emerging technologies and markets. For large and/or high volume territories, we also employ territory representatives who cover cases and support revenue growth activities. As of December 31, 2025, our U.S. sales force consisted of 89 territory sales managers and 83 clinical specialists directly employed by us, and 320 third-party sales agents. As of December 31, 2025, our international sales force consisted of 11 sales representatives directly employed by us and 28 third-party sales agents, which together had sales in 38 countries through December 31, 2025. We intend to continue to grow our specialized sales force to foster physician engagement and support revenue growth.
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

Research and Development
We believe we are the industry leader in pioneering anatomy-specific solutions that are grounded in our biomechanical design expertise and backed by strong clinical evidence. Our focus on innovation has resulted in three of our platform technologies being designated as breakthrough devices by the FDA. We remain focused on the development of products and techniques to help physicians improve the treatment of their patients with compromised bone. Our development team, in consultation with physicians, has a pipeline of products in various stages to provide solutions that respond to the needs of our physician customers and their patients. We plan to seek regulatory clearances for additional indications as required. We anticipate that research and development expenses will continue to increase in the future.
Competition
Over the past several years, other companies have recognized the multi-billion dollar addressable market opportunity. We believe that some of our primary competitors include Alphatec Holding Inc., Aurora Spine Corporation, Globus Medical, Inc., Medtronic plc., and Tenon Medical, Inc. amongst others. Some of our competitors are large, publicly traded companies that have wide product offerings for spine and orthopedic surgery, which allow them to bundle products to win large hospital group contracts. This can create a barrier to entry for us. Another advantage large companies have is integrated surgical navigation and robotics platforms. This allows them to create an ecosystem with their implant systems that can be difficult to penetrate. On the other hand, given the 510(k) pathway and available predicate devices for sacroiliac fusion, several smaller companies have been able to enter the market with less differentiated screw systems for sacroiliac fixation. These competitors have entered the market with more limited solutions for sacroiliac dysfunction, including allograft bone implants marketed as human tissue products and intended for sacroiliac stabilization and/or fusion. Many of these competitors are smaller private companies. With respect to sacroiliac fusion and sacropelvic fixation, our competitors generally sell products which we believe lack the features, evidence and advantages of our implants.
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
•scientific (biomechanics) data; and
•pricing and reimbursement.
Intellectual Property
We protect our intellectual property through our pending patent applications and issued patents. As of December 31, 2025, we owned 49 issued U.S. patents and had 24 pending U.S. patent applications, and we owned 23 issued foreign patents and had 23 pending foreign patent applications. We have focused the majority of our foreign patent efforts in Australia, Europe, and Japan. Our U.S. patents on iFuse, including the triangular shape, are expected to expire by August 2028. Our current U.S. patents on iFuse 3D, including the fenestrated design, are expected to expire in September 2035. Our current U.S. patents on the triangular cutting tool used to place our implants are expected to expire in February 2034. Our current U.S. patents on iFuse Bedrock Granite are expected to expire in February 2039. Our current U.S. patents on iFuse TORQ are expected to expire in February 2041. Our current foreign patents are expected to expire by September 2035.
We protect our intellectual property through our trademarks. As of December 31, 2025, we have 24 registered trademarks in the United States and have three pending trademark applications in the United States. We have registrations for 24 of these trademarks in 58 countries including the 27 European Union member countries.
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
There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. In the future, we may need to engage in litigation to enforce patents issued or licensed to us, to protect our trade secrets or know-how and brands, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation could be costly and could divert our attention from other functions and responsibilities. Adverse determinations in litigation could reduce the barriers to entry that we have established for our products, or subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing, selling or using our products, any of which could severely harm our business.

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
•Quality Management System Regulation ("QMSR"), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
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
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either a 510(k) clearance (i.e., a premarket notification and clearance) or a pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring a PMA.
Class I devices are those for which safety and effectiveness can be assured by adherence to FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s QMSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I devices also require premarket review and clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are subject to FDA’s general controls, and any other “special controls” deemed necessary by FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, though certain Class II devices are exempt from this process. When a 510(k) clearance is required, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA may place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.
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
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, if the modification changes the classification of the product to Class III, PMA approval. The determination as to whether a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
Regulation of Human Cell and Tissue Based Products
Our iFuse INTRA/INTRA X products are derived from human tissue (demineralized bone tissue). The FDA has specific regulations governing human cells, tissues, and cellular and tissue-based products ("HCT/Ps"). HCT/Ps regulated by the FDA under the authority of section 361 of the Public Health Service Act must be not more than minimally manipulated and be for homologous use. They are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, Good Tissue Practice when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. Our bone tissue products are regulated as 361 HCT/Ps.
The American Association of Tissue Banks ("AATB") has issued operating standards for tissue banking. Accreditation is voluntary, but compliance with these standards is a requirement to become an AATB-accredited tissue establishment. In addition, some states have their own tissue banking regulations. As of December 31, 2025, we are licensed or have permits for tissue banking in California and Maryland.
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

We have registered our facility with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QMSR and other regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities, which may result in sanctions including, but not limited to:
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
The advertising and promotion of medical devices in the EEA is subject to EU laws and the national laws of the individual EEA countries, including the MDR. Directive 2006/114/EC concerning misleading and comparative advertising, and Directive 2005/29/EC on unfair commercial practices, as well as other national legislation of individual EEA countries govern the advertisement and promotion of medical devices. The national legislation of individual EEA countries may also restrict or impose limitations on our ability to advertise our products directly to the general public. In addition, voluntary EU and national industry Codes of Conduct provide guidelines on the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals.
Moreover, outside the United States, interactions between medical device companies and healthcare professionals are also governed by strict laws, such as national anti-bribery laws of EEA countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. In recent years, there has also been a trend toward increased regulation of payments and transfers of value provided to healthcare professionals or entities. Certain EU Member States have adopted national "Sunshine Acts", which impose reporting and transparency requirements on medical device manufacturers. In addition, some countries require implementation of commercial compliance programs.
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
Healthcare Fraud and Abuse

Federal and state governmental agencies and equivalent foreign authorities subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. These laws, among other things, constrain the sales, marketing and other promotional activities of medical device manufacturers by limiting the kinds of financial arrangements we may have with hospitals, physicians and other potential purchasers and prescribers of our products. Federal healthcare fraud and abuse laws apply to our business when a customer submits a claim for an item or service that is reimbursable under Medicare, Medicaid, or other federally funded healthcare programs. The laws that may affect our ability to operate include:
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
We have a standing Compliance Committee in which our most senior executives participate in quarterly meetings, and we report annually to our Board of Directors on risk management and legal compliance. We also report annually to our Nominating and Corporate Governance Committee on compliance. We have established clear expectations for our employees and take corrective action if a compliance issue arises. If we or our employees are found to have violated any of the above laws we may be subject to significant administrative, civil and criminal penalties, including imprisonment, exclusion from participation in federal health care programs, such as Medicare and Medicaid, and equivalents foreign penalties, significant fines, monetary penalties and damages, the restructuring or curtailment of our operations, imposition of compliance obligations and monitoring, and damage to our reputation. For a more detailed description of the federal and state health care fraud and abuse laws, see the risk factor “We and our sales representatives must comply with U.S. federal and state fraud and abuse laws, including those relating to healthcare provider kickbacks and false claims for reimbursement, and other applicable federal and state healthcare laws, as well as equivalent foreign laws, and failure to comply could negatively affect our business” in the Risks Related to Our Legal and Regulatory Environment section of Item 1A of this Annual Report on Form 10-K.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other countries, such as the United Kingdom Bribery Act (“UKBA”), generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons, including physicians and health system administrators in many countries, for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws.
Healthcare Reform
Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to healthcare fraud and abuse laws and/or the implementation of new laws affecting the healthcare industry. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”) became law. This law substantially changed the way health care is financed by both commercial payors and government payors and significantly impacted our industry. Since its enactment, there have been efforts to repeal, replace, and amend all or part of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Additionally, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services ("HHS"), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Further, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations.
Further, both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices and procedures in which such devices are used, which may further exacerbate industry-wide pressure to reduce the prices charged for medical devices. We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future.
Data Privacy and Security Laws
In the ordinary course of our business, we process personal or sensitive data. Accordingly, we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) (collectively, "GDPR"), and the ePrivacy Directive. Several states within the United States have enacted or proposed data privacy laws. For example, California passed the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”). Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.
The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA expanded the CCPA by giving California residents the ability to limit use of certain sensitive personal data, establishing restrictions on personal data retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Foreign data privacy and security laws (including but not limited to the GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.
We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of such patient health information. For example, we may obtain health information from third parties that are subject to the Health Insurance Portability and Accountability Act, and its implementing regulations, as amended by Health Information Technology for Economic and Clinical Health Act enacted under the American Recovery and Reinvestment Act 2009 (collectively, “HIPAA”), in the United States.
HIPAA HIPAA imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers, and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors. Depending on the facts and circumstances, we could be subject to penalties and fines if we violate HIPAA.
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

Manufacturing and Supply
We use third-party manufacturers to produce our implants and instruments. To mitigate supply risk, we use a rolling twelve month forecast and take into consideration production lead times to maintain adequate levels of inventory for our iFuse 3D, iFuse TORQ and iFuse Bedrock Granite implants. Most of our instruments have secondary manufacturing suppliers and we continually work with additional manufacturers as our secondary suppliers. Substantially all of our products, including all of our implants, are manufactured in the United States.
Our only supplier for our iFuse 3D and iFuse TORQ and iFuse TORQ TNT implants is rms Company ("RMS"). We entered into an exclusive Manufacture and Supply Agreement with RMS in February 2024 (the "Manufacture and Supply Agreement"). Pursuant to the Manufacture and Supply Agreement, RMS manufactures certain of our implants in accordance with our specifications. The agreement provides us with the right to quality alternative sources from whom we may purchase products in the event of a supply failure by RMS. The prices we pay for products are fixed under the agreement through 2026. The agreement has a three-year initial term and automatically renews for successive one-year periods; provided, however, the agreement may be terminated early by either party, as specified in the agreement.
Our iFuse Bedrock Granite implant is manufactured and assembled by third-party suppliers, including RMS.
We regularly performs both internal audits and audits of key suppliers. Based on these audits, as well as overall history of working with suppliers, we believe that our manufacturing operations, and those of our suppliers, comply with regulations mandated by the FDA and the EU. Manufacturing facilities that produce medical devices or component parts intended for distribution world-wide are subject to regulation and periodic planned and unannounced inspection by the FDA and other domestic and foreign regulatory authorities as well as Notified Bodies.
In the United States, products we sell are required to be manufactured in compliance with the FDA's Quality Management System Regulation, codified at 21 CFR Part 820, which covers the methods used in, and the facilities used for, the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping. We meet the requirements of QMSR. In international markets, we are required to comply with similar requirements. Our status in FDA’s Establishment Registration and Device Listing is active and we also maintain the Medical Device Manufacturing License issued by the State of California’s Department of Public Health Food and Drug Branch. In the EEA, we are required to comply with Quality Management System ("QMS") requirements established in EU medical device legislation. To demonstrate compliance with these requirements, we obtain and maintain ISO13485:2016 Quality Management System certification for our locations in Santa Clara, California, and Gallarate Italy, issued by our Notified Body ("DEKRA").
We obtain and maintain appropriate CE Certificates of Conformity delivered by our Notified Body, where required, for any medical devices we placed on the EU market in accordance with applicable EU medical device legislation.
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
As of December 31, 2025, we had 376 employees, including sales and marketing, product development, general administrative and accounting, both domestically and internationally. As of December 31, 2025, we had a direct field sales organization of 172 in the United States and 11 in Europe. During 2025, our attrition rate was approximately 8%.
Company History
SI-BONE was founded in 2008 by orthopedic surgeon Mark A. Reiley, M.D. (the principal inventor of the iFuse triangle), our current Chairman of the Board, Jeffrey W. Dunn, and orthopedic surgeon Leonard Rudolf, M.D.
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
Available Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investor.si-bone.com), our filings with the SEC, webcasts, press releases, and conference calls. We use these mediums, including our website, as well as social media, including certain X (formerly Twitter) and LinkedIn accounts held and/or managed by us or our executive officers, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information we make available on our website or social media may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information we make available on our website and social media.

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
Our currently marketed products are, and any future products we commercialize will likely be, subject to intense competition. Our field is subject to rapid change and is highly sensitive to the introduction of new products or other market activities of industry participants. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement from third-party payors, and are viewed as safer, less invasive, and more effective than alternatives available for similar purposes as demonstrated in peer-reviewed clinical publications. Because of the size of the potential market, other companies have dedicated, and likely will continue to dedicate, significant resources to develop competing products.
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
We believe that our primary competitors marketing implantable devices currently are Alphatec Holding Inc., Aurora Spine Corporation, Globus Medical, Inc., Medtronic plc., and Tenon Medical, Inc. At any time, these or other industry participants may develop alternative treatments, products or procedures for the treatment of the sacroiliac joint that compete directly or indirectly with our products. They may also develop and patent processes or products earlier than we can, or obtain domestic and international regulatory clearances or approvals and CE Certificates of Conformity for competing products in the European Economic Area ("EEA"), more rapidly than we can, which could impair our ability to develop and commercialize similar processes or products. If alternative treatments are, or are perceived to be, superior to our products, sales of our products and our results of operations could be negatively affected.
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
We have incurred net losses since our inception in 2008. For the years ended December 31, 2025, 2024, and 2023 we had net losses of $18.9 million, $30.9 million, and $43.3 million, respectively. As of December 31, 2025, we had an accumulated deficit of $450.3 million. We have financed our operations primarily through the net proceeds of our public offerings of our common stock, private placements of equity securities, certain debt-related financing arrangements, and from sales of our products. We have devoted substantially all of our resources to research and development of our products, sales and marketing activities, investments in training and educating physicians and other healthcare providers, and clinical and regulatory matters for our products. There can be no assurances that we will be able to generate sufficient revenue from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flows. We expect that our operating expenses will continue to increase as we continue to develop, enhance, and commercialize our existing and new products and grow our commercial infrastructure. As a result, we may continue to incur operating losses for some time and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.
Our expected future capital requirements depend on many factors including expanding our physician base, the expansion of our sales force including through hybrid sales agencies, investment in implants and instruments, the timing and extent of spending on the development of our technology to increase our product offerings, and potential investment in additional product and service offerings through the acquisition of other businesses. We may need additional funding for our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. Equity and debt capital have become substantially more expensive, unpredictable, and difficult to raise on attractive terms. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
If hospitals, physicians, and other healthcare providers are unable to obtain and maintain adequate or any coverage and reimbursement from third-party payors for procedures performed using our products, further adoption of our products may be delayed, and it is unlikely that they will gain further acceptance, and the prices paid for our implants may decline.
Maintaining and growing sales of our products depends on the availability of adequate coverage and reimbursement from third-party payers, including government programs such as Medicare and Medicaid, Veterans Administration benefits, private insurance plans, and managed care programs. Hospitals, physicians, and other healthcare providers that purchase or use medical devices generally rely on third-party payers to pay for all or part of the costs and fees associated with the procedures performed with these devices. When a procedure using our implants is performed, the reimbursement process depends on the site of service. For procedures performed in a hospital or ambulatory surgical center, both the physicians and the healthcare facility submit claims for reimbursement to the healthcare payer. When the procedure is performed in an office-based lab, a single claim covers both physician services and overhead costs including supplies and implants.
The AMA develops and maintains CPT codes that are used by third-party payers to determine the amount of reimbursement that a healthcare provider and facility will receive for a particular service. The AMA CPT Editorial Panel introduced a new permanent Category 1 CPT Code, 27278, to describe minimally invasive sacroiliac fixation or fusion achieved with placement of an intra-articular implant without piercing the cortices of both the ilium and sacrum bones on either side of it. Effective January 1, 2026, the CPT Editorial Panel revised the description of CPT Code 27279, to describe both transarticular and intra-articular implants placed across or within the SI joint, which provide fixation by piercing the cortices of both the ilium and sacrum bones. While we offer products that can be used in procedures described by both CPT Codes 27278 and 27279, our newer implant types and procedures may require ongoing code interpretation by the AMA and its CPT Advisors. If more physicians elect to offer, or more patients elect to undergo, procedures described by codes that are the subject of ongoing interpretation, or if we are unable to demonstrate to physicians the comparative benefits of our products that are intended for use in those procedures, sales of our implants could decline or fail to grow, which could adversely affect our business, results of operations and financial condition.
As of January 1, 2026, the Medicare physician fee reimbursement for minimally invasive sacroiliac joint fixation or fusion with our laterally placed transarticular iFuse implants, described as CPT Code 27279, is $762. As of January 1, 2026, Medicare physician fee for procedures using intra-articular, non-piercing implants, including our iFuse INTRA X bone allograft products, is $441 when performed in the facility setting, and $13,834 when performed in the physician office (e.g., office-based lab) setting. Minimally invasive surgical sacroiliac joint fixation or fusion performed with a transarticular or intra-articular piercing device is currently not eligible for payment in the office-based lab site of service and there is therefore no corresponding value for office-based reimbursement for CPT Code 27279.
Even to the extent our products and procedures using our products are currently covered and reimbursed by third-party private and public payers, adverse changes in coding, coverage and reimbursement policies that affect our products, discounts, and number of implants used may also drive our prices and revenue down and harm our ability to market and sell our products.
While all Medicare Administrative Contractors ("MAC") and a predominant number of private payers are regularly reimbursing for minimally invasive surgical sacroiliac joint fixation or fusion reported under CPT Code 27279, a small number of private payers still have policies that treat the procedure as experimental or investigational and do not regularly reimburse for the procedure. We expect at least some of these payers to also cover newer sacroiliac joint procedures utilizing intra-articular devices that pierce cortical walls of the ilium and sacrum bones, and are reported under CPT Code 27279.
In contrast, the reimbursement environment for the procedure described by CPT Code 27278 (placement of intra-articular, non-piercing device or allograft implant) is less consistent. In 2024, three Medicare Administrative Contractors finalized Local Coverage Determinations precluding coverage for CPT Code 27278. The coverage decisions of the remaining Medicare Administrative Contractors remain uncertain. We believe this reimbursement environment has impacted demand for our iFuse INTRA X products.
Commercial payers generally set their physician fee reimbursement with reference to Medicare reimbursement rates. Many have yet to set coverage decisions for CPT Code 27278, and may decide not to cover these procedures until more evidence is developed. There is a small number of commercial payers with positive coverage policies for CPT Code 27278 procedures, and many may allow coverage on a case-by-case basis.
We may be unable to sell our products on a profitable basis if third-party payers deny coverage, or if reimbursement levels are insufficient to support use of our products by healthcare facilities or to compensate physicians for their time spent diagnosing patients and performing procedures using our products. Even if favorable coverage and reimbursement status is attained for procedures using our implants, less favorable coverage policies and reimbursement rates may be implemented in the future.
Future action by the Centers for Medicare and Medicaid Services ("CMS"), its MACs, or commercial third-party payers may reduce the availability of payments to physicians, outpatient surgery centers, and/or hospitals for procedures using our products. Volatility in the payment rates that physicians and hospitals receive from CMS may have a material impact on their willingness to perform procedures including our products, as well as place additional pressure on pricing of our implants. CMS policies on incremental or differentiated reimbursement for eligible products and procedures may also change. Our request that CMS consider MS-DRG reassignment for FY 2027 of certain inpatient hospital-based procedures involving the iFuse Bedrock Granite are paid adequately may affect hospitals’ future willingness to continue adopting high-cost implants in favor of less expensive alternatives. In addition, our reliance on incremental reimbursement eligibility-based programs for high-cost, innovative technologies, such as NTAP and TPT, may come under added scrutiny during review, or may be subject to future changes in policy as between the FDA and CMS.
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

Minimally invasive surgical sacroiliac joint fusion procedures are primarily separated into two main types: procedures where devices placed either via transarticular or intra-articular approach fixate within the joint by means of “piercing” the dense outer cortical walls of the ilium and sacrum bones, and those procedures where devices or allograft implants use only an intra-articular approach and do not pierce cortical walls of both the ilium and sacrum bones. The cortical piercing transarticular and intra-articular procedures are described by CPT Code 27279, which was updated by the AMA CPT Editorial Panel effective for procedures as of January 1, 2026. The non-piercing intra-articular procedures are described by CPT Code 27278, which was adopted by the AMA CPT Editorial Panel effective for procedures as of January 1, 2024.
We believe that the favorable coverage and reimbursement profile of CPT Code 27279 as compared to CPT Code 27278 is a result of third-party payers’ review and assessment of peer-reviewed clinical literature supporting its use. Most procedures available to U.S. patients have a clear coding interpretation, reported as either CPT Code 27279 or 27278. Additionally, recent clarity by the AMA CPT Editorial Panel regarding the proper categorization of some sacroiliac joint devices which use an intra-articular (in-line) approach, but also have integrated fixation design features which “pierce” ilium and sacrum bones on either side of the implant will support payers' review and consideration of sacroiliac joint procedures.
If procedures supported by lower-quality clinical evidence, and/or having less favorable patient outcomes, are reported via CPT Code 27279 with greater frequency as a result of changes to the code definitions, it may contribute to a loss of value for CPT Code 27279. This dynamic could also prompt reevaluations of third-party payers’ coverage policies, which could ultimately decrease demand for our products and negatively impact our business and prospects. Additionally, if physicians and facilities are confused about the proper coding for our products or our competitors’ products, physicians may choose competitors’ products or choose not to perform sacroiliac joint procedures altogether, which would adversely affect demand for our products.
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
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes that can impact coverage and reimbursement from third-party payors. We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2011 (collectively the "ACA"), as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. Other federal laws, known as budget sequestration, further reduce Medicare’s payments to providers by 2%, which, due to subsequent legislative amendments, will stay in effect through 2032. These reductions may reduce reimbursement for procedures performed using our products, which could potentially negatively impact our revenue, and may reduce providers’ revenues or profits, which could affect their ability to purchase new technologies. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare. Such legislation and regulations may result in decreased reimbursement for medical devices or procedures in which medical devices are used. This could harm our ability to market our products and generate sales, which could adversely affect our business, results of operations and financial condition.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. We expect that additional state, federal, and foreign healthcare reform measures will be adopted in the future, any of which could adversely affect our business, results of operations, and financial condition.
In the EEA, some countries may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment (HTA), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EEA countries. On January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. Select high-risk medical devices came into scope in 2026. The HTA Regulation is intended to boost cooperation among EEA countries in assessing health technologies, including new medical devices. The Regulation establishes a framework for EU‑level joint clinical assessments and increased cooperation among Member States on clinical aspects of health technology evaluation. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If the conclusions of these assessments are negative, or compare our products unfavorably with competing products, this may impact our pricing and reimbursement status.
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
We anticipate that more outpatient eligible procedures will be performed in ASCs and OBLs to control costs and expand patient access to medical procedures. This shift accelerated during the COVID-19 pandemic, and we expect it to continue because ASCs and OBLs are generally a more economically favorable site of service, and physicians performing the procedures and their practices sometimes have ownership interests in the ASC and generally own the OBL outright. Because reimbursement for procedures in an ASC or OBL is typically less than the reimbursement in an in-patient setting and due to physicians’ economic interest in ASCs and OBLs, we typically experience more pressure on the pricing of our products by ASCs and OBLs than by hospitals, and the average price for which we sell our products to ASCs and OBLs can be less than the average prices we charge to hospitals. In addition, some physicians may choose to use fewer implants per case due to their interest in the profitability of the ASC or OBL. An accelerated shift of procedures using our products to ASCs and OBLs could adversely impact the average selling prices of our products and/or the number of implants we are able to sell, and our revenues could suffer as a result.

In 2024, CMS announced a TPT payment status for the use of the iFuse Bedrock Granite implant in hospital outpatient and ASC settings of care, for procedures effective January 1, 2025. TPT allows the hospital outpatient departments and ASCs supporting the case to “pass through” the costs of the iFuse Bedrock Granite technology to the Medicare program, to encourage innovation and early access of new technologies for Medicare beneficiaries. We anticipate this may reduce pricing pressure on our Granite family of implants in the outpatient sites of care, particularly where the Medicare population is heavier. However, we have less experience with our Granite implants being used in outpatient procedures and it remains to be seen whether surgeons will perform more of these procedures in the outpatient setting in the future.
We have historically been highly dependent on revenue from the sales of similar products focused on procedures, the goal of which is to stabilize and fuse the sacroiliac joint. Continued reliance on sales of similar products could negatively affect our results of operations and financial condition.
The majority of our revenue comes from the sale of iFuse, iFuse 3D, iFuse TORQ, and iFuse Bedrock Granite implants, and related tools and instruments. Therefore, we are dependent on widespread market adoption of our products, and we will continue to be dependent on the success of this single product family for the foreseeable future. There can be no assurance that our solutions will maintain a substantial degree of market acceptance among physicians, patients or healthcare providers. Our failure to successfully grow the market for our solutions and increase our share within that market or any other event impeding our ability to sell iFuse, could adversely affect our results of operations, financial condition and continuing operations.
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
We generally use a small number of suppliers for our instruments and currently rely on RMS for iFuse 3D and iFuse TORQ implants and for several of the components, including the assembly and packaging, of our iFuse Bedrock Granite implants. Our dependence on such a limited number of suppliers exposes us to risks, including, among other things:
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
A majority of our products are manufactured and sold inside of the United States, which increases our exposure to domestic inflation and fuel price increases. Inflationary pressures may result in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. We continue to actively monitor the impact of various macroeconomic trends, such as tariffs, changes to international trade agreements, labor costs, interest rates, inflation rates, and geopolitical instability within the United States and abroad. The implementation of more restrictive trade policies, including the imposition of further tariffs and retaliatory tariffs in response thereto, or the renegotiation of existing trade agreements with the United States or countries where we source supplies, could have a material adverse effect on our business, results of operations and financial condition. For example, much of the titanium used in our implants is sourced from Canada and any disruption to trade with Canada caused by tariffs could increase the cost or disrupt the supply of our implants, which could materially harm our business, financial condition and results of operation. Our efforts to mitigate supply chain weaknesses may not be successful or may have unfavorable effects. For example, efforts to purchase raw materials in advance for product manufacturing may result in increased storage costs or excess supply. If our costs rise due to significant inflationary pressures, tariffs, or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials, components or instruments from our suppliers could delay product launches or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operations.
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.
Our suppliers purchase many of the materials and components used in the manufacture of our products from third-party suppliers. Certain of these materials and components can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, our suppliers may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost-effective manner. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to health epidemics, an inability to timely develop and validate alternative sources if required, or a significant increase in the price of such materials or components, such as that caused by tariffs and retaliatory countermeasures, inflation or interest rates fluctuations, could adversely affect our business, financial condition and results of operations. For example, certain of our products require titanium, which is sourced from third-party suppliers. While the titanium required for such products is not directly sourced from Russia, the current geopolitical events involving Russia and Ukraine are negatively impacting the wider titanium supply chain. These geopolitical events and related factors and results, including related sanctions, may negatively impact the ability of our suppliers’ third-party supply sources to timely supply titanium to our suppliers and may increase or result in additional costs to us. The imposition of tariffs on titanium sourced from Canada or elsewhere could further exacerbate these challenges and increase the cost of our implants.

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
The products we currently market in the United States have either received premarket clearance under Section 510(k) of the United States FDCA, or are exempt from premarket review. Those marketed in the EEA have been the subject of a CE Certificate of Conformity, where applicable, and have been CE marked. The 510(k) clearance process of the FDA requires us to document that our product is “substantially equivalent” to another 510(k)-cleared product. The 510(k) process is shorter and typically requires the submission of less supporting documentation than other FDA approval processes, such as a PMA, and does not usually require pre-clinical or clinical studies. As a result, each of our products has been launched prior to gathering substantial prospective clinical trial evidence, and our post-market clinical studies may lack the size and scope of randomized controlled clinical trials required to support approval of a PMA. For these reasons, physicians may be slow to adopt our more recent products including iFuse TORQ, iFuse Bedrock Granite, iFuse TORQ TNT, and iFuse INTRA/INTRA X, each of which are supported by smaller bodies of clinical evidence than iFuse and iFuse 3D, third-party payors may be slow to provide coverage for novel procedures and techniques using these products, and we may be subject to greater regulatory and product liability risks. Further, future patient studies or clinical experience may indicate that treatment with any of our products does not improve patient outcomes. Such results would slow the adoption of our products by physicians, significantly reduce our ability to achieve expected sales, and could prevent us from achieving profitability.
We may not be able to demonstrate to physicians that our products are attractive alternatives to our competitors’ products and that our procedures are attractive alternatives to existing surgical and non-surgical treatments for their respective indications.

Physicians, in consultation with their patients, play the primary role in determining the course of treatment and, ultimately, any product that will be used in treatment. For us to sell our products successfully, we must demonstrate to physicians through education and training that treatment with one or more of our implants is beneficial, safe, and cost-effective for patients as compared to our competitors’ products. If we are not successful in demonstrating the merits of our products to physicians, their use of our products may decline, adversely affecting our revenues and profitability.
Historically, many physicians did not include an evaluation of the sacroiliac joint in their diagnostic work-up because they did not have an adequate surgical procedure to perform for patients diagnosed with sacroiliac joint dysfunction. We believe that educating physicians and other healthcare professionals about the clinical merits and patient benefits of our products is an important element of building our business. If we fail to effectively educate physicians and other medical professionals, they may not include a sacroiliac joint evaluation as part of their diagnosis and, as a result, those patients may continue to receive unnecessary surgical procedures or only non-surgical treatment.
Physicians may also hesitate to change their medical treatment practices for other reasons, including the following:
•lack of experience with similar procedures;
•perceived liability risks generally associated with the use of our products and procedures;
•costs associated with the purchase of our products; and
•time commitment that may be required for training.
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
Patients with sacroiliac joint dysfunction are cared for by a variety of health care providers, including spine surgeons, pain physicians and other interventionalist spine physicians, who are generally trained as anesthesiologists, interventional radiologists, or physical medicine and rehabilitation specialists. These interventionalists often offer a variety of non-surgical and surgical interventions to sacroiliac joint dysfunction patients, including, but not limited to, steroid injections, radiofrequency ablation of the nerves serving the sacroiliac joint, and implantation of neurostimulation devices, stabilization and fusion implants and other products intended to treat the sacroiliac joint or the pain caused by its dysfunction. Our professional education program seeks to teach these physicians, and other health care providers, about the benefits of our iFuse products. Health care providers who have not been educated on or adopted our procedures may prefer to continue to treat these patients with other interventions they offer because of physician preference or their view that these interventions are superior.
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
If clinical experience with our implants or instruments does not result in positive outcomes for patients, or if clinical studies involving our implant systems fail to show meaningful patient benefit, sales of our products could be adversely impacted.
As a medical device manufacturer, we collect clinical information in two settings: post market surveillance and clinical studies. We have sponsored, and may continue to sponsor, clinical studies to answer questions about safety and effectiveness of our products. Our studies have included those targeting 1) chronic SI joint dysfunction, 2) sacral fractures (i.e., fragility fractures of the pelvis), 3) SI joint pain in the setting of multilevel spine fusion, and 4) pelvic fixation during multilevel spine fusion. If surgeons’ clinical experience with our implants in standard commercial cases or clinical studies is not positive, or if our clinical studies do not show meaningful benefits to the patients undergoing the procedures using our implants for these indications, sale of our implants could be adversely impacted, which could negatively affect our operations and financial condition.

If we are unable to maintain our network of direct sales representatives, third-party sales agents, and resellers, we may not be able to generate anticipated sales.
As of December 31, 2025, our U.S. sales force consisted of 89 territory sales managers and 83 clinical support specialists directly employed by us and 320 third-party sales agents. As of December 31, 2025, our international sales force consisted of 11 sales representatives directly employed by us and a total of 28 third-party sales agents and resellers, which together have had sales in 38 countries through December 31, 2025. Our operating results are directly dependent upon the sales and marketing efforts of both our direct sales force and of our third-party sales agents and resellers.
As we launch new products, expand physician call points, and increase our marketing efforts with respect to existing products, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled direct sales representatives and third-party sales agents and resellers with significant technical knowledge in various areas, such as spine and pelvic health and treatment. New sales representatives and agents require training and take time to achieve full productivity. If we fail to train new sales representatives and third-party sales agents adequately, or if we experience high turnover in our sales force in the future, we cannot be certain that new sales representatives and third-party sales agents will become as productive as may be necessary to maintain or increase our sales. If a direct sales representative or third-party sales agent or reseller departs and is retained by one of our competitors, we may be unable to prevent them from helping competitors solicit business from our existing customers, which could further adversely affect our sales. The launch of new products or entrance into new markets could distract our sales representatives from existing customers and markets and redirect resources from existing to novel markets. Furthermore, any such change affects our ability to hire, contract with and retain members of our direct sales force and third-party sales agents and resellers. Because of the intense competition for their services, we may be unable to recruit or retain additional qualified third-party sales agents and resellers or to hire additional direct sales representatives to work with us. Furthermore, we may not be able to enter into agreements with them on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified direct sales representatives or third-party sales agents and resellers would prevent us from expanding our business and generating sales. If our direct sales representatives or third-party sales agents fail to adequately promote, market and sell our products or decide to leave or cease to do business with us, our sales could significantly decrease.
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
Our business is highly reliant on a base of skilled employees, including those serving in engineering, information technology, operational, strategic marketing and sales functions. Many of these employees have developed specialized skills which are valuable within the medical device and life sciences industry, and, in some cases, in a broader variety of industries. Competition for skilled employees remains significant. If we experience turnover among our employees at a higher rate than expected, managing our labor force could become difficult and more costly, adversely impacting our results of operations. Sustained pressure in these labor markets could also cause prevailing wages to rise, which could adversely impact our business, results of operations and financial condition.
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
If we or others later identify adverse events caused by our products:
•sales of the product may decrease significantly, and we may not achieve the anticipated market share;

•regulatory authorities or our Notified Body may require changes to the labeling of our product. This may include the addition of labeling statements, specific warnings, and contraindications and issuing field alerts to physicians and patients;
•we may be required to change instructions regarding the way the product is implanted or conduct additional clinical trials;
•we may be subject to limitations on how we may promote the product;
•regulatory authorities may require us to temporarily or permanently take our approved product off the market or to conduct other field safety corrective actions;
•our Notified Body may suspend, amend, or withdraw our CE Certificate of Conformity or refuse or delay any ongoing applications relating to the issuance or renewal of CE Certificates of Conformity;
•we may be required to modify our product;
•we may be subject to litigation fines or product liability claims; and
•our reputation may suffer.
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
•    supply chain disruptions, including those caused by material and labor supply shortages, tariffs and retaliatory countermeasures, and prolonged inflation;
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
Unfavorable media reports or other negative publicity concerning both alleged improper methods of tissue recovery from donors and disease transmission from donated tissue could limit widespread acceptance of some of the products we market.
iFuse INTRA/INTRA X family of implants are implantable bone products manufactured from sterilized recovered cadaveric bone tissue. Unfavorable reports of improper or illegal tissue recovery practices, both in the United States and internationally, as well as incidents of improperly processed tissue leading to the transmission of disease, may affect the rate of future tissue donation and market acceptance of technologies incorporating human tissue. In addition, negative publicity could cause the families of potential donors to become reluctant to donate tissue to for-profit tissue processors. These reports could have a negative effect on sales of iFuse INTRA/INTRA X.
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
To become profitable we must assemble our products in adequate quantities in compliance with regulatory requirements and at an acceptable cost. Increasing our capacity to assemble and test our products will require us to improve internal efficiencies. We may encounter a number of difficulties in increasing our assembly and testing capacity, including:
•managing production yields;
•maintaining quality control and assurance;
•providing component and service availability;
•maintaining adequate control policies and procedures;
•hiring and retaining qualified personnel; and
•complying with state, federal, and foreign regulations.
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
If our data management systems, or those of the third parties with whom we work, fail to collect, store, process, or report relevant business data due to issues like malfunctions, human error, natural disasters, or cyberattacks, our ability to operate, plan, and comply with laws could be significantly impaired. Any such impairment could negatively impact our financial condition, operations, and cash flow. Maintaining and enhancing our information technology systems requires significant resources to address evolving technologies, new threats, legal standards, and the need for data security. Despite our efforts to upgrade, secure, and develop these systems, we cannot guarantee success or prevent future disruptions or issues. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
Furthermore, our employees, third-party service providers, strategic partners, contractors or consultants, or other third parties with whom we work may input sensitive information (including competitive, proprietary, personal or confidential information, or other business data) of ours, into a system (in particular, a system that is managed, owned, or controlled by a third party), which may disrupt and otherwise compromise our business operations, divert the attention of management and key information technology resources, potentially lead to security breaches or incidents or other unauthorized access to, or other use or processing of, personal information, our confidential information or other business data. Third-party service providers store and otherwise process certain personal data and other confidential or proprietary information of ourselves and third parties on our behalf, and these service providers face similar risks.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence (“AI”), and other similar threats. The techniques used to obtain unauthorized access, or to sabotage systems, are becoming more sophisticated, frequent and adaptive, and therefore we may be unable to anticipate these techniques or to implement adequate preventative measures.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. In addition, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
We cannot guarantee that our liability limitations in contracts will be enforceable or adequate to protect us from damages related to security breaches. While we have cyber insurance, it may be insufficient or not cover all liabilities. We cannot ensure that our coverage will be adequate, available at reasonable terms, or that an insurer will not deny future claims. Large claims exceeding our coverage or changes in insurance terms could significantly impact our business, financial condition, and reputation. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We have integrated artificial intelligence ("AI"), including generative AI, and machine learning ("ML") technologies (collectively, “AI” technologies) in certain of our internal operations. Further, certain of third-parties with whom we work with utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI tools may be incorrectly designed or provide inaccurate data, and business decisions could be made on the basis of AI-generated misinformation. Employees using publicly-available AI tools could leak our sensitive data. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise patient data or product functionality.
Any sensitive information (including confidential, competitive, proprietary, or personal information) that we input into a third-party generative AI technology could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI technologies. Additionally, where an AI technology ingests personal information and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). Though we have taken steps to be thoughtful in our implementation of AI, and training on appropriate uses of AI, such risks could negatively affect the performance of our products, services, and business, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.
Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing AI, including the EU’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI, or prevent or limit our use of AI. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we cannot use AI or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
•    potential loss of key employees of acquired businesses; and
•    increased legal and accounting costs.
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
If an epidemic, like the COVID-19 pandemic, occurs, our business, financial condition, results of operations and cash flows could be adversely affected. Business disruptions have included, and could in the future include, disruptions or restrictions on our ability to travel or to distribute our products, government orders suspending the performance of elective surgical procedures, inability of our customers to meet their financial commitments due to strain on the healthcare system, as well as temporary closures of our facilities or the facilities of our suppliers and their contract manufacturers, and a reduction in the business hours of hospitals, ASCs and OBLs. Any disruption of our suppliers and their contract manufacturers or our customers would likely impact our sales and operating results. In addition, a significant outbreak of an infectious disease in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in regional or global economic downturns that could affect demand for our products, as well as increase risk of customer defaults or delays in payments. Any of these events could negatively impact the number of procedures using our implants that are performed and have a material adverse effect on our business, financial condition, results of operations, cash flows, or ability to raise capital.
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
•    pre-market clearance and approval;
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
In addition, even after we have obtained the proper regulatory clearance or approval to market a product, the FDA has the power to require us to conduct post-marketing studies. These studies can be very expensive and time consuming to conduct. Failure to comply with those studies in a timely manner could result in the revocation of the 510(k) clearance for a product that is subject to such a 522 Order and the recall or withdrawal of the product, which could prevent us from generating sales from that product in the United States
In the EU, the Medical Device Regulation became applicable on May 26, 2021, repealing and replacing the MDD. The Medical Device Regulation establishes transitional provisions that are subject to strict conditions. The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined QMS assessment procedures and additional requirements for the QMS, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfillment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation. In addition, in July 2024, Regulation (EU) 2024/1860 entered into application. The Regulation imposes new manufacturer obligations, including mandatory pre‑notification of supply interruptions starting January 10, 2025, and introduces the gradual rollout of EUDAMED, the EU’s central database for medical devices and diagnostics. Starting from May 28, 2026, the use of the first four modules will become mandatory - actor registration, UDI/Devices registration, notified bodies and certificates, and Market Surveillance. Compliance with these new and expanded EU regulatory requirements may require investment in additional personnel, systems, and processes, including modifications to our supply‑chain monitoring, quality‑management systems, and regulatory‑IT infrastructure to ensure timely and accurate EUDAMED reporting. Moreover, the evolving nature of the EU regulatory environment creates uncertainty, and additional amendments or guidance could further increase compliance burden or disrupt market access for certain products.
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
There are numerous U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Our relationships and our third-party sales agents and resellers’ relationships with physicians, other healthcare professionals, and hospitals are subject to scrutiny under these laws. For example, we are subject to the federal health-care Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act (“HIPAA”) and the federal Physician Payment Sunshine Act, each of which is described in detail in "Item 1. Business - Healthcare Fraud and Abuse” and “Data Privacy and Security Laws”.
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
Various state and federal regulatory and enforcement agencies, and foreign equivalents, continue actively to investigate violations of health-care laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. To enforce compliance with the federal laws, the U.S. Department of Justice has continued its scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, in October 2024, we received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health-care professionals. Responding to this Investigation and other investigations may be time- and resource-consuming and even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business. Additionally, if we settle the current Investigation, or any potential future investigation with the Department of Justice or other law enforcement agencies, we may need to agree to additional onerous compliance and reporting requirements as part of a consent decree, deferred or non-prosecution agreement, or corporate integrity agreement. The current Investigation and any new investigation or settlement could increase our costs, deplete our cash or otherwise have an adverse effect on our business.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations, or the inadvertent compromise of sensitive personal information held by us, could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
Certain states have also enacted consumer health data privacy laws or medical information privacy laws, or amended existing consumer protection laws, to further regulate the collection, use, and sharing of consumer health data and medical information. These laws further complicate compliance, and many provide a private right of action through which individuals can seek statutory damages for actual or perceived violations. We may be subject to laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.
The U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to enter into certain transactions or agreements.
Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the GDPR impose strict requirements for processing personal data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to, among others, be transparent and to disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal data is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto ("Data Privacy Framework") (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Data Privacy Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.
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
For any product for which we obtain regulatory clearance or approval, or a CE Certificate of Conformity, or which we CE mark, the manufacturing processes, reporting requirements, post-approval clinical data, and promotional activities for such product will be subject to continued regulatory review, oversight and periodic inspections by the FDA, our Notified Body and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with FDA’s Quality Management System Regulations (“QMSR”) and EU QMS requirements applicable to medical devices for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage, and shipping of any product for which we obtain regulatory clearance or approval, or CE mark.
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

In addition, we are required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as QMS, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace, or refund the cost of any medical device we manufacture or distribute, fines, suspension, variation, or withdrawal of regulatory approvals or CE Certificates of Conformity, product seizures, injunctions, or the imposition of civil, administrative, or criminal penalties which would adversely affect our business, operating results, and prospects.
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
Under the FDA’s medical device reporting, regulations, and equivalent rules of other countries we are required to report to the FDA and comparable foreign regulatory authorities, any information that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In the EEA, we must report serious incidents, field safety corrective actions and trend reports through the European Database on Medical Devices ("EUDAMED") module on vigilance and post-market surveillance. However, the EUDAMED module on vigilance and post-market surveillance is not available yet. Until this module is available, serious incidents and field safety corrective actions must be reported to the national competent authorities through national systems.
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
We are in the process of developing our regulatory strategies for obtaining clearance approval or CE Certificates of Conformity for future products and affixing the CE mark. Some of them may require 510(k) clearance by the FDA or a new CE Certificate of Conformity by a Notified Body. Other future products may require premarket approval. In addition, some of our new products may require clinical trials or significant clinical evidence to support regulatory approval and we may not successfully complete these clinical trials. Obtaining regulatory clearances or approvals and CE Certificates of Conformity can be a time-consuming process, and delays in obtaining required future regulatory clearances or approvals, and CE Certificates of Conformity would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would adversely affect our business prospects. The FDA may not approve or clear these products or our Notified Body may not issue CE Certificate of Conformity for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products and our Notified Body may refuse to issue new CE Certificates of Conformity. Failure to receive clearance, approval, or CE Certificates of Conformity for our new products would have an adverse effect on our ability to expand our business.
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

Clearance or approval by the FDA or obtaining a CE Certificate of Conformity and affixing the CE mark does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one foreign regulatory authority does not ensure approval or certification by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval or certification process may include all of the risks associated with obtaining FDA clearance or approval, or a CE Certificate of Conformity for a medical device in the EEA, in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA clearance or approval, or a CE Certificate of Conformity in the EEA, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive necessary approvals to commercialize our products in any market. If we fail to receive necessary approvals or certifications to commercialize our products in foreign jurisdictions on a timely basis, or at all, our business, results of operations, and financial condition could be adversely affected.
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
The ability of the FDA to review and approve or clear new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Disruptions at FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, in recent years, including in October 2025 and December 2018, the U.S. government has shut down, and during such shutdowns, certain regulatory agencies, such as the FDA, have in the past furloughed, and may in the future furlough critical employees and stop critical activities. Average review times at FDA have fluctuated in recent years as a result. In addition, funding of other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable. More recently, the FDA and other governmental agencies in the United States have been subject to sudden and dramatic reductions in the workforces due to termination of probationary employees, broad-based offers of early retirement to government employees and other efforts led by the current presidential administration. The impact of these reductions to the federal workforce on our business remains to be seen.
If a prolonged government shutdown or continued reductions in the U.S. governmental workforces occur, or if global health concerns or other political or world events prevent the FDA or other regulatory authorities from conducting their regular reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could also impact our ability to access the public markets and obtain capital to fund the growth of our operations. Similar considerations and concerns apply to foreign regulatory authorities.
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
Certain of the products we market are derived from human tissue and are or could be subject to additional regulations and requirements.
Our iFuse INTRA/INTRA X implants are derived from human bone tissue, and as a result are subject to FDA and certain state regulations regarding human cells, tissues and cellular or tissue-based products, or HCT/Ps. Currently, our iFuse INTRA/INTRA X implants are manufactured and distributed by a third-party as HCT/P products, and are regulated under Section 361 of the Public Health Service Act; as such, neither we nor the tissue bank from which we obtain these products have been required to file a 510(k) with respect to these products. However, the FDA could require the tissue bank from which we obtain these products to obtain a 510(k) clearance for future tissue products not regulated as 361 HCT/Ps. The process of obtaining a 510(k) clearance could take time and consume resources, and failing to receive such a clearance would render us unable to market and sell such products, which could have a material and adverse effect on our business.
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

Additionally, as of December 31, 2025, we are licensed or have permits for tissue banking in California and Maryland, and to the extent that we conduct any tissue banking activities, we may be subject to ongoing compliance requirements in connection with such approvals. If we (to the extent that we conduct any tissue banking activities) or the tissue bank from which we obtain these products fail to comply with such state licensure requirements, or any others that may apply to us, we could be subject to significant penalties, including the revocation or suspension of the licenses or subject us to plans of correction, monitoring, or other restrictions that may curtail our business.
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
As of December 31, 2025, we owned 49 issued U.S. patents and had 24 pending U.S. patent applications, and we owned 23 issued foreign patents and had 23 pending foreign patent applications. We have focused the majority of our foreign patent efforts in Australia, Europe, and Japan. Our U.S. patents on iFuse, including the triangular shape, are expected to expire by August 2028. Our current U.S. patents on iFuse 3D, including the fenestrated design, are expected to expire in September 2035. Our current U.S. patents on the triangular cutting tool used to place our implants are expected to expire in February 2034. Our current U.S. patents on iFuse Bedrock Granite are expected to expire in February 2039. Our current U.S. patents on iFuse TORQ are expected to expire in February 2041. Our current foreign patents are expected to expire by September 2035. Competitors may be able to market similar products upon the expiration of relevant patents.
As of December 31, 2025, we have 24 registered trademarks in the United States and have three pending trademark applications in the United States. We have registrations for 24 of these trademarks in 58 countries including the 27 European Union member countries.
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
As of December 31, 2025, we had net operating loss (“NOL”) carryforwards of $357.0 million and $274.4 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, our federal NOL carryforwards begin to expire in 2029. Our state NOL began to expire in 2025. Unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOL is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOL is suspended or otherwise limited. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We updated our Section 382 ownership change analysis through December 31, 2020. The analysis determined that we have experienced Section 382 ownership changes in 2010 and 2020. A total of $1.4 million of our NOLs and tax credit carryforwards are subject to limitation as a result of the ownership change.
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
In the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, tariff policy and potential trade wars, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. On August 12, 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), a division of First-Citizens Bank & Trust Company (“First-Citizens”) (the "Original Loan Agreement"). On January 6, 2023, we entered into a First Amendment to the Loan and Security Agreement with SVB (the "First Amendment Loan Agreement"). On January 25, 2024, we entered into a Second Amendment to the Loan and Security Agreement with SVB (the "Second Amendment Loan Agreement"). On November 8, 2024, we entered into a Third Amendment to the Loan and Security Agreement with SVB (the "Third Amendment Loan Agreement"). On September 25, 2025, we entered into a Fourth Amendment to Loan and Security Agreement (the “Fourth Amendment Loan Agreement”) with SVB, which amends our Original Loan Agreement, as amended by the First Amendment Loan Agreement, Second Amendment Loan Agreement and Third Amendment Loan Agreement. The Third Amendment Term Loan extended by First-Citizens to us pursuant to the Third Amended Loan Agreement terminates and matures on September 1, 2029, and if we cannot renew or refinance this Third Amendment Term Loan, if needed at such time, or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on our ability to operate our business. The Fourth Amendment Loan Agreement revised the periods in which the financial covenants applied. See “Note 7. Borrowings” to the “Notes to Consolidated Financial Statements” included in this report for additional information.
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

Depending on the environment, systems, and data, we employ strategies and practices designed to protect and mitigate cybersecurity material risks to our Information Systems and Data, including but not limited to:
•utilizing third-party tools to monitor threats and cybersecurity vulnerabilities, reduce risk, and enhance governance, risk, and compliance management;
•engaging a managed cybersecurity service provider to monitor and assess cybersecurity threats, serve as a point of contact for incident notification, and collaborate with our in-house IT team;
•maintaining security policies, procedures, and standards considering evolving threats and industry standards;
•engaging external subject matter experts and advisors to inform us of current cyber practices, policies, and programs;
•conducting tabletop exercises focused on scenarios such as ransomware, disaster recovery, and business continuity;
•providing mandatory annual security and privacy awareness training to all employees who have access to company email and connected devices;
•conducting phishing simulations and cyber hygiene training sessions to educate employees and promote responsible cybersecurity practices; and
•maintaining an incident response plan.
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
Governance
Our audit committee is responsible for overseeing our cybersecurity risk management processes, including regarding cybersecurity threats. Our Chief Operating Officer and CFO, Anshul Maheshwari, and Vice President of Information Technology, Michael Vedda, provide briefings to our audit committee on the effectiveness and progress of our cybersecurity risk management program on regular basis. Mr. Vedda has more than 20 years of experience and engages with trusted third-party experts for support and guidance when additional guidance is required. Prior to joining SI-BONE, he managed cybersecurity functions, where he was responsible for overseeing cybersecurity strategy and operations, including incident response, threat intelligence, security awareness training programs, risk assessments and remediation, and regulatory and compliance matters. Our board of directors receives regular reports from our audit committee chair regarding our cyber risk management programs, potential cybersecurity risks, efforts to mitigate such risks, and the audit committee’s oversight of these activities.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Item 1A. “Risk Factors”, including “If we experience significant disruptions in our information technology systems, our business, results of operations, and financial condition could be adversely affected".
Item 2. Properties.
Our leased headquarters in Santa Clara, California, comprises approximately 21,848 square feet, and the lease for this space will expire in July 2026. We also lease research and development and warehouse space in another building in Santa Clara, California under a lease that will expire in October 2026. In February 2026, we entered into a lease agreement for approximately 50,485 square feet of office and warehouse space in San Jose, California, which is expected to commence in October 2026. We intend to use the space for our new corporate headquarters, research and development, and warehouse space, after the current two leases in Santa Clara expire.
We also lease office spaces in Gallarate, Italy which will expire in August 2027 to accommodate our European sales and marketing team. We believe our facilities are adequate and suitable for our current needs but in the future we may need additional space.

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
Holders of Record
As of February 18, 2026, we had 99 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future.
Stock Performance Graph
The following graph compares the cumulative total stockholder return data on our common stock with the cumulative return of three indices: (i) The Nasdaq Stock Market Composite Index, (ii) The Nasdaq Medical Equipment Index, and (iii) The S&P 500 Healthcare Index over the five-year period ending December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock and in each of the comparative indices, and the reinvestment of any dividends. The stock performance on the following graph is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed "soliciting material" or deemed to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Total Return Among SI-BONE, NASDAQ Composite, NASDAQ Medical Equipment Index, and S&P 500 Healthcare Index
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
SI-BONE
NASDAQ Composite
NASDAQ Medical Equipment
S&P 500 Healthcare Index

	December 31,
	2020	2021	2022	2023	2024	2025
SI-BONE, Inc.	$100.00	$74.28	$45.48	$70.20	$46.89	$65.95
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
NASDAQ Medical Equipment Index	$100.00	$124.56	$100.85	$105.01	$114.00	$122.96
S&P 500 Healthcare Index	$100.00	$126.13	$123.67	$126.21	$129.46	$148.36
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
The following generally compares our results of operations for the years ended December 31, 2025 and 2024. A detailed discussion comparing our results of operations for the years ended December 31, 2024 and 2023 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.
Overview
We are a leader in developing innovative procedural solutions for compromised bone, grounded in expertise in biomechanical design and anatomy-specific innovation. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we developed a deep competency in addressing the challenges of low-density bone in the sacrum. With our additive manufacturing, or 3D-printing, experience developed in sacroiliac fusion, we have established a technology platform that now extends to meet critical unmet needs in thoracolumbar fixation and fusion and pelvic trauma.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of December 31, 2025, more than 140,000 procedures have been performed since we introduced iFuse in 2009.
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
Introduce Solutions Addressing New Markets
We believe we are the industry leader in pioneering anatomy-specific solutions that are grounded in our biomechanical design expertise and backed by strong clinical evidence. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we developed a deep competency in addressing the challenges of low-density bone in the sacrum. Over the years, we have expanded our platform of solutions to address spinopelvic fixation and pelvic trauma. Our focus on innovation has resulted in three of our platform technologies being designated as breakthrough devices by the FDA.
We continue to focus on the development of products and techniques to help physicians improve the treatment of their patients with compromised bone. We continue to invest in research and development initiatives to bring new and differentiated solutions to the market that deliver on our vision of improving patient quality of life through differentiated solutions to target new segments with a clear unmet clinical need. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. In 2025, we spent $17.4 million on research and development, equating to 9% of our 2025 revenue.
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
As of December 31, 2025, our U.S. sales force consisted of 89 territory sales managers and 83 clinical support specialists directly employed by us and 320 third-party sales agents, compared to 87 territory sales managers and 71 clinical support specialists directly employed by us and 252 third-party sales agents as of December 31, 2024. As of December 31, 2025, our international sales force consisted of 11 sales representatives directly employed by us and 28 third-party sales agents and resellers, compared to 9 sales representatives directly employed by us and 31 third-party sales agents and resellers as of December 31, 2024.
For fiscal year ended December 31, 2025, over 33% of our procedures for sacroiliac joint dysfunction were performed at ASCs and OBLs. With the steady increase in the numbers of minimally invasive procedures, including sacroiliac joint fusion procedures, being performed at ASCs, we continue to actively engage with these facilities to educate their management groups on our clinical evidence, exclusive commercial payor coverage and focus on driving improved education and pathways between pain physicians and surgeons.
Engage and Educate Physicians
Engaging and educating physician and other healthcare professionals about the clinical merits and patient benefits of our solutions is important to growing physician adoption and utilization of our solutions. Our medical affairs team works closely with our sales team to increase physician engagement and activation. Physician activity includes both the number of physicians performing our procedures as well as the number of procedures performed per physician. In addition to training new physicians and working with our existing physician customers to grow their use of our products, we have several initiatives to re-engage inactive physicians.
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
In 2025, we conducted instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
Gain Operational Efficiency
To support our growing portfolio of solutions, we continue to evolve our business processes to identify, measure and improve operational efficiency. The information developed will allow us to optimize processes, increase sales force productivity and improve asset utilization.
We are focused on increasing our territory sales managers and sales representatives capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. Our average revenue per territory sales manager has increased to approximately $2.1 million in fiscal year 2025, from $1.8 million in fiscal year 2024.

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

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$200,925	$167,178	$33,747	20.2%
Cost of goods sold	41,046	35,057	5,989	17.1%
Gross profit	$159,879	$132,121	$27,758	21.0%
Gross margin	79.6%	79.0%
We derive the majority of our revenue from sales to customers in the United States. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$191,079	95%	$158,416	95%	$32,663	20.6%
International	9,846	5%	8,762	5%	1,084	12.4%
	$200,925	100%	$167,178	100%	$33,747	20.2%
Revenue. The increase in revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 comprised a $32.7 million increase in our U.S. revenue from increased case volumes due to our expanded portfolio and growing base of active physicians and an increase of $1.1 million in our international revenue due to the increase in case volumes.
Gross Profit and Gross Margin. Gross profit increased $27.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 driven by higher revenue. Gross margin was 79.6% and 79.0% for the years ended December 31, 2025 and December 31, 2024 respectively. Gross margin increased from the prior year due to changes in product mix, partially offset by higher royalties and inventory reserves.
Operating Expenses:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$124,224	$117,054	$7,170	6.1%
Research and development	17,448	16,560	888	5.4%
General and administrative	40,537	33,755	6,782	20.1%
Total operating expenses	$182,209	$167,369	$14,840	8.9%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $10.0 million increase in commissions and employee related costs driven by higher revenues, partially offset by a $3.1 million decrease in travel, training and stock-based compensation.
Research and Development Expenses. The increase in research and development expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $0.4 million increase in employee related costs and stock-based compensation, and a $0.4 million increase in product development costs.
General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $6.5 million increase in employee related costs, stock-based compensation, consulting, and legal expenses.

Interest and Other Income (Expense), Net:

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(in thousands, except for percentages)
Interest income	$6,074	$7,848	$(1,774)	(22.6)%
Interest expense	(2,628)	(3,440)	812	(23.6)%
Other income (expense), net	(20)	(73)	53	(72.6)%
Total interest and other income (expense), net	$3,426	$4,335	$(909)	(21.0)%
Interest Income. The decrease in interest income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was mainly due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to lower interest rates associated with the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net. Other income (expense), net changed from income to expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to foreign currency fluctuations.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and marketable securities of $147.8 million compared to $150.0 million as of December 31, 2024. We have financed our operations primarily through our public offerings and debt financing arrangements. As of December 31, 2025 and 2024 we had $35.6 million and $35.5 million outstanding debt, respectively.
As of December 31, 2025, we had an accumulated deficit of $450.3 million. During the years ended December 31, 2025 and 2024, we incurred a net loss of $18.9 million and $30.9 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations to date.
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
Term Loan
Our outstanding debt is related to a Loan and Security Agreement (the “Original Loan Agreement”) dated August 12, 2021 (the “Effective Date”), entered into by us and Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, we borrowed a term loan in the aggregate principal amount of $35.0 million (the “Original Term Loan”).
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the “First Amendment”, and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line"). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.

On January 25, 2024, we entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB (“First-Citizens”) to further amend our Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement with First-Citizens to further amend our Second Amended Loan Agreement (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”). Upon entry into the Third Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million First Amendment Term Loan. We also paid a certain final payment fee due related to such prior First Amendment Term Loan. The Third Amendment set the maturity date for the Third Amendment Term Loan to September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and set the first principal repayment due date for to the Third Amendment Term Loan to October 1, 2027, which date will, upon the achievement of the Performance Milestone (as defined in the Third Amendment), be October 1, 2028. Interest on the outstanding principal balance of the Third Amendment Term Loan is payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ prime rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment revised certain provisions related to financial covenants and the periods in which such covenants apply, and First-Citizens and the Company also agreed to terminate the Revolving Line and an uncommitted accordion term loan provision.
On September 25, 2025, we entered into a Fourth Amendment to Loan and Security Agreement with First-Citizens to further amend our Third Amended Loan Agreement (the “Fourth Amendment” and together with the Third Amended Loan Agreement, collectively, the “Fourth Amended Loan Agreement”). The Fourth Amendment revised the periods in which the financial covenants applied.
Cash Requirements
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, operating lease obligations and purchase obligations with some of our suppliers. Expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations on long-term debt (1)	$36,000	$—	$24,000	$12,000	$—
Interest obligations (2)	6,178	2,281	3,614	283	—
Operating leases obligations	1,161	977	184	—	—
Purchase obligations	4,319	4,319	—	—	—
Total	$47,658	$7,577	$27,798	$12,283	$—
(1) Represents the principal obligations at maturities of our First-Citizens Fourth Amended Loan Agreement.
(2) Represents the future interest obligations on our First-Citizens Fourth Amended Loan Agreement estimated using an interest rate of 6.25% as of December 31, 2025.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2025	2024	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(675)	$(12,425)	$11,750
Investing activities	4,160	12,623	(8,463)
Financing activities	3,376	1,958	1,418
Effects of exchange rate changes on cash and cash equivalents	431	(479)	910
Net increase in cash and cash equivalents	$7,292	$1,677	$5,615
Cash Used in Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 of $0.7 million resulted from cash outflows due to net loss of $18.9 million, adjusted for $32.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $14.3 million. Net cash used in operation activities for the year ended December 31, 2024 of $12.4 million resulted from cash outflows due to net loss of $30.9 million, adjusted for $28.6 million of non-cash items and cash outflows from changes in operating assets and liabilities of $10.1 million. The decrease in net loss, net of non-cash items for the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly due to increased revenues. Net cash outflows from changes in operating assets and liabilities for year ended December 31, 2025 were primarily due to higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2025, higher inventory due to build-up related to our newly introduced products, an increase in account prepaid and other assets and a decrease in payable and accrued liabilities due to normal timing of expenses. Net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2024 were primarily due to higher accounts receivable due to timing of collections and the increase in revenue in the fourth quarter of 2024, higher inventory build-up related to our implants, partially offset by a higher accounts payable and accrued liabilities attributable to the normal course timing of expenses.
Cash Used In and Provided by Investing Activities
Net cash provided by investing activities in the year ended December 31, 2025 was $4.2 million compared to net cash used in investing activities of $12.6 million in the year ended December 31, 2024. Net cash provided by investing activities for the year ended December 31, 2025 consisted of purchases of property and equipment of $8.4 million related to individual components in instrument trays to support increased case volumes and software, offset by maturities of our marketable securities, net of purchases, of $12.6 million. Net cash used in investing activities for the year ended December 31, 2024 consisted of purchases of property and equipment of $10.5 million related to individual components in instrument trays to support increased case volumes and capitalized costs related to the lease in Santa Clara and equipment and purchases of our marketable securities, net of maturities, of $23.1 million.
Cash Provided by Financing Activities
Cash provided by financing activities in the year ended December 31, 2025 was $3.4 million resulting from proceeds of the issuance of common stock under our stock-based incentive compensation plans. Cash provided by financing activities for the year ended December 31, 2024 was $2.0 million resulting from proceeds of $2.7 million from the issuance of common stock under our stock-based incentive compensation plans, and net proceeds of $0.7 million from the refinancing of our term loan with First-Citizens.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the years 2025, 2024 and 2023 were not material. A hypothetical 100 basis point increase or decrease in foreign exchange rates during any of the periods presented would not have had a material impact on our consolidated financial statements.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned and market value on our cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments consist of cash, money market funds, and U.S. government securities. The market value of our marketable securities may decline if current market interest rates rise. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We do not make investments for trading or speculative purposes. A hypothetical increase or decrease in interest rates by 100 basis points would not have resulted in a material impact in the fair value of our net investment position as of December 31, 2025. We do not utilize derivative financial instruments to manage our interest rate risks.
With the execution of the Fourth Amendment with First-Citizens relative to the Fourth Amendment Loan Agreement, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. A hypothetical increase or decrease in interest rate by 100 basis point would not have had a material increase or decrease in interest payment during any of the periods presented.

Item 8. Financial Statements and Supplementary Data

SI-BONE, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SI-BONE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SI-BONE, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - U.S. Product Sales

As described in Note 2 to the consolidated financial statements, the majority of the Company's consolidated revenue comes from product sales where the Company’s sales representative delivers the product at the point of implantation at the hospital or medical facilities. Management recognizes the revenue from these sales upon completion of the procedure and authorization by the customer, net of rebates and price discounts. The Company also generates a small portion of revenue from the sale of products through third-party sales agents and to certain hospitals or medical facilities where the products are ordered in advance of a procedure, and management recognizes revenue upon shipment to the customers, net of rebates and price discounts. The Company’s consolidated revenue was $200.9 million for the year ended December 31, 2025, of which $191.1 million related to the U.S. product sales.

The principal consideration for our determination that performing procedures relating to revenue recognition for U.S. product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for U.S. product sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management; (ii) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos and tracing transactions not settled to a detailed listing of accounts receivable; and (iii) confirming a sample of outstanding customer invoice balances at December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, sales contracts, and proof of implantation or shipment for unpaid invoices, and obtaining invoices and subsequent cash receipts for paid invoices.

/s/PricewaterhouseCoopers LLP
San Jose, California
February 24, 2026

We have served as the Company's auditor since 2013.

SI-BONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,240	$34,948
Short-term investments	105,583	115,094
Accounts receivable, net of allowance for credit losses of $1,013 and $588, respectively	29,915	27,459
Inventory	33,897	27,074
Prepaid expenses and other current assets	4,480	3,204
Total current assets	216,115	207,779
Property and equipment, net	21,298	20,374
Operating lease right-of-use assets	1,087	1,984
Other non-current assets	55	300
TOTAL ASSETS	$238,555	$230,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,631	$6,488
Accrued liabilities and other	19,704	19,492
Operating lease liabilities, current portion	944	1,152
Total current liabilities	25,279	27,132
Long-term borrowings	35,569	35,452
Operating lease liabilities, net of current portion	175	879
Other long-term liabilities	—	10
TOTAL LIABILITIES	61,023	63,473

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 43,647,131 and 42,086,477 shares issued and outstanding, respectively	4	4
Additional paid-in capital	626,970	598,070
Accumulated other comprehensive income	816	244
Accumulated deficit	(450,258)	(431,354)
TOTAL STOCKHOLDERS’ EQUITY	177,532	166,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,555	$230,437
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$200,925	$167,178	$138,886
Cost of goods sold	41,046	35,057	29,466
Gross profit	159,879	132,121	109,420
Operating expenses:
Sales and marketing	124,224	117,054	110,254
Research and development	17,448	16,560	15,028
General and administrative	40,537	33,755	31,069
Total operating expenses	182,209	167,369	156,351
Loss from operations	(22,330)	(35,248)	(46,931)
Interest and other income (expense), net:
Interest income	6,074	7,848	6,916
Interest expense	(2,628)	(3,440)	(3,462)
Other income (expense), net	(20)	(73)	141
Net loss	(18,904)	(30,913)	(43,336)
Other comprehensive income (loss):
Unrealized gain (loss) of marketable securities	13	26	166
Changes in foreign currency translation	559	(117)	(63)
Comprehensive loss	$(18,332)	$(31,004)	$(43,233)

Net loss per share, basic and diluted	$(0.44)	$(0.75)	$(1.13)

Weighted-average number of common shares used to compute basic and diluted net loss per share	42,959,856	41,466,564	38,427,419
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	34,731,577	$3	$455,172	$232	$(357,105)	$98,302
Issuance of common stock from public offerings, net of underwriting discounts, commissions and offering costs	4,068,497	1	83,671	—	—	83,672
Issuance of common stock upon exercise of stock options, net of shares withheld	698,627	—	4,386	—	—	4,386
Issuance of common stock related to employee stock purchase plan	178,918	—	2,191	—	—	2,191
Issuance of common stock upon vesting of restricted stock units	993,077	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	22,603	—	—	—	—	—
Stock-based compensation	—	—	24,057	—	—	24,057
Foreign currency translation	—	—	—	(63)	—	(63)
Net unrealized gain on marketable securities	—	—	—	166	—	166
Net loss	—	—	—	—	(43,336)	(43,336)
Balances as of December 31, 2023	40,693,299	4	569,477	335	(400,441)	169,375
Issuance of common stock upon exercise of stock options, net of shares withheld	143,685	—	570	—	—	570
Issuance of common stock related to employee stock purchase plan	176,787	—	2,154	—	—	2,154
Issuance of common stock upon vesting of restricted stock units	1,072,706	—	—	—	—	—
Stock-based compensation	—	—	25,869	—	—	25,869
Foreign currency translation	—	—	—	(117)	—	(117)
Net unrealized gain on marketable securities	—	—	—	26	—	26
Net loss	—	—	—	—	(30,913)	(30,913)
Balances as of December 31, 2024	42,086,477	4	598,070	244	(431,354)	166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	205,722	—	1,169	—	—	1,169
Issuance of common stock related to employee stock purchase plan	192,350	—	2,207	—	—	2,207
Issuance of common stock upon vesting of restricted stock units	1,161,888	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	694	—	—	—	—	—
Stock-based compensation	—	—	25,524	—	—	25,524
Foreign currency translation	—	—	—	559	—	559
Net unrealized gain on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(18,904)	(18,904)
Balances as of December 31, 2025	43,647,131	$4	$626,970	$816	$(450,258)	$177,532
The accompanying notes are an integral part of these consolidated financial statements.

 SI-BONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(18,904)	$(30,913)	$(43,336)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	25,524	25,869	24,057
Depreciation and amortization	5,770	4,379	5,428
Accounts receivable credit losses	570	470	761
Inventory reserve	1,997	1,300	1,709
Amortization of discount and premium on marketable securities	(3,051)	(5,440)	(4,009)
Amortization of debt issuance costs	117	153	208
Loss on disposal of property and equipment	1,627	1,877	1,302
Changes in operating assets and liabilities
Accounts receivable	(3,027)	(5,840)	(2,122)
Inventory	(8,684)	(8,047)	(4,719)
Prepaid expenses and other assets	(1,030)	(2)	(762)
Accounts payable	(1,763)	1,861	(1,118)
Accrued liabilities and other	179	1,908	3,888
Net cash used in operating activities	(675)	(12,425)	(18,713)
Cash flows from investing activities
Maturities of marketable securities	205,100	228,500	137,500
Purchases of marketable securities	(192,526)	(205,380)	(189,499)
Purchases of property and equipment	(8,414)	(10,497)	(7,799)
Net cash provided by (used in) investing activities	4,160	12,623	(59,798)
Cash flows from financing activities
Proceeds from follow-on public offering, net of underwriting discounts, commissions and offering costs	—	—	83,671
Proceeds from debt financing, net of debt issuance cost	—	35,954	35,960
Repayments of debt financing	—	(36,000)	(35,275)
Final payment fee related to debt	—	(720)	—
Proceeds from the exercise of common stock options	1,169	570	4,386
Proceeds from issuance of common stock under employee stock purchase plan	2,207	2,154	2,191
Net cash provided by financing activities	3,376	1,958	90,933
Effect of exchange rate changes on cash and cash equivalents	431	(479)	132
Net increase in cash and cash equivalents	7,292	1,677	12,554
Cash and cash equivalents at
Beginning of year	34,948	33,271	20,717
End of year	$42,240	$34,948	$33,271
Supplemental disclosure of cash flow information
Cash paid for interest	$2,533	$3,346	$3,263
Noncash investing and financing activities
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$251	$449	$143
Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$495	$588	$501
The accompanying notes are an integral part of these consolidated financial statements.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a leader in developing innovative procedural solutions for compromised bone, grounded in expertise in biomechanical design and anatomy-specific innovation. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, the Company has developed a deep competency in addressing the challenges of low-density bone in the sacrum. With its additive manufacturing, or 3D-printing, experience developed in sacroiliac fusion, the Company has established a technology platform that now extends to meet critical unmet needs in thoracolumbar fixation and fusion and pelvic trauma.
Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse 3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, and iFuse INTRA and iFuse TORQ TNT in 2024. In the United States, iFuse, iFuse 3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In Europe, iFuse, iFuse 3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation.
Risks and Uncertainties
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the United States are immaterial. The following table summarizes the Company's revenue by geography:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
United States	$191,079	$158,416	$130,621
International	9,846	8,762	8,265
	$200,925	$167,178	$138,886
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
Cash and Cash Equivalents

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. The allowance for credit losses is based on our assessment of the collectability of accounts. Management elects the practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Management regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable are written-off and charged against an allowance for credit losses when the Company has exhausted collection efforts without success.
The movement in the allowance for credit losses was as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$588	$1,118	$400
Provision	570	470	761
Write-offs	(145)	(1,000)	(43)
Balance at end of year	$1,013	$588	$1,118
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets (or asset group) may not be fully recoverable. Whenever events or changes in circumstances suggest that the carrying amount of long-lived assets may not be recoverable, the Company estimates the future cash flows expected to be generated by the assets (or asset group) from its use or eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Significant management judgment is required in the grouping of long-lived assets and forecasts of future operating results that are used in the discounted cash flow method of valuation. For the years ended December 31, 2025, 2024, and 2023 the Company has not experienced impairment losses on its long-lived assets.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Warranty
The Company has a warranty program that provides a purchaser a one-time replacement of any iFuse implant at no additional cost for a revision procedure within a one-year period following the original procedure and is accounted for as a warranty accrual. The Company also provides a purchaser with a one-time credit equal to the purchase price paid for use on future purchases for any revision procedure within the one-year period following an original procedure where an implant is not required. The warranty is not priced or sold separately and is intended to safeguard the customer against defects and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted as a service type warranty, which could represent a separate performance obligation. The Company accounts for these one-time credits as sales reserves and is included in accrued liabilities and other in the consolidated balance sheets. Sales and warranty reserves from the warranty program were immaterial as of December 31, 2025 and 2024.
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
Advertising Expenditures
The cost of advertising is expensed as incurred and is included under sales and marketing expense in the consolidated statements of operations. Advertising expenses were $0.5 million, $0.5 million and $1.1 million for the years ended December 31, 2025, 2024, and 2023 respectively.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 provides updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2025-12 on its disclosures.
In November 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”). ASU 2025-11 provides additional guidance on interim disclosure requirements and improves the navigability of the requirements. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028 and for interim periods within fiscal years beginning after December 15, 2029. The Company is currently evaluating the impact of ASU 2025-11 on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 makes targeted improvements to the accounting for internal-use software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2025-06 on its accounting for internal developed software and related disclosures.
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
The table below summarizes the marketable securities:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	4,999	1	—	5,000
Cash equivalents	33,523	1	—	33,524

U.S. treasury securities	101,371	100	—	101,471
U.S. agency bonds	4,109	3	—	4,112
Short-term investments	105,480	103	—	105,583
Total marketable securities	$139,003	$104	$—	$139,107

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$27,326	$—	$—	$27,326
Cash equivalents	27,326	—	—	27,326

U.S. treasury securities	112,649	91	(2)	112,738
U.S. agency bonds	2,355	1	—	2,356
Short-term investments	115,004	92	(2)	115,094
Total marketable securities	$142,330	$92	$(2)	$142,420
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of December 31, 2025 and 2024, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets during the years ended December 31, 2025 and 2024.
The Company elected to present accrued interest receivable separately from short-term investments on its consolidated balance sheets. Accrued interest receivables were $0.5 million and $0.3 million as of December 31, 2025 and 2024, respectively, and were recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the years ended December 31, 2025, 2024, and 2023.

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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	106,471	—	—	106,471
U.S. agency bonds	—	4,112	—	4,112
Total marketable securities	$134,995	$4,112	$—	$139,107

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$27,326	$—	$—	$27,326
U.S. treasury securities	112,738	—	—	112,738
U.S. agency bonds	—	2,356	—	2,356
Total marketable securities	$140,064	$2,356	$—	$142,420
5. Balance Sheet Components
Inventory
As of December 31, 2025, inventory consisted of finished goods of $29.9 million and work-in-progress and components of $4.0 million. As of December 31, 2024, inventory consisted of finished goods of $24.0 million and work-in-progress and components of $3.1 million.
Property and Equipment, net:

	December 31, 2025	December 31, 2024
	(in thousands)
Instrument trays	$25,733	$23,158
Machinery and equipment	3,242	3,188
Construction in progress	5,901	6,212
Computer and office equipment	4,710	3,098
Leasehold improvements	3,873	3,873
Furniture and fixtures	386	386
	43,845	39,915
Less: Accumulated depreciation and amortization	(22,547)	(19,541)
	$21,298	$20,374

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.8 million and software costs of $0.1 million. As of December 31, 2024, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.6 million and software costs of $0.6 million. Depreciation expense was $5.8 million, $4.4 million and $5.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued Liabilities and Other:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued compensation and related expenses	$13,902	$13,914
Accrued royalty	2,448	2,054
Accrued professional services	1,196	1,202
Accrued rebates	1,279	1,384
Others	879	938
	$19,704	$19,492
6. Commitments and Contingencies
Operating Leases
The Company has a non-cancelable operating lease for an office building space, located in Santa Clara, California, with an original lease period expiring in May 2025. On July 18, 2024, the Company extended the term of the lease for an additional period of fourteen months commencing on June 1, 2025 and expiring in July, 2026.
The Company also has non-cancelable leases for a building used for research and development and warehouse space in Santa Clara, California which expires in October 2026, and office building space in Gallarate, Italy which expires in August 2027.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2026 to 2028.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Operating lease expense	$1,264	$1,379
Variable lease expense	531	667
Total lease expense	$1,795	$2,046

Cash paid for amounts included in the measurement of operating lease liabilities	$1,281	$1,558
Leased assets obtained in exchange for new operating lease liabilities	$251	$449

Weighted average remaining lease term (in years)	1.20	1.76
Weighted average discount rate	6.95%	7.15%
Future minimum lease payments under non-cancelable operating leases as of December 31, 2025 was as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending December 31,	(in thousands)
2026	$977
2027	116
2028	68
2029	—
2030	—
Thereafter	—
Total operating lease payments	$1,161
Less: imputed interest	(42)
Total operating lease liabilities	$1,119
As of December 31, 2025, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $4.3 million and $0.4 million as of December 31, 2025 and 2024, respectively.
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
7. Borrowings
Term Loan

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	December 31, 2025	December 31, 2024
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(431)	(548)
Outstanding debt, net of debt issuance costs and unaccreted value of final fee	$35,569	$35,452
Classified as:
Long-term borrowings	$35,569	$35,452
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the "Original Loan Agreement") entered into by the Company with Silicon Valley Bank, a California corporation (“SVB”). Pursuant to the Original Loan Agreement, we borrowed a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the "First Amendment" and with the Original Loan Agreement, collectively the "Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, the Company borrowed a new term loan in the aggregate principal amount of $36.0 million(the "First Amendment Term Loan"), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB ("First Citizens") to further amend our Amended Loan Agreement (the “Second Amendment” and together with the Amended Loan Agreement, collectively, the “Second Amended Loan Agreement”). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with First-Citizens to further amend our Second Amended Loan Agreement (the “Third Amendment” and together with the Second Amended Loan Agreement, collectively, the “Third Amended Loan Agreement”). Upon entry into the Third Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million First Amendment Term Loan. The Company also paid a final payment fee of $0.7 million due related to such prior First Amendment Term Loan. The Third Amendment sets the maturity date for the Third Amendment Term Loan as September 1, 2029 (the “Third Amendment Term Loan Maturity Date”), set the first principal repayment due date for the Third Amendment Term Loan to October 1, 2027; which date will, upon the achievement of the Performance Milestone (as defined in the Third Amendment), become October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ Prime Rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment revised certain provisions related to financial covenants and the periods in which such covenants apply.
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
On September 25, 2025, the Company entered into a Fourth Amendment to Loan and Security Agreement with First-Citizens to further amend our Third Amended Loan Agreement (the “Fourth Amendment” and together with the Third Amended Loan Agreement, collectively, the “Fourth Amended Loan Agreement”). The Fourth Amendment revised the periods in which the financial covenants applied.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective interest rates were 7.2%, 9.1% and 9.0% for the years ended December 31, 2025, 2024, and 2023 respectively.
The table below summarizes the future principal payments under the Fourth Amendment Loan Agreement as of December 31, 2025:

Year ending December 31,	(in thousands)
2026	$—
2027	6,000
2028	18,000
2029	12,000
Total principal payments	$36,000
The Fourth Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of December 31, 2025, the Company was in compliance with all debt covenants.
8. Warrants
In 2025, a warrant holder exercised warrants, and the Company issued 694 net shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms. The table below summarizes common stock warrants issued and outstanding as of December 31, 2025:

Date		Outstanding Balance at December 31, 2024	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at December 31, 2025
Issuance	Expiration
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
10/20/2015	10/20/2025	41,650	$16.47	—	(27,767)	(13,883)	—
11/09/2015	11/09/2025	25,709	$16.47	—	(17,140)	(8,569)	—
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		78,459		—	(44,907)	(22,452)	11,100

9. Common and Preferred Stock
The Company's amended and restated certificate of incorporation as last amended in June 2024, authorizes the Company to issue 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having a par value of $0.0001. Common stock issued and outstanding as of December 31, 2025 and 2024 were 43,647,131 shares and 42,086,477 shares, respectively. As of December 31, 2025 and 2024, there was no preferred stock issued and outstanding.
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

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The number of shares of common stock reserved for issuance under the 2018 EIP will automatically increase on January 1 of each year, beginning January 1, 2019, and continuing through and including January 1, 2028, by 5% of the total number of shares of the Company's capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company's Board of Directors. As of December 31, 2025, a total of 5,956,022 shares of common stock are available for future grants under the 2018 EIP. On January 1, 2026, the total number of shares of common stock reserved for issuance under the 2018 EIP automatically increased by 2,182,356 shares.
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
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2025 and 2024:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	1,041,131	$10.98
Exercised	(205,722)	$5.68
Canceled and forfeited	(32,237)	$19.87
Outstanding as of December 31, 2025	803,172	$11.99	2.04	$6,826
Options vested and exercisable as of December 31, 2025	803,172	$11.99	2.04	$6,826
Options vested and expected to vest as of December 31, 2025	803,172	$11.99	2.04	$6,826
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 amounted to $2.5 million, $1.6 million and $11.7 million, respectively, representing the difference between the fair value of the Company's common stock at the date of exercise and the exercise price paid. The aggregate intrinsic values of options outstanding, options vested and exercisable, and options vested and expected to vest as of December 31, 2025 represents the difference between the exercise price and the closing price of the Company’s common stock on the last trading day of the year.
Outstanding options and exercisable options information by range of exercise prices as of December 31, 2025 was as follows:

Exercise Price			Options Outstanding			Options Vested and Exercisable
			Number of Shares	Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.32	-	$4.59	126,587	0.57	$4.33	126,587	$4.33
$4.60	-	$5.31	245,992	1.30	$4.68	245,992	$4.68
$5.32	-	$18.10	147,172	2.59	$11.81	147,172	$11.81
$18.11	-	$20.51	14,427	3.12	$18.78	14,427	$18.78
$20.52	-	$22.00	268,994	3.04	$22.00	268,994	$22.00
			803,172	2.04	$11.99	803,172	$11.99
There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, there is no unrecognized compensation cost related to stock options.

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

	Year Ended December 31,
	2025			2024			2023
Expected volatility of common stock	49.0%	to	57.0%	47.0%	to	59.0%	58.0%	to	73.0%
Expected volatility of peer companies	30.0%	to	126.0%	29.0%	to	97.0%	33.0%	to	141.0%
Correlation coefficient of peer companies	0.05	to	1.00	(0.01)	to	1.00	(0.15)	to	1.00
Risk-free interest rate	4.1%	to	4.2%	4.1%	to	4.7%	3.9%	to	5.0%
Dividend yield	—%	to	1.0%	0.6%	to	4.7%	—%	to	1.3%
The following table summarizes RSU and PSU activity for the years ended December 31, 2025 and 2024:

	RSUs		PSUs
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,884,640	$18.47	610,541	$16.47
Granted	1,359,244	$16.77	337,110	$15.89
Vested	(1,041,733)	$18.59	(120,155)	$15.75
Canceled and forfeited	(285,570)	$17.86	(42,039)	$19.50
Outstanding as of December 31, 2025	1,916,581	$17.30	785,457	$16.17
The total fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $19.4 million, $20.5 million, and $20.3 million, respectively. The total fair value of PSUs vested during the years ended December 31, 2025, 2024, and 2023 was $1.9 million, $1.5 million, and $0.5 million, respectively. As of December 31, 2025, the unrecognized compensation cost related to the RSUs was $24.9 million, which is expected to be recognized over a period of approximately 2.4 years. As of December 31, 2025, the unrecognized compensation cost related to the PSUs was $3.8 million, which is expected to be recognized over a period of approximately 1.7 years.
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
As of December 31, 2025, a total of 1,677,236 shares of common stock are available for future grants under the ESPP. On January 1, 2026, the total number of shares of common stock reserved for issuance under the ESPP Plan increased by 436,471 shares.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. The Company issued 192,350 shares, 176,787 shares, and 178,918 shares under the ESPP during the years ended December 31, 2025, 2024, and 2023, respectively, representing $2.2 million in employee contributions for each year. For each of the years ended December 31, 2025 and 2024, total accumulated ESPP related employee payroll deductions amounted to $0.3 million for each year, which were included within accrued compensation and related expenses in the consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.9 million, $0.9 million, and $1.0 million, respectively, of stock-based compensation expense related to ESPP. As of December 31, 2025, the unrecognized compensation cost for the ESPP was $0.4 million, which is expected to be recognized over a period of approximately 0.4 years.
The Company estimated the fair value of ESPP purchase rights during the offering period using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2025			2024			2023
Expected term (years)	0.5			0.5			0.5
Expected volatility	47.4%	to	53.7%	41.9%	to	57.9%	41.9%	to	54.4%
Risk-free interest rate	3.81%	to	4.30%	4.44%	to	5.41%	5.26%	to	5.38%
Dividend yield	—%			—%			—%
Stock-Based Compensation
The following table sets forth stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of goods sold	$610	$932	$672
Sales and marketing	$9,260	10,654	10,931
Research and development	$3,166	3,270	2,933
General and administrative	$12,488	11,013	9,521
	$25,524	$25,869	$24,057
11. Employee Benefit Plan
The Company sponsors a 401(k) plan covering all employees. Contributions made by the Company are discretionary and are determined annually by the Board of Directors. Effective January 1, 2025, the Company made a discretionary matching contribution equal to dollar for dollar employee contribution, up to 3% eligible compensation of the employee, with a maximum annual contribution from the Company of three thousand dollars per employee.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Loss Per Share of Common Stock
The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except share and per share data)
Net loss	$(18,904)	$(30,913)	$(43,336)

Weighted-average shares used to compute basic and diluted net loss per share	42,959,856	41,466,564	38,427,419

Net loss per share, basic and diluted	$(0.44)	$(0.75)	$(1.13)
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

	Year Ended December 31,
	2025	2024	2023
Stock options	803,172	1,041,131	1,188,708
Restricted stock units	2,702,038	2,495,181	2,284,912
ESPP purchase rights	82,805	145,509	102,172
Common stock warrants	11,100	78,459	85,139
	3,599,115	3,760,280	3,660,931
13. Income Taxes
The components of the Company’s loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(19,093)	$(31,082)	$(43,491)
Foreign	189	169	155
Loss before income taxes	$(18,904)	$(30,913)	$(43,336)
There was no provision for income taxes recorded for the years ended December 31, 2025, 2024 and 2023. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets. The Company periodically evaluates the realizability of its net deferred tax assets based on the expected realization and is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
The components of deferred income taxes are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Federal	$1,587	$(5,080)
State	462	(1,002)
Foreign	17	70
Total deferred income taxes	2,066	(6,012)
Change in deferred tax valuation allowance	(2,066)	6,012
Net deferred income tax	$—	$—

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to prospectively adopt ASU 2023-09. The following table is a reconciliation of the total income tax expense computed at the U.S. federal statutory rate of 21% to the Company’s total income tax expense for the year ended December 31, 2025, in accordance with ASU 2023-09:

	December 31, 2025
	(in thousands)
U.S. Federal Statutory Tax Rate	$(3,970)	21.0%
Tax credits (research and development tax credits)	(540)	2.9%
Changes in valuation allowances	(1,587)	8.4%
Nontaxable or nondeductible items
Share-based payment awards	5,867	(31.0)%
Meals and entertainment	244	(1.4)%
Other	(14)	0.1%
Effective Tax Rate	$—	—%
The following table is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to ASU 2023-09:

	December 31, 2024	December 31, 2023
Tax at statutory rate	21.0%	21.0%
State Tax, net of federal benefit	3.3%	4.3%
Tax credits	2.0%	1.3%
Change in deferred tax valuation allowance	(19.5)%	(28.7)%
Stock compensation	(2.9)%	3.0%
Foreign rate differences	(0.2)%	2.1%
Reversal of nontaxable or nondeductible items	(1.3)%	(2.1)%
Nondeductible executive compensation	(1.3)%	(0.3)%
Other	(1.1)%	(0.6)%
Total income tax expense	—%	—%
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are as follows:

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$90,824	$89,592
Research and development credits	7,124	6,279
Accruals and reserves	5,218	4,506
Stock compensation	1,668	3,693
Depreciation and amortization	(220)	144
Operating lease liabilities	273	511
Interest limitation	1,662	2,584
Capitalized research and development	4,872	6,413
Total deferred tax assets	111,421	113,722

Deferred tax liabilities:
Operating lease right-of-use assets	(265)	(500)
Total deferred tax liabilities	(265)	(500)

Less: Valuation allowance	(111,156)	(113,222)
Total deferred tax assets, net of valuation allowance	$—	$—
The following table summarizes changes in the valuation allowance for the year ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Beginning Balance	$113,222	$107,210	$94,776
Change during the period	(2,066)	6,012	12,434
Ending Balance	111,156	113,222	107,210
As of December 31, 2025 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $357.0 million and $274.4 million, respectively. The federal net operating loss carryforwards will begin to expire in 2029, and the state operating loss carryforwards began to expire in 2025.
As of December 31, 2025 the Company also had federal and California tax credit carryforwards of approximately $6.3 million and $5.0 million, respectively. The federal tax credit carryforward will begin to expire in 2029, and the state credits carryforward indefinitely.
Utilization of the Company's net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
be taken on an income tax return. The changes in the Company’s uncertain income tax positions for the years ended December 31, 2025, 2024, and 2023 consisted of the following:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of the year	$3,024	$2,629	$2,944
Decrease related to tax positions taken prior to current year	(15)	(43)	(726)
Increase related to current year's tax positions	413	438	411
Balance at end of the year	$3,422	$3,024	$2,629
The Company has elected to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has no accrued interest at December 31, 2025 and 2024 for payment of interest related to unrecognized tax benefits. None of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate for the years ended December 31, 2025, 2024, and 2023. The Company does not anticipate the total amounts of unrecognized tax benefits will significantly increase or decrease in the next 12 months.
The Company files U.S. and state income tax returns with varying statutes of limitations. The Company is currently under tax examination for tax year 2023. The Company has no state or foreign tax examinations in progress nor has it had any state examinations since inception. The tax years from 2024 forward remain open to examination due to the carryover of unused net operating losses and tax credits.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended December 31, 2025.

SI-BONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Subsequent Events
On February 20, 2026, the Company and Orchard Commons, LLC (“Landlord”) entered into a Lease Agreement (the “Lease”). The Lease is for 50,485 square feet of office space located at 88 West Plumeria Drive, San Jose, California, the Company’s corporate headquarters. Pursuant to the Lease, the base rent is $128,737 per month subject to annual increases. The Company shall not be required to pay monthly base rent for the first six months. The term of the lease is for 102 months. The Company is required to pay its share of operating expenses and taxes.

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
As of December 31, 2025, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our CEO and our CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in "Internal Control-Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm, PricewaterhouseCoopers LLP, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name of Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold		Total Shares of Common Stock to be Purchased	Expiration Date
Anshul Maheshwari, Chief Operating Officer & Chief Financial Officer	Adoption	December 17, 2025	X		102,248	(1)		March 31, 2027

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) (a) up to 31,645 shares of common stock held by Mr. Maheshwari; (b) up to 47,634 shares of common stock subject to restricted stock unit awards (RSUs) previously granted to Mr. Maheshwari that may vest and be released to him on or before March 31, 2027 upon satisfaction of the applicable service-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such RSUs; and (c) up to 22,969 shares of common stock subject to performance-based restricted stock unit awards (PSUs) previously granted to Mr. Maheshwari that may vest and be released to him on or before March 31, 2027 upon satisfaction of the applicable performance-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such PSUs. The actual number of shares of common stock that may vest and be released to Mr. Maheshwari upon satisfaction of the applicable performance-based vesting conditions pursuant to the PSUs is not yet determinable. Moreover, the actual number of share that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.
None of the Company’s other directors or officers adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2025.
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
Item 11. Executive Compensation.
The information required by this item will be incorporated by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be incorporated by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be incorporated by reference to the 2026 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be incorporated by reference to the i 2026 Proxy Statement.

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
3. Exhibits
The following exhibits, as required by Item 601 of Regulation S-K are attached or incorporated by reference as stated below.

EXHIBIT INDEX

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2.
4.3	Description of SI-BONE, Inc. Common Stock	10-Q	001-38701	4.3	5/5/2020
10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-227445	10.1	9/20/2018
10.2+	2008 Stock Plan and forms of agreements thereunder	S-1/A	333-227445	10.2	10/5/2018
10.3+	2018 Equity Incentive Plan	S-1/A	333-227445	10.3	10/5/2018
10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the 2018 Equity Incentive Plan	S-1/A	333-227445	10.4	10/5/2018
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan	10-Q	001-38701	10.1	11/8/2022
10.6+	2018 Employee Stock Purchase Plan	S-1/A	333-227445	10.6	10/5/2018
10.7+	Offer Letter Agreement, dated December 15, 2009, between the Registrant and Jeffrey W. Dunn	S-1	333-227445	10.7	9/20/2018
10.8+	Offer Letter Agreement, dated June 19, 2016, between the Registrant and Anthony J. Recupero	S-1	333-227445	10.18	9/20/2018
10.9+	Consulting Agreement between the Registrant and Anthony J. Recupero, effective as of February 16, 2026	10-Q	001-38701	10.3	8/5/2025
10.10+	Anthony J. Recupero's retirement letter dated July 31, 2025	10-Q	001-38701	10.4	8/5/2025
10.11	Amended and Restated Investors’ Rights Agreement, dated June 2, 2016, by and among the Registrant and the parties thereto, as amended on October 4, 2018	S-1/A	333-227445	10.21	10/5/2018
10.12+	Amendment to Restricted Stock Units of Laura Francis	10-Q	001-38701	10.2	11/12/2019

10.13+	Amendment to Offer Letter with Jeffrey Dunn	8-K	001-38701	10.1	1/7/2021
10.14+	2025 Non-Employee Directors' Compensation Policy	10-Q	001-38701	10.2	8/05/2025
10.15+	SI-BONE, Inc. Severance Benefit Plan and Form of Participation Agreement	10-K	001-38701	10.24	3/10/2021
10.16+	Offer Letter Agreement, dated March 4, 2021, between the Registrant and Mika Nishimura	10-Q	001-38701	10.3	5/4/2021
10.17+	Consulting Agreement by and among the Registrant, Daniel Wolf and Convergence Bio Advisors LLC, dated November 6, 2025	10-Q	001-38701	10.5	11/10/2025
10.18	Office Lease Agreement, dated February 2, 2018, between the Registrant and Bixby SPE Finance 11, LLC, as amended on April 16, 2018	S-1	333-227445	10.21	9/20/2018
10.19*#	Office Lease Agreement, dated February 20, 2026, between the Registrant and Orchard Commons, LLC.
10.20	Loan and Security Agreement, dated August 12, 2021, between the Registrant and Silicon Valley Bank	10-Q	001-38701	10.1	11/9/2021
10.21+	Second Amendment to the Offer Letter Agreement and Severance Plan Participation Agreement with Jeffrey Dunn	10-Q	001-38701	10.2	11/9/2021
10.22+	Offer Letter Agreement, dated April 20, 2021, between the Registrant and Anshul Maheshwari	8-K	001-38701	10.1	4/20/2021
10.23+	Second Amended and Restated Participation Agreement dated May 5, 2025, between the Registrant and Laura Francis	10-Q	001-38701	10.1	5/6/2025
10.24+	Form of Performance-Based Restricted Stock Unit Agreement	10-Q	001-38701	10.2	11/8/2022
10.25#	First Amendment to Loan and Security Agreement, dated January 6, 2023 between the Registrant and Silicon Valley Bank	10-K	001-38701	10.29	3/2/2023
10.26	Letter Agreement, dated March 24, 2023 between the Registrant and Silicon Valley Bridge Bank	10-Q	001-38701	10.20	5/2/2023
10.27+	Performance Stock Unit Grants to Executive Officers or Key Executives	8-K	001-38701	Item 5.02	1/10/2022
10.28#	Second Amendment to Loan and Security Agreement, dated January 25, 2024 between the Registrant and Silicon Valley Bank	10-K	001-38701	10.26	2/27/2024
10.29#	Manufacture and Supply Agreement, dated February 23, 2024, between the Registrant and RMS Company	10-K	001-38701	10.27	2/27/2024
10.30	Second Amendment to Lease Agreement, dated July 17, 2024, between the Registrant and Bixby SPE Finance 11, LLC	8-K	001-38701	10.1	7/19/2024
10.31#	Third Amendment to Loan and Security Agreement, dated November 8, 2024, between the Registrant and Silicon Valley Bank	10-Q	001-38701	10.2	11/12/2024
10.32+	Offer Letter Agreement dated April 17, 2024, between the Registrant and Thomas A. West	10-K	001-38701	10.28	2/25/2025
10.33+	Form of Financial Performance-Based Restricted Stock Unit Agreement	10-K	001-38701	10.29	2/25/2025
10.34#	Amendment No. 1 to Manufacture and Supply Agreement, dated August 1, 2025, between the Registrant and RMS Company	10-Q	001-38701	10.5	8/5/2025
10.35#	Fourth Amendment to Loan and Security Agreement, dated September 25, 2025 between the Registrant and Silicon Valley Bank	10-Q	001-38701	10.4	11/10/2025
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in the signature page of this report)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	2023 Recoupment (Clawback) Policy	10-K	001-38701	97.1	2/27/2024
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SI-BONE, Inc.

Date: February 24, 2026	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date: February 24, 2026	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
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

Signature	Title	Date

/s/ Laura A. Francis	Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)	February 24, 2026
Laura A. Francis

/s/ Anshul Maheshwari	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Anshul Maheshwari

/s/ Timothy E. Davis, Jr.	Director	February 24, 2026
Timothy E. Davis, Jr.

/s/ Jeffrey W. Dunn	Chairman of the Board of Directors	February 24, 2026
Jeffrey W. Dunn

/s/ John G. Freund, M.D.	Director	February 24, 2026
John G. Freund, M.D.

/s/ Jeryl L. Hilleman	Director	February 24, 2026
Jeryl L. Hilleman

/s/ Gregory K. Hinckley	Director	February 24, 2026
Gregory K. Hinckley

/s/ Mika Nishimura	Director	February 24, 2026
Mika Nishimura

/s/ Thomas A. West	Director	February 24, 2026
Thomas A. West