Form 10-Q
period 2026-03-31
SI-BONE, Inc.
filed 2026-05-11
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 44,349,283 as of May 6, 2026.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these identifying words. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements include, but are not limited to, statements about the following:
•our expectation that a significant portion of our revenues will be derived from sales of similar products addressing the spinopelvic anatomy;
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

Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, together with any updates in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of their date. We caution investors that our business and financial performance are subject to substantial risks and uncertainties. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$33,535	$42,240
Short-term investments	111,148	105,583
Accounts receivable, net of allowance for credit losses of $1,062 and $1,013, respectively	30,961	29,915
Inventory	35,534	33,897
Prepaid expenses and other current assets	3,542	4,480
Total current assets	214,720	216,115
Property and equipment, net	20,455	21,298
Operating lease right-of-use assets	7,326	1,087
Other non-current assets	217	55
TOTAL ASSETS	$242,718	$238,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,761	$4,631
Accrued liabilities and other	14,068	19,704
Operating lease liabilities, current portion	658	944
Total current liabilities	21,487	25,279
Long-term borrowings	35,599	35,569
Operating lease liabilities, net of current portion	6,690	175
TOTAL LIABILITIES	63,776	61,023

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,201,473 and 43,647,131 shares issued and outstanding, respectively	4	4
Additional paid-in capital	633,029	626,970
Accumulated other comprehensive income	501	816
Accumulated deficit	(454,592)	(450,258)
TOTAL STOCKHOLDERS’ EQUITY	178,942	177,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$242,718	$238,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$52,588	$47,290
Cost of goods sold	10,644	9,595
Gross profit	41,944	37,695
Operating expenses:
Sales and marketing	32,808	30,681
Research and development	4,192	4,534
General and administrative	10,037	9,960
Total operating expenses	47,037	45,175
Loss from operations	(5,093)	(7,480)
Interest and other income (expense), net:
Interest income	1,350	1,592
Interest expense	(592)	(662)
Other income (expense)	1	8
Net loss	$(4,334)	$(6,542)
Other comprehensive income (loss):
Changes in foreign currency translation	(160)	157
Unrealized loss on marketable securities	(155)	(81)
Comprehensive loss	$(4,649)	$(6,466)

Net loss per share, basic and diluted	$(0.10)	$(0.15)

Weighted-average number of common shares used to compute basic and diluted net loss per share	43,959,760	42,337,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	43,647,131	$4	$626,970	$816	$(450,258)	$177,532
Issuance of common stock upon exercise of stock options, net of shares withheld	7,346	—	34	—	—	34
Issuance of common stock upon vesting of restricted stock units	546,996	—	—	—	—	—
Stock-based compensation		—	6,025	—	—	6,025
Foreign currency translation		—	—	(160)	—	(160)
Net unrealized loss on marketable securities		—	—	(155)	—	(155)
Net loss	—	—	—	—	(4,334)	(4,334)
Balance as of March 31, 2026	44,201,473	$4	$633,029	$501	$(454,592)	$178,942

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244	$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—	—	—
Stock-based compensation	—	—	6,663	—	—	6,663
Foreign currency translation	—	—	—	157	—	157
Net unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	$4	$604,836	$320	$(437,896)	$167,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,334)	$(6,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,025	6,663
Depreciation and amortization	1,617	1,278
Accounts receivable credit losses	90	91
Amortization of discount and premium on marketable securities	(564)	(916)
Inventory reserve	388	394
Amortization of debt issuance costs	29	29
Loss on disposal of property and equipment	332	287
Changes in operating assets and liabilities:
Accounts receivable	(1,142)	552
Inventory	(2,038)	(3,767)
Prepaid expenses and other assets	777	494
Accounts payable	2,098	952
Accrued liabilities and other	(5,640)	(4,426)
Net cash used in operating activities	(2,362)	(4,911)
Cash flows from investing activities
Maturities of marketable securities	46,130	60,000
Purchases of marketable securities	(51,285)	(47,298)
Purchases of property and equipment	(1,077)	(2,072)
Net cash (used in) provided by investing activities	(6,232)	10,630
Cash flows from financing activities
Proceeds from the exercise of stock options	34	103
Net cash provided by financing activities	34	103
Effect of exchange rate changes on cash and cash equivalents	(145)	417
Net increase (decrease) in cash and cash equivalents	(8,705)	6,239
Cash and cash equivalents at
Beginning of period	42,240	34,948
End of period	$33,535	$41,187

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$525	$815
Right-of-use asset obtained in exchange for a lease liability	$6,579	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in Santa Clara, California. The Company is a leader in developing and commercializing differentiated solutions targeting surgical and interventional procedures for patients with compromised bone. Since building solutions targeting the sacroiliac joint, the Company has expanded its platform to address adjacent indications, including spinopelvic fixation and pelvic trauma, leveraging its expertise in biomechanical design and anatomy-specific innovation.
Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse 3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, iFuse INTRA and iFuse TORQ TNT in 2024, and iFuse INTRA Ti in 2026. In the United States, iFuse, iFuse 3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In Europe, iFuse, iFuse 3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation. iFuse TORQ TNT is CE marked for uses similar to those in the US.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments that are necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026 (the “2025 Annual Report”).
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
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the 2025 Annual Report. There have been no material changes to these accounting policies.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
United States	$49,302	$44,836
International	3,286	2,454
	$52,588	$47,290
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
The table below summarizes the marketable securities:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,974	$—	$—	$28,974
Cash equivalents	28,974	—	—	28,974

U.S. treasury securities	96,426	7	(35)	96,398
Corporate bonds	3,010	—	(2)	3,008
Commercial paper	11,763	—	(21)	11,742
Short-term investments	111,199	7	(58)	111,148
Total marketable securities	$140,173	$7	$(58)	$140,122

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	4,999	1	—	5,000
Cash equivalents	33,523	1	—	33,524

U.S. treasury securities	101,371	100	—	101,471
U.S. agency bonds	4,109	3	—	4,112
Short-term investments	105,480	103	—	105,583
Total marketable securities	$139,003	$104	$—	$139,107
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of March 31, 2026 and December 31, 2025, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.6 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the three months ended March 31, 2026 or year ended December 31, 2025.
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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,974	$—	$—	$28,974
U.S. treasury securities	96,398	—	—	96,398
Corporate bonds	—	3,008	—	3,008
Commercial paper	—	11,742	—	11,742
Total marketable securities	$125,372	$14,750	$—	$140,122

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	106,471	—	—	106,471
U.S. agency bonds	—	4,112	—	4,112
Total marketable securities	$134,995	$4,112	$—	$139,107

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. Balance Sheet Components
Inventory
As of March 31, 2026, inventory consisted of finished goods of $31.9 million and work-in-progress and components of $3.6 million. As of December 31, 2025, inventory consisted of finished goods of $29.9 million and work-in-progress and components of $4.0 million.
Property and Equipment, net:

	March 31, 2026	December 31, 2025
	(in thousands)
Instrument trays	$26,540	$25,733
Machinery and equipment	3,239	3,242
Construction in progress	5,643	5,901
Computer and office equipment	4,906	4,710
Leasehold improvements	3,873	3,873
Furniture and fixtures	386	386
	44,587	43,845
Less: Accumulated depreciation and amortization	(24,132)	(22,547)
	$20,455	$21,298

As of March 31, 2026, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.3 million and software costs of $0.3 million. As of December 31, 2025, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.8 million and software costs of $0.1 million. Depreciation expense was $1.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Liabilities and Other:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued compensation and related expenses	$8,051	$13,902
Accrued royalty	2,306	2,448
Accrued rebates	1,141	1,279
Accrued professional services	1,557	1,196
Others	1,013	879
	$14,068	$19,704
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Balance at beginning of period	$1,013	$588
Provision	90	570
Write-offs	(41)	(145)
Balance at end of period	$1,062	$1,013

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. Commitments and Contingencies
Operating Leases
In February 2026, the Company entered into a lease for 50,485 square feet of office space in San Jose, California, with a lease term of 102 months with one five-year option to extend the term of the lease. The monthly base rent is $128,737 and is subject to annual increases. The Company is not required to pay monthly base rent for the first six months. Under the terms of the lease, the Company expects to receive up to $3.8 million from the landlord as reimbursement for qualifying costs incurred in connection with the Company’s construction of tenant improvements. During the three months ended March 31, 2026, the Company recorded a right-of-use asset of $6.6 million and a lease liability of $6.5 million related to the lease. As of March 31, 2026, lease payments have not yet commenced for the lease.
The Company also has a non-cancelable operating lease for an office building space, located in Santa Clara, California, with an original lease period expiring in May 2025. On July 18, 2024, the Company extended the term of the lease for an additional period of fourteen months commencing on June 1, 2025 and expiring July 31, 2026.
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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$414	$311
Variable lease expense	192	210
Total lease expense	$606	$521

Cash paid for amounts included in the measurement of operating lease liabilities	$460	$386
Leased assets obtained in exchange for new operating lease liabilities	$6,579	$—

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	8.13	1.20
Weighted average discount rate	6.29%	6.95%

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Future minimum lease payments under non-cancelable operating leases as of March 31, 2026 was as follows:

Year Ending December 31,	(in thousands)
Remainder of 2026	$649
2027	1,159
2028	1,673
2029	1,651
2030	1,701
Thereafter	7,817
Total operating lease payments	14,650
Less: imputed interest and tenant improvement allowance	(7,302)
Total operating lease liabilities	$7,348

As of March 31, 2026, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $4.3 million as of March 31, 2026 and December 31, 2025.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	March 31, 2026	December 31, 2025
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(401)	(431)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,599	$35,569
Classified as:
Long-term borrowings	$35,599	$35,569
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the "Original Loan Agreement") entered into by the Company with Silicon Valley Bank, a California corporation ("SVB"). Pursuant to the Original Loan Agreement, the Company borrowed a term loan in the aggregate principal amount of $35.0 million to the Company (the “Original Term Loan”).
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the "First Amendment" and with the Original Loan Agreement, collectively the "Amended Loan Agreement"). Upon entry into the Amended Loan Agreement, the Company borrowed a new term loan in the aggregate principal amount of $36.0 million (the "First Amendment Term Loan"), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line”). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
On January 25, 2024, the Company entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB ("First Citizens") to further amend our Amended Loan Agreement (the "Second Amendment" and together with the Amended Loan Agreement, collectively, the "Second Amended Loan Agreement"). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, the Company entered into a Third Amendment to the Loan and Security Agreement with First-Citizens to further amend our Second Amended Loan Agreement (the "Third Amendment" and together with the Second Amended Loan Agreement, collectively, the "Third Amended Loan Agreement"). Upon entry into the Third Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the "Third Amendment Term Loan"), which was substantially used to refinance and repay in full the then-outstanding $36.0 million First Amendment Term Loan. The Company also paid a final payment fee of $0.7 million related to such prior First Amendment Term Loan. The Third Amendment set the maturity date for the Third Amendment Term Loan as September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and set the first principal repayment due date for the Third Amendment Term Loan to October 1, 2027; which date will, upon the achievement of the Performance Milestone (as defined in the Third Amendment), become October 1, 2028. Interest on the Third Amendment Term Loan will be payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ Prime Rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment revised certain provisions related to financial covenants and the periods in which such covenants apply.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The effective interest rates for the three months ended March 31, 2026 and March 31, 2025 were 6.6% and 7.3%, respectively. The table below summarizes the future principal payments under the Fourth Amendment Loan Agreement as of March 31, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	6,000
2028	18,000
2029	12,000
2030	—
Total principal payments	$36,000
The Fourth Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of March 31, 2026, the Company was in compliance with all debt covenants.
8. Stock-Based Incentive Compensation Plans
Stock Options
The table below summarizes the stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	803,172	$11.99
Exercised	(7,346)	$4.58
Canceled and forfeited	(1,665)	$5.73
Outstanding as of March 31, 2026	794,161	$12.07	1.80	$3,420
Options vested and exercisable as of March 31, 2026	794,161	$12.07	1.80	$3,420
Options vested and expected to vest as of March 31, 2026	794,161	$12.07	1.80	$3,420
As of March 31, 2026, there is no unrecognized compensation cost related to stock options.
There were no stock options granted during the three months ended March 31, 2026 and 2025.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

	Three Months Ended March 31,
	2026			2025
Expected volatility of common stock	48.0%	to	51.0%	49.0%	to	57.0%
Expected volatility of peer companies	31.0%	to	110.0%	30.0%	to	126.0%
Correlation coefficient of peer companies	(0.08)	to	1.00	0.05	to	1.00
Risk-free interest rate	3.3%	to	3.4%	4.1%	to	4.2%
Dividend yield	—%	to	1.0%	—%	to	1.0%
The table below summarizes RSU and PSU activity for the three months ended March 31, 2026:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,916,581	$17.30	785,457	$16.17
Granted	1,132,357	15.44	178,860	13.23
Vested	(279,990)	17.78	(267,006)	14.44
Canceled and forfeited	(29,796)	16.29	(1,731)	11.08
Outstanding as of March 31, 2026	2,739,152	16.49	695,580	16.09
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. As of March 31, 2026 and December 31, 2025, total accumulated ESPP related employee payroll deductions amounted to $1.1 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of goods sold	$132	$160
Sales and marketing	2,313	2,623
Research and development	688	834
General and administrative	2,892	3,046
	$6,025	$6,663
Warrants
The table below summarizes common stock warrants activity for the three months ended March 31, 2026:

Date		Outstanding Balance at	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at
Issuance	Expiration	December 31, 2025					March 31, 2026
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		11,100		—	—	—	11,100

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except share and per share data)
Net loss	$(4,334)	$(6,542)

Weighted-average shares used to compute basic and diluted net loss per share	43,959,760	42,337,481

Net loss per share, basic and diluted	$(0.10)	$(0.15)
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Stock options	794,161	1,021,086
Restricted stock units	3,434,732	3,494,719
ESPP purchase rights	82,805	145,509
Common stock warrants	11,100	78,459
	4,322,798	4,739,773

10. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three months ended March 31, 2026 and 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of March 31, 2026 compared to December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. Some of the information contained in this discussion and analysis, or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 24, 2026, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview
We are a leader in developing and commercializing differentiated solutions targeting surgical and interventional procedures for patients with compromised bone. Since building solutions targeting the sacroiliac joint, we have expanded our platform to address adjacent indications, including spinopelvic fixation and pelvic trauma, leveraging our expertise in biomechanical design and anatomy-specific innovation.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of March 31, 2026, nearly 150,000 procedures have been performed using our technologies since initial commercialization.
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
Introduce Solutions Addressing New Markets
We believe we are the industry leader in pioneering anatomy-specific solutions that are grounded in our biomechanical design expertise and backed by strong clinical evidence. Our product development strategy focuses on addressing unmet clinical needs while leveraging our existing platform technologies, enabling us to expand surgeon adoption and increase procedure volumes over time. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we developed a deep competency in addressing the challenges of low-density bone in the sacrum. Over the years, we have expanded our platform of solutions to address spinopelvic fixation and pelvic trauma. Our focus on innovation has resulted in three of our platform technologies being designated as breakthrough devices by the FDA.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the three months ended March 31, 2026, we spent $4.2 million on research and development, equating to 8.0% of our revenue. During the three months ended March 31, 2025, we spent $4.5 million on research and development, equating to 9.6% of our revenue.
Expand Access to Solutions
Our commercial growth is driven by expansion of our sales organization, increased surgical capacity, and broader site-of-service adoption. As of March 31, 2026, our U.S. commercial organization included 89 territory sales managers, 80 clinical support specialists, and 336 third-party sales agents, compared to 85 territory sales managers, 78 clinical support specialists, and 278 third-party sales agents as of March 31, 2025.
As of March 31, 2026, our international commercial organization included 10 direct sales representatives and 28 third-party sales agents and resellers, compared to 10 direct sales representatives and 29 third-party sales agents and resellers as of March 31, 2025.
Our expanded platform allows us to serve our physicians across all sites of care. Over 33% of U.S. sacroiliac joint procedures were performed in ambulatory surgical center (“ASC”) and office-based lab (“OBL”) settings during the quarter.
Engage and Educate Physicians

Physician adoption and utilization are key drivers of our revenue growth. We focus on:
•increasing the number of active physicians performing our procedures;
•improving time to first case following training; and
•increasing procedures per active physician.
Our training programs include hands-on cadaveric sessions, simulator-based training, and structured onboarding programs designed to accelerate adoption and improve procedural efficiency. In addition to training new physicians and working with our existing physician customers to grow their use of our products, we have several initiatives to re-engage inactive physicians.
Enhance Employee Experience and Engagement
Our ability to recruit and retain skilled personnel, particularly within our commercial organization, is a significant determinant of our success. We continue to focus on maintaining a competitive compensation structure and supporting sales force productivity and retention.
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
Each year, we conduct instructor-led trainings designed to build people leadership capabilities and train managers on delivering actionable feedback. We have also adopted a goal for each of our managers to have regular check-ins with employees to discuss their personal goals and career plans in furtherance of our commitment to career and professional development.
Gain Operational Efficiency
To support the growing demand for our solutions, we continue to focus on operational efficiency, including increasing sales force productivity, and optimizing utilization of our instrument trays.
We are focused on increasing our territory sales managers’ and sales representatives’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. As of March 31, 2026, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.2 million from $2.0 million as of March 31, 2025.
We have made significant investments in instrument trays and implants to support procedural growth. We continue to focus on improving capital efficiency through optimized inventory management and maximize our asset utilization by having our instrument trays used in more surgeries in any given time period. We routinely work with our suppliers to improve supply chain efficiency, lower manufacturing costs and reduce our cash investment in inventory.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$52,588	$47,290	$5,298	11.2%
Cost of goods sold	10,644	9,595	1,049	10.9%
Gross profit	$41,944	$37,695	$4,249	11.3%
Gross margin	79.8%	79.7%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended March 31,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$49,302	93.8%	$44,836	94.8%	$4,466	10.0%
International	3,286	6.2%	2,454	5.2%	832	33.9%
	$52,588	100.0%	$47,290	100.0%	$5,298	11.2%
Revenue. The increase in revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by higher U.S. procedure volumes, supported by expanded adoption of our product portfolio, increased sales channel coverage, and continued growth in ASC and OBL settings.
Gross Profit and Gross Margin. Gross profit increased $4.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, mainly driven by higher revenue. The gross margin remained stable year-over-year, reflecting lower product costs partially offset by higher royalty expenses.

Operating Expenses:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$32,808	$30,681	$2,127	6.9%
Research and development	4,192	4,534	(342)	(7.5)%
General and administrative	10,037	9,960	77	0.8%
Total operating expenses	$47,037	$45,175	$1,862	4.1%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to a $0.8 million increase in commissions and employee related costs driven by higher revenues and increase in headcount, and a $1.6 million increase in travel, training and marketing activities, partially offset by a decrease of $0.3 million related to stock-based compensation.
Research and Development Expenses. The decrease in research and development expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to timing and stage of product development across projects, as we continue to invest in recently launched products, next generation product development, and clinical and regulatory initiatives.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a $0.3 million increase in personnel costs and stock-based compensation, partially offset by a $0.3 million decrease in professional service costs.
Interest and Other Income (Expense), Net:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,350	$1,592	$(242)	(15.2)%
Interest expense	(592)	(662)	70	(10.6)%
Other income (expense), net	1	8	(7)	(87.5)%
Total interest and other expense, net	$759	$938	$(179)	(19.1)%
Interest Income. The decrease in interest income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to lower interest rates associated with the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and marketable securities of $144.7 million as compared to $147.8 million as of December 31, 2025. We have financed our operations primarily through our public offerings and debt financing arrangements. As of both March 31, 2026 and December 31, 2025, we had $35.6 million in outstanding debt.
As of March 31, 2026, we had an accumulated deficit of $454.6 million as compared to $450.3 million as of December 31, 2025. During the three months ended March 31, 2026, we incurred a net loss of $4.3 million. During the years ended December 31, 2025 and 2024, we incurred a net loss of $18.9 million and $30.9 million, respectively, and expect to incur additional losses in the future.
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
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the “First Amendment” and together with the Original Loan Agreement, collectively the “Amended Loan Agreement”). Upon entry into the Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the “First Amendment Term Loan”), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the “Revolving Line"). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
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
Cash requirement
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 24, 2026. In February 2026, we entered into an operating lease for an office building in San Jose, California. As of March 31, 2026, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$24,000	$12,000	$—
Interest obligations (2)	5,616	1,719	3,614	283	—
Operating lease obligations (3)	14,650	649	2,832	3,352	7,817
Purchase obligations	4,330	4,330	—	—	—
Total	$60,596	$6,698	$30,446	$15,635	$7,817

(1)Represents the principal obligations of our First-Citizens Fourth Amended Loan Agreement.

(2)Represents the future interest obligations on our First-Citizens Fourth Amended Loan Agreement estimated using an interest rate of 6.25% as of March 31, 2026.
(3)Consists of future non-cancelable rent payments under operating lease obligations, excluding expected tenant improvement allowance of $3.8 million related to our San Jose office lease.

This compares to $47.7 million of contractual obligations as of December 31, 2025.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(2,362)	$(4,911)	$2,549
Investing activities	(6,232)	10,630	(16,862)
Financing activities	34	103	(69)
Effects of exchange rate changes on cash and cash equivalents	(145)	417	(562)
Net increase (decrease) in cash and cash equivalents	$(8,705)	$6,239	$(14,944)
Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $2.4 million, consisting of a net loss of $4.3 million and an increase in net operating assets of $5.9 million, partially offset by non-cash charges of $7.9 million. During the three months ended March 31, 2025, net cash used in operating activities was $4.9 million, consisting of a net loss of $6.5 million and an increase in net operating assets of $6.2 million, partially offset by non-cash charges of $7.8 million.
Significant changes in net operating assets during the three months ended March 31, 2026 included higher inventory levels to support new product introductions, higher accounts receivable due to timing of sales and cash collections, and lower accrued liabilities and higher accounts payable balance due to the timing of payments. Non-cash charges consisted primarily of stock-based compensation and depreciation.
Cash Used in Investing Activities
Net cash used in investing activities in the three months ended March 31, 2026 was $6.2 million as compared to cash provided by investing activities of $10.6 million in the three months ended March 31, 2025. Net cash used in investing activities for the three months ended March 31, 2026 consisted of purchases of our marketable securities net of maturities of $5.2 million, and purchases of property and equipment of $1.1 million primarily related to individual components in instrument trays to support revenue growth. Net cash provided by investing activities for the three months ended March 31, 2025 consisted of maturities of our marketable securities net of purchases of $12.7 million, and purchases of property and equipment of $2.1 million primarily related to individual components in instrument trays to support revenue growth.
Cash Provided by Financing Activities
Cash provided by financing activities in the three months ended March 31, 2026 and 2025 resulted from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Significant Judgments, and Use of Estimates” in our 2025 Annual Report. There had been no material changes to the descriptions of these accounting policies, judgments and estimates.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three months ended March 31, 2026 and 2025 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
As of March 31, 2026, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended March 31, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report. The risk factors described in our 2025 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2025 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended March 31, 2026, no director or Section 16 officer adopted, amended or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

		Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1 and 3.2
10.1	Consulting Agreement between the Registrant and Anthony J. Recupero, effective as of February 16, 2026	10-Q	001-38701	10.3	8/5/2025
10.2	Anthony J. Recupero’s retirement letter dated July 31, 2025.	10-Q	001-38701	10.4	8/5/2025
10.3	Office Lease Agreement, dated February 20, 2026, between the Registrant and Orchard Commons, LLC.	10-K	001-38701	10.2	2/24/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 11, 2026.

SI-BONE, Inc.

Date:	May 11, 2026	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	May 11, 2026	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Operating Officer & Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)