Form 10-Q
period 2026-06-30
SI-BONE, Inc.
filed 2026-08-04
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 44,818,575 as of July 29, 2026.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$33,128	$42,240
Short-term investments	112,813	105,583
Accounts receivable, net of allowance for credit losses of $637 and $1,013, respectively	31,180	29,915
Inventory	38,389	33,897
Prepaid expenses and other current assets	4,402	4,480
Total current assets	219,912	216,115
Property and equipment, net	21,719	21,298
Operating lease right-of-use assets	6,911	1,087
Other non-current assets	216	55
TOTAL ASSETS	$248,758	$238,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,537	$4,631
Accrued liabilities and other	15,079	19,704
Operating lease liabilities, current portion	426	944
Total current liabilities	24,042	25,279
Long-term borrowings	35,628	35,569
Operating lease liabilities, net of current portion	6,741	175
TOTAL LIABILITIES	66,411	61,023

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 44,697,215 and 43,647,131 shares issued and outstanding, respectively	4	4
Additional paid-in capital	640,636	626,970
Accumulated other comprehensive income	387	816
Accumulated deficit	(458,680)	(450,258)
TOTAL STOCKHOLDERS’ EQUITY	182,347	177,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,758	$238,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$56,010	$48,630	$108,598	$95,920
Cost of goods sold	11,462	9,823	22,106	19,418
Gross profit	44,548	38,807	86,492	76,502
Operating expenses:
Sales and marketing	34,024	30,781	66,832	61,462
Research and development	5,221	4,309	9,413	8,843
General and administrative	10,109	10,721	20,146	20,681
Total operating expenses	49,354	45,811	96,391	90,986
Loss from operations	(4,806)	(7,004)	(9,899)	(14,484)
Interest and other income (expense), net:
Interest income	1,332	1,520	2,682	3,112
Interest expense	(598)	(666)	(1,190)	(1,328)
Other income (expense)	(16)	(2)	(15)	6
Net loss	$(4,088)	$(6,152)	$(8,422)	$(12,694)
Other comprehensive income (loss):
Changes in foreign currency translation	(70)	369	(230)	526
Unrealized loss on marketable securities	(44)	(29)	(199)	(110)
Comprehensive loss	$(4,202)	$(5,812)	$(8,851)	$(12,278)

Net loss per share, basic and diluted	$(0.09)	$(0.14)	$(0.19)	$(0.30)

Weighted-average number of common shares used to compute basic and diluted net loss per share	44,477,113	42,788,123	44,222,928	42,564,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	43,647,131	$4	$626,970	$816	$(450,258)	$177,532
Issuance of common stock upon exercise of stock options, net of shares withheld	7,346	—	34	—	—	34
Issuance of common stock upon vesting of restricted stock units	546,996	—	—	—	—	—
Stock-based compensation	—	—	6,025	—	—	6,025
Foreign currency translation	—	—	—	(160)	—	(160)
Net unrealized loss on marketable securities	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(4,334)	(4,334)
Balance as of March 31, 2026	44,201,473	4	633,029	501	(454,592)	178,942
Issuance of common stock upon exercise of stock options, net of shares withheld	99,533	—	438	—	—	438
Issuance of common stock related to employee stock purchase plan	98,798	—	1,190	—	—	1,190
Issuance of common stock upon vesting of restricted stock units	297,411	—	—	—	—	—
Stock-based compensation	—	—	5,979	—	—	5,979
Foreign currency translation	—	—	—	(70)	—	(70)
Net unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(4,088)	(4,088)
Balance as of June 30, 2026	44,697,215	$4	$640,636	$387	$(458,680)	$182,347

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244	$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—	—	—
Stock-based compensation	—	—	6,663	—	—	6,663
Foreign currency translation	—	—	—	157	—	157
Net unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	4	604,836	320	(437,896)	167,264
Issuance of common stock upon exercise of stock options, net of shares withheld	93,209	—	665	—	—	665
Issuance of common stock related to employee stock purchase plan	149,199	—	1,568			1,568
Issuance of common stock upon vesting of restricted stock units	292,085	—	—	—	—	—
Stock-based compensation	—	—	6,658	—	—	6,658
Foreign currency translation	—	—	—	369	—	369
Net unrealized loss on marketable securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(6,152)	(6,152)
Balance as of June 30, 2025	43,014,093	$4	$613,727	$660	$(444,048)	$170,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(8,422)	$(12,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,004	13,321
Depreciation and amortization	3,296	2,646
Accounts receivable credit losses	181	475
Amortization of discount and premium on marketable securities	(1,080)	(1,740)
Inventory reserve	335	1,235
Amortization of debt issuance costs	59	59
Loss on disposal of property and equipment	586	628
Changes in operating assets and liabilities:
Accounts receivable	(1,442)	2,598
Inventory	(4,847)	(8,292)
Prepaid expenses and other assets	(83)	(93)
Accounts payable	2,228	583
Accrued liabilities and other	(4,400)	(3,464)
Net cash used in operating activities	(1,585)	(4,738)
Cash flows from investing activities
Maturities of marketable securities	87,130	104,100
Purchases of marketable securities	(93,478)	(98,770)
Purchases of property and equipment	(2,622)	(4,171)
Net cash (used in) provided by investing activities	(8,970)	1,159
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,190	1,568
Proceeds from the exercise of stock options	472	768
Net cash provided by financing activities	1,662	2,336
Effect of exchange rate changes on cash and cash equivalents	(219)	445
Net decrease in cash and cash equivalents	(9,112)	(798)
Cash and cash equivalents at
Beginning of period	42,240	34,948
End of period	$33,128	$34,150

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$2,173	$1,017
Right-of-use assets obtained in exchange for new lease liabilities	$6,633	$39

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
Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, iFuse INTRA and iFuse TORQ TNT in 2024, and iFuse INTRA Ti in 2026. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. In Europe, iFuse, iFuse-3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation. iFuse TORQ TNT is CE marked for uses similar to those in the US.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
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
Substantially all of the segment revenue is derived from sales to customers in the U.S. Description of segment products is included in Note 1. The Company and Nature of Business. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 10% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The following table summarizes the Company's revenue by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
United States	$53,233	$46,425	$102,535	$91,261
International	2,777	2,205	6,063	4,659
	$56,010	$48,630	$108,598	$95,920
Recent Accounting Pronouncements
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
3. Marketable Securities
All of the Company's marketable securities were available-for-sale and were classified based on their maturities. Marketable securities with remaining maturities at the date of purchase of three months or less are classified as cash equivalents. Short-term investments are securities for which the original maturity is greater than three months or the remaining maturity is not more than twelve months. Long-term investments are securities for which the remaining maturity is greater than twelve months.
The table below summarizes the marketable securities:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,611	$—	$—	$28,611
Cash equivalents	28,611	—	—	28,611

U.S. treasury securities	101,035	—	(84)	100,951
Commercial paper	11,873	—	(11)	11,862
Short-term investments	112,908	—	(95)	112,813
Total marketable securities	$141,519	$—	$(95)	$141,424

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	4,999	1	—	5,000
Cash equivalents	33,523	1	—	33,524

U.S. treasury securities	101,371	100	—	101,471
U.S. agency bonds	4,109	3	—	4,112
Short-term investments	105,480	103	—	105,583
Total marketable securities	$139,003	$104	$—	$139,107
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of June 30, 2026 and December 31, 2025, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments and that all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.6 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the six months ended June 30, 2026 or year ended December 31, 2025.
4. Fair Value Measurement
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturities and market interest rates, if applicable. The carrying value of the Company’s long-term debt also approximates fair value based on management’s estimation that a current interest rate would not differ materially from the stated rate. The Company’s fair value of the long-term debt fell under the Level 2 hierarchy. There were no other financial assets and liabilities that require fair value hierarchy measurements and disclosures for the periods presented.
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,611	$—	$—	$28,611
U.S. treasury securities	100,951	—	—	100,951
Commercial paper	—	11,862	—	11,862
Total marketable securities	$129,562	$11,862	$—	$141,424

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	106,471	—	—	106,471
U.S. agency bonds	—	4,112	—	4,112
Total marketable securities	$134,995	$4,112	$—	$139,107

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
5. Balance Sheet Components
Inventory
As of June 30, 2026, inventory consisted of finished goods of $33.8 million and work-in-progress and components of $4.6 million. As of December 31, 2025, inventory consisted of finished goods of $29.9 million and work-in-progress and components of $4.0 million.
Property and Equipment, net:

	June 30, 2026	December 31, 2025
	(in thousands)
Instrument trays	$27,093	$25,733
Machinery and equipment	3,244	3,242
Construction in progress	7,337	5,901
Computer and office equipment	5,435	4,710
Leasehold improvements	3,873	3,873
Furniture and fixtures	386	386
	47,368	43,845
Less: Accumulated depreciation and amortization	(25,649)	(22,547)
	$21,719	$21,298
As of June 30, 2026, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.7 million and leasehold improvement and office equipment of $1.6 million. As of December 31, 2025, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.8 million and software costs of $0.1 million. Depreciation expense was $1.7 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $3.3 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
Accrued Liabilities and Other:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and related expenses	$9,631	$13,902
Accrued royalty	2,466	2,448
Accrued rebates	1,044	1,279
Accrued professional services	1,049	1,196
Others	889	879
	$15,079	$19,704
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Balance at beginning of period	$1,013	$588
Provision	181	570
Write-offs	(557)	(145)
Balance at end of period	$637	$1,013

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. Commitments and Contingencies
Operating Leases
In February 2026, the Company entered into a lease for 50,485 square feet of office space in San Jose, California, with a lease term of 102 months with one five-year option to extend the term of the lease. The monthly base rent is $128,737 and is subject to annual increases. The Company is not required to pay monthly base rent for the first six months. Under the terms of the lease, the Company expects to receive up to $3.8 million from the landlord as reimbursement for qualifying costs incurred in connection with the Company’s construction of tenant improvements. In the first quarter of 2026, the Company recorded a right-of-use asset of $6.6 million and a lease liability of $6.5 million related to the lease. As of June 30, 2026, lease payments have not yet commenced for the lease.
The Company also has a non-cancelable operating lease for an office building space, located in Santa Clara, California, with an original lease period expiring in May 2025 ("El Camino Lease"). On July 18, 2024, the Company extended the term of the El Camino Lease for an additional period of fourteen months commencing on June 1, 2025 and expiring July 31, 2026. On June 5, 2026, the Company extended the term of the El Camino Lease for an additional period of one month commencing on August 1, 2026 and expiring August 31, 2026 with an option to extend an additional one month to September 30, 2026.
The Company also has non-cancelable leases for a building used for research and development and warehouse space in Santa Clara, California with original lease period expiring in October 2026 ("Owen Lease"). On July 9, 2026, the Company extended the Owen Lease term for a period of two months commencing on November 1, 2026, and expiring December 31, 2026.
The Company also has a lease for office building space in Gallarate, Italy which expires in August 2027.
The Company also leases vehicles under operating lease arrangements for certain of its personnel in Europe which expire at various times throughout 2026 to 2029.
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$600	$312	$1,014	$623
Variable lease expense	148	136	339	346
Total lease expense	$748	$448	$1,353	$969

Cash paid for amounts included in the measurement of operating lease liabilities	$330	$326	$791	$711
Leased assets obtained in exchange for new operating lease liabilities	$54	$39	$6,633	$39

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	8.15	1.20
Weighted average discount rate	6.28%	6.95%
Future minimum lease payments under non-cancelable operating leases as of June 30, 2026 were as follows:

Year Ending December 31,	(in thousands)
Remainder of 2026	$372
2027	1,178
2028	1,692
2029	1,660
2030	1,701
Thereafter	7,816
Total operating lease payments	14,419
Less: imputed interest and tenant improvement allowance	(7,252)
Total operating lease liabilities	$7,167
As of June 30, 2026, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $4.2 million and $4.3 million as of June 30, 2026 and December 31, 2025, respectively.
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
Legal Contingencies

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In October 2024, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals. The Company is cooperating with the Investigation but is currently unable to express a view regarding the likely duration, or ultimate outcome, of the Investigation. As of June 30, 2026, the Company has not recorded an accrual related to the Investigation. Depending on how the Investigation progresses, there may be a material impact on the Company’s business, results of operations, or financial condition.
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. Except with regards to the Investigation, the Company is not presently a party to any material legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	June 30, 2026	December 31, 2025
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(372)	(431)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,628	$35,569
Classified as:
Long-term borrowings	$35,628	$35,569
The outstanding debt is related to a Loan and Security Agreement dated August 12, 2021 (the "Original Loan Agreement") entered into by the Company with Silicon Valley Bank, a California corporation ("SVB"). Pursuant to the Original Loan Agreement, the Company borrowed a term loan in the aggregate principal amount of $35.0 million to the Company (the "Original Term Loan").
On January 6, 2023, the Company entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the "First Amendment" and with the Original Loan Agreement, collectively the "Amended Loan Agreement"). Upon entry into the Amended Loan Agreement, the Company borrowed a new term loan in the aggregate principal amount of $36.0 million (the "First Amendment Term Loan"), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the "Revolving Line"). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
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

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The effective interest rate for the three and six months ended June 30, 2026 was 6.6%. The effective interest rate for the three and six months ended June 30, 2025 was 7.3%.
The table below summarizes the future principal payments under the Fourth Amended Loan Agreement as of June 30, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	6,000
2028	18,000
2029	12,000
2030	—
Total principal payments	$36,000
The Fourth Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of June 30, 2026, the Company was in compliance with all debt covenants.
8. Stock-Based Incentive Compensation Plans
Stock Options
The table below summarizes the stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	803,172	$11.99
Exercised	(106,879)	$4.42
Canceled and forfeited	(2,765)	$10.80
Outstanding as of June 30, 2026	693,528	$13.16	1.75	$3,847
Options vested and exercisable, June 30, 2026	693,528	$13.16	1.75	$3,847
Options vested and expected to vest, June 30, 2026	693,528	$13.16	1.75	$3,847
As of June 30, 2026, there is no unrecognized compensation cost related to stock options.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
There were no stock options granted during the three and six months ended June 30, 2026 and 2025.
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

	Six Months Ended June 30,
	2026			2025
Expected volatility of common stock	48.0%	to	51.0%	49.0%	to	57.0%
Expected volatility of peer companies	31.0%	to	110.0%	30.0%	to	126.0%
Correlation coefficient of peer companies	(0.08)	to	1.00	0.05	to	1.00
Risk-free interest rate	3.3%	to	3.4%	4.1%	to	4.2%
Dividend yield	—%	to	1.0%	—%	to	1.0%
The table below summarizes RSU and PSU activity for the six months ended June 30, 2026:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,916,581	$17.30	785,457	$16.17
Granted	1,234,639	15.35	178,860	13.23
Vested	(577,401)	17.47	(267,006)	14.44
Canceled and forfeited	(95,844)	16.61	(1,731)	11.08
Outstanding as of June 30, 2026	2,477,975	16.31	695,580	16.09
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. As of June 30, 2026 and December 31, 2025, total accumulated ESPP related employee payroll deductions amounted to $0.2 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of goods sold	$180	$175	$311	$335
Sales and marketing	2,001	2,466	4,314	5,089
Research and development	709	833	1,397	1,667
General and administrative	3,089	3,184	5,982	6,230
	$5,979	$6,658	$12,004	$13,321
Warrants
The table below summarizes common stock warrants activity for the six months ended June 30, 2026:

Date		Outstanding Balance at	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at
Issuance	Expiration	December 31, 2025					June 30, 2026
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
12/22/2016	12/22/2026	9,712	$10.03	—	—	—	9,712
		11,100		—	—	—	11,100

9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Net loss	$(4,088)	$(6,152)	$(8,422)	$(12,694)

Weighted-average shares used to compute basic and diluted net loss per share	44,477,113	42,788,123	44,222,928	42,564,158

Net loss per share, basic and diluted	$(0.09)	$(0.14)	$(0.19)	$(0.30)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	693,528	913,617	693,528	913,617
Restricted stock units	3,173,555	3,300,224	3,173,555	3,300,224
ESPP purchase rights	61,674	45,023	61,674	45,023
Common stock warrants	11,100	78,459	11,100	78,459
	3,939,857	4,337,323	3,939,857	4,337,323

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
10. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and six months ended June 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of June 30, 2026 compared to December 31, 2025.

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
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of June 30, 2026, over 150,000 procedures have been performed using our technologies since initial commercialization.
Factors Affecting Results of Operations and Key Performance Indicators
We monitor certain key performance indicators that we believe provide us and our investors indications of conditions that may affect results of our operations. Our revenue growth rate, commercial progress and profitability are impacted by, among other things, our key performance indicators, including our ability to expand access to solutions, increase physician penetration, launch new products, address human capital needs and gain operational efficiencies.
Introduce Solutions Addressing New Markets
We believe we are the industry leader in pioneering anatomy-specific solutions that are grounded in our biomechanical design expertise and backed by strong clinical evidence. Our product development strategy focuses on addressing unmet clinical needs while leveraging our existing platform technologies, enabling us to expand physician adoption and increase procedure volumes over time. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we developed a deep competency in addressing the challenges of low-density bone in the sacrum. Over the years, we have expanded our platform of solutions to address spinopelvic fixation and pelvic trauma. Our focus on innovation has resulted in three of our platform technologies being designated as breakthrough devices by the FDA.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the six months ended June 30, 2026, we spent $9.4 million on research and development, equating to 8.7% of our revenue. During the six months ended June 30, 2025, we spent $8.8 million on research and development, equating to 9.2% of our revenue.
Expand Access to Solutions
Our commercial growth is driven by expansion of our sales organization, increased surgical capacity, and broader site-of-service adoption. As of June 30, 2026, our U.S. commercial organization comprised of more than 175 sales team members, including territory sales managers and clinical support specialists, and more than 350 third-party sales agents. As of June 30, 2025, our U.S. commercial organization comprised of more than 160 sales team members, including territory sales managers and clinical support specialists, and 295 third-party sales agents.
As of June 30, 2026, our international commercial organization included 10 direct sales representatives and 31 third-party sales agents and resellers, compared to 10 direct sales representatives and 29 third- party sales agents and resellers as of June 30, 2025.
Our expanded platform allows us to serve our physicians across all sites of care. Over 35 percent of U.S. sacroiliac joint procedures were performed in ambulatory surgical center (“ASC”) and office-based lab (“OBL”) settings during the quarter.
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
We are focused on increasing our territory sales managers’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. As of June 30, 2026, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.2 million from $2.1 million as of June 30, 2025.
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
Our revenue from sales of implants fluctuates based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, product launches, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals, ASCs and OBLs. Revenue results can also vary based upon the mix of business between U.S. and international sales mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$56,010	$48,630	$7,380	15.2%
Cost of goods sold	11,462	9,823	1,639	16.7%
Gross profit	$44,548	$38,807	$5,741	14.8%
Gross margin	79.5%	79.8%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended June 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$53,233	95.0%	$46,425	95.5%	$6,808	14.7%
International	2,777	5.0%	2,205	4.5%	572	25.9%
	$56,010	100.0%	$48,630	100.0%	$7,380	15.2%
Revenue. The increase in revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by a $6.8 million increase in U.S. revenue due to 14.9% increase in procedure volumes, increased sales channel coverage, and continued growth in ASC and OBL settings.
Gross Profit and Gross Margin. Gross profit increased $5.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, mainly driven by higher revenue. The gross margin was 79.5% for the three months ended June 30, 2026 compared to a gross margin of 79.8% for the three months ended June 30, 2025 due to changes in product mix.
Operating Expenses:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$34,024	$30,781	$3,243	10.5%
Research and development	5,221	4,309	912	21.2%
General and administrative	10,109	10,721	(612)	(5.7)%
Total operating expenses	$49,354	$45,811	$3,543	7.7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to a $2.5 million increase in commissions and personnel cost driven by higher revenues and increase in headcount, and a $1.1 million increase related to travel, training and marketing activities, partially offset by a decrease of $0.4 million related to stock-based compensation.
Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to a $0.9 million increase in next generation product development activities, clinical and regulatory initiatives.
General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a $0.3 million decrease in personnel costs and stock-based compensation and a $0.3 million decrease in professional service costs.

Interest and Other Income (Expense), Net:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,332	$1,520	$(188)	(12.4)%
Interest expense	(598)	(666)	68	(10.2)%
Other income (expense), net	(16)	(2)	(14)	700.0%
Total interest and other expense, net	$718	$852	$(134)	(15.7)%
Interest Income. The decrease in interest income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to lower interest rate earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due to lower interest rates associated with the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to foreign currency fluctuations.
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$108,598	$95,920	$12,678	13.2%
Cost of goods sold	22,106	19,418	2,688	13.8%
Gross profit	$86,492	$76,502	$9,990	13.1%
Gross margin	79.6%	79.8%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Six Months Ended June 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$102,535	94.4%	$91,261	95.1%	$11,274	12.4%
International	6,063	5.6%	4,659	4.9%	1,404	30.1%
	$108,598	100.0%	$95,920	100.0%	$12,678	13.2%
Revenue. The increase in revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by an $11.3 million increase in U.S. revenue driven by 12.3% increase in procedure volumes, supported by expanded adoption of our product portfolio, increased sales channel coverage, and continued growth in ASC and OBL settings.
Gross Profit and Gross Margin. Gross profit increased $10.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, mainly driven by higher revenue. The gross margin was 79.6% for the six months ended June 30, 2026 as compared to 79.8% for the six months ended June 30, 2025. Gross margin change in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, was primarily due to changes in product mix.
Operating Expenses:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$66,832	$61,462	$5,370	8.7%
Research and development	9,413	8,843	570	6.4%
General and administrative	20,146	20,681	(535)	(2.6)%
Total operating expenses	$96,391	$90,986	$5,405	5.9%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to a $3.3 million increase in commissions and personnel costs driven by higher revenues, a $2.7 million increase in travel, training and marketing activities, partially offset by a decrease of $0.8 million related to stock-based compensation.
Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to $0.6 million increase in next generation product development activities, clinical and regulatory initiatives.
General and Administrative Expenses. The decrease in general and administrative expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to a $0.9 million decrease in professional service costs, partially offset by $0.4 million increase in personnel costs and stock-based compensation.
Interest and Other Income (Expense), Net:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$2,682	$3,112	$(430)	(13.8)%
Interest expense	(1,190)	(1,328)	138	10.4%
Other income (expense), net	(15)	6	(21)	350.0%
Total interest and other expense, net	$1,477	$1,790	$(313)	(17.5)%
Interest Income. The decrease in interest income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to lower interest rates associated with the First-Citizens Fourth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and marketable securities of $145.9 million as compared to $147.8 million as of December 31, 2025. We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of both June 30, 2026 and December 31, 2025, we had $35.6 million in outstanding debt.
As of June 30, 2026, we had an accumulated deficit of $458.7 million as compared to $450.3 million as of December 31, 2025. During the six months ended June 30, 2026, we incurred a net loss of $8.4 million. During the years ended December 31, 2025 and 2024, we incurred a net loss of $18.9 million and $30.9 million, respectively, and expect to incur additional losses in the future. We have not achieved positive cash flow from operations for the six months ended June 30, 2026.
Based upon our current operating plan and improved cash flow from operations, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months from the filing of this Form 10-Q. However, the financial impact of a potential economic downturn or capital market disruptions pose risks to uncertainties in our future available capital resources. We may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument trays may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument trays required to support procedures nationwide.
Term Loan
Our outstanding debt is related to a Loan and Security Agreement (the "Original Loan Agreement") dated August 12, 2021 (the "Effective Date"), entered into by us and Silicon Valley Bank, a California corporation ("SVB"). Pursuant to the Original Loan Agreement, we borrowed a term loan in the aggregate principal amount of $35.0 million (the "Original Term Loan").
On January 6, 2023, we entered into a First Amendment to Loan and Security Agreement with SVB to amend our Original Loan Agreement (the "First Amendment" and together with the Original Loan Agreement, collectively the "Amended Loan Agreement"). Upon entry into the Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the "First Amendment Term Loan"), which was substantially used to repay in full the $35.0 million Original Term Loan outstanding under the Original Loan Agreement, and we also obtained a secured revolving credit facility in an aggregate principal amount of up to $15.0 million (the "Revolving Line"). The First Amendment also provided for a final payment fee payable to SVB of 2% of the original principal amount of the First Amendment Term Loan due upon the earlier of the First Amendment Term Loan Maturity Date, termination of the Amended Loan Agreement, acceleration by the Lender following an event of default, or prepayment of the First Amendment Term Loan.
On January 25, 2024, we entered into a Second Amendment to Loan and Security Agreement with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company, as successor in interest to SVB ("First-Citizens") to further amend our Amended Loan Agreement (the "Second Amendment" and together with the Amended Loan Agreement, collectively, the "Second Amended Loan Agreement"). The Second Amendment revised certain provisions related to financial covenants and the periods in which such covenants applied.
On November 8, 2024, we entered into a Third Amendment to Loan and Security Agreement with First-Citizens to further amend our Second Amended Loan Agreement (the "Third Amendment" and together with the Second Amended Loan Agreement, collectively, the "Third Amended Loan Agreement"). Upon entry into the Third Amended Loan Agreement, we borrowed a new term loan in the aggregate principal amount of $36.0 million (the “Third Amendment Term Loan”), which was substantially used to refinance and repay in full the then-outstanding $36.0 million First Amendment Term Loan. We also paid a certain final payment fee related to such prior First Amendment Term Loan. The Third Amendment set the maturity date for the Third Amendment Term Loan to September 1, 2029 (the "Third Amendment Term Loan Maturity Date"), and set the first principal repayment due date for the Third Amendment Term Loan to October 1, 2027, which date will, upon the achievement of the Performance Milestone (as defined in the Third Amendment) become October 1, 2028. Interest on the outstanding principal balance of the Third Amendment Term Loan is payable monthly at a floating rate per annum equal to the greater of 4.25% and the WSJ prime rate minus 0.5%. The Company may elect to prepay the Third Amendment Term Loan in whole prior to the Third Amendment Term Loan Maturity Date, subject to a prepayment fee equal to 1.5% of the original principal amount of the Third Amendment Term Loan if the loan is prepaid within 18 months following the closing of the Third Amendment. The Third Amendment revised certain provisions related to financial covenants and the periods in which such covenants apply, and First-Citizens and the Company also agreed to terminate the Revolving Line and an uncommitted accordion term loan provision.
On September 25, 2025, we entered into a Fourth Amendment to Loan and Security Agreement with First-Citizens to further amend our Third Amended Loan Agreement (the “Fourth Amendment” and together with the Third Amended Loan Agreement, collectively, the “Fourth Amended Loan Agreement”). The Fourth Amendment revised the periods in which the financial covenants applied.
Cash requirement
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 24, 2026. In February 2026, we entered into an operating lease for an office building in San Jose, California. As of June 30, 2026, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$24,000	$12,000	$—
Interest obligations (2)	5,047	1,150	3,614	283	—
Operating lease obligations (3)	14,419	372	2,870	3,361	7,816
Purchase obligations	4,204	4,204	—	—	—
Total	$59,670	$5,726	$30,484	$15,644	$7,816

(1)Represents the principal obligations of our First-Citizens Fourth Amended Loan Agreement.
(2)Represents the future interest obligations on our First-Citizens Fourth Amended Loan Agreement estimated using an interest rate of 6.25% as of June 30, 2026.
(3)Consists of future non-cancelable rent payments under operating lease obligations, excluding expected tenant improvement allowance of $3.8 million related to our San Jose office lease.
This compares to $47.7 million of contractual obligations as of December 31, 2025.
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(1,585)	$(4,738)	$3,153
Investing activities	(8,970)	1,159	(10,129)
Financing activities	1,662	2,336	(674)
Effects of exchange rate changes on cash and cash equivalents	(219)	445	(664)
Net decrease in cash and cash equivalents	$(9,112)	$(798)	$(8,314)
Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $1.6 million, consisting of a net loss of $8.4 million and an increase in net operating assets of $8.5 million, partially offset by non-cash charges of $15.4 million. During the six months ended June 30, 2025, net cash used in operating activities was $4.7 million, consisting of a net loss of $12.7 million and an increase in net operating assets of $8.7 million, partially offset by non-cash charges of $16.6 million.
Significant changes in net operating assets during the six months ended June 30, 2026 included higher inventory levels to support new product introductions, higher accounts receivable due to timing of sales and cash collections, and lower accrued liabilities and higher accounts payable balance due to the timing of payments. Non-cash charges consisted primarily of stock-based compensation and depreciation.
Cash Used in Investing Activities
Net cash used in investing activities in the six months ended June 30, 2026 was $9.0 million as compared to cash provided by investing activities of $1.2 million in the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 consisted of a $6.3 million cash outflow from purchase of our marketable securities net of maturities, and $2.6 million purchases of property and equipment primarily related to individual components in instrument sets to support revenue growth and leasehold improvement assets for our new corporate office. Net cash provided by investing activities for the six months ended June 30, 2025 consisted of a $5.3 million cash inflow from maturities of our marketable securities net of purchases, and $4.2 million purchases of property and equipment primarily related to individual components in instrument sets to support revenue growth.
Cash Provided by Financing Activities
Cash provided by financing activities in the six months ended June 30, 2026 and 2025 was $1.7 million and $2.3 million, respectively, resulting from the issuance of common stock under our stock-based incentive compensation plans.

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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and six months ended June 30, 2026 and 2025 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Interest Rate Risk
Our exposure to changes in interest rates relates to interest earned and market value on our cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, and commercial paper. The market value of our marketable securities may decline if current market interest rates rise. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. We do not make investments for trading or speculative purposes.
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and the amount of our Fourth Amended Loan Agreement, therefore a hypothetical 100 basis point change in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of June 30, 2026, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended June 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The information regarding legal proceedings set forth under “Legal Contingencies” in Note 6, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Trading Plans

During the fiscal quarter ended June 30, 2026, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold		Total Shares of Common Stock to be Purchased	Expiration Date
Laura A. Francis, Chief Executive Officer	Adoption	May 21, 2026	X		492,961	(1)		August 31, 2027

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) (a) up to 192,884 shares of common stock held by The David & Laura Joint Rev Tr; (b) up to 300,077 shares of common stock subject to performance-based restricted stock unit awards (“PSUs”) previously granted to Ms. Francis that may vest and be released to her on or before August 15, 2027 upon satisfaction of the applicable performance-based vesting conditions, to be reduced by the shares sold to satisfy tax withholding obligations arising from the vesting of such PSUs. The actual number of shares of common stock that may vest and be released to Ms. Francis upon satisfaction of the applicable performance-based vesting conditions pursuant to the PSUs is not yet determinable. Moreover, the actual number of shares that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.
None of the Company’s other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended June 30, 2026.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1, 3.2, and 3.3
10.1#	Third Amendment to Lease, dated June 5, 2026, between SI-BONE, Inc. and BIXBY SPE FINANCE 11, LLC	8-K	001-38701	10.1	6/8/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 4, 2026.

SI-BONE, Inc.

Date:	August 4, 2026	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	August 4, 2026	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Operating Officer & Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)