Form 10-Q
period 2026-09-30
SI-BONE, Inc.
filed 2026-11-03
CIK 1459839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-38701

SI-BONE, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2216351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

88 West Plumeria Drive, San Jose, California	95134
(Address of principal executive offices)	(Zip Code)
 Registrant's telephone number, including area code: (408) 207-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SIBN	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒
The number of shares outstanding of the registrant’s Common Stock was 45,113,087 as of October 28, 2026.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

SI-BONE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$35,311	$42,240
Short-term investments	110,949	105,583
Accounts receivable, net of allowance for credit losses of $626 and $1,013, respectively	31,469	29,915
Inventory	42,354	33,897
Prepaid expenses and other current assets	4,567	4,480
Total current assets	224,650	216,115
Property and equipment, net	25,304	21,298
Operating lease right-of-use assets	6,613	1,087
Other non-current assets	204	55
TOTAL ASSETS	$256,771	$238,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,503	$4,631
Accrued liabilities and other	18,785	19,704
Operating lease liabilities, current portion	331	944
Total current liabilities	29,619	25,279
Long-term borrowings	35,657	35,569
Operating lease liabilities, net of current portion	6,813	175
TOTAL LIABILITIES	72,089	61,023

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,004,774 and 43,647,131 shares issued and outstanding, respectively	4	4
Additional paid-in capital	646,696	626,970
Accumulated other comprehensive income	282	816
Accumulated deficit	(462,300)	(450,258)
TOTAL STOCKHOLDERS’ EQUITY	184,682	177,532
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,771	$238,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$55,704	$48,656	$164,302	$144,576
Cost of goods sold	11,537	9,810	33,643	29,228
Gross profit	44,167	38,846	130,659	115,348
Operating expenses:
Sales and marketing	33,850	29,956	100,682	91,418
Research and development	4,562	4,242	13,975	13,085
General and administrative	10,106	10,031	30,252	30,712
Total operating expenses	48,518	44,229	144,909	135,215
Loss from operations	(4,351)	(5,383)	(14,250)	(19,867)
Interest and other income (expense), net:
Interest income	1,348	1,515	4,030	4,627
Interest expense	(608)	(670)	(1,798)	(1,998)
Other income (expense)	(9)	(28)	(24)	(22)
Net loss	$(3,620)	$(4,566)	$(12,042)	$(17,260)
Other comprehensive income (loss):
Changes in foreign currency translation	(50)	19	(280)	545
Unrealized gain (loss) on marketable securities	(55)	93	(254)	(17)
Comprehensive loss	$(3,725)	$(4,454)	$(12,576)	$(16,732)

Net loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.27)	$(0.40)

Weighted-average number of common shares used to compute basic and diluted net loss per share	44,899,517	43,188,524	44,451,298	42,775,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2025	43,647,131	$4	$626,970	$816	$(450,258)	$177,532
Issuance of common stock upon exercise of stock options, net of shares withheld	7,346	—	34	—	—	34
Issuance of common stock upon vesting of restricted stock units	546,996	—	—	—	—	—
Stock-based compensation	—	—	6,025	—	—	6,025
Foreign currency translation	—	—	—	(160)	—	(160)
Net unrealized loss on marketable securities	—	—	—	(155)	—	(155)
Net loss	—	—	—	—	(4,334)	(4,334)
Balance as of March 31, 2026	44,201,473	4	633,029	501	(454,592)	178,942
Issuance of common stock upon exercise of stock options, net of shares withheld	99,533	—	438	—	—	438
Issuance of common stock related to employee stock purchase plan	98,798	—	1,190	—	—	1,190
Issuance of common stock upon vesting of restricted stock units	297,411	—	—	—	—	—
Stock-based compensation	—	—	5,979	—	—	5,979
Foreign currency translation	—	—	—	(70)	—	(70)
Net unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(4,088)	(4,088)
Balance as of June 30, 2026	44,697,215	4	640,636	387	(458,680)	182,347
Issuance of common stock upon exercise of stock options, net of shares withheld	75,692	—	347	—	—	347
Issuance of common stock upon vesting of restricted stock units	229,147	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	2,720	—	—	—	—	—
Stock-based compensation	—	—	5,713	—	—	5,713
Foreign currency translation	—	—	—	(50)	—	(50)
Net unrealized loss on marketable securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(3,620)	(3,620)
Balance as of September 30, 2026	45,004,774	$4	$646,696	$282	$(462,300)	$184,682

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	42,086,477	$4	$598,070	$244	$(431,354)	$166,964
Issuance of common stock upon exercise of stock options, net of shares withheld	20,045	—	103	—	—	103
Issuance of common stock upon vesting of restricted stock units	373,078	—	—	—	—	—
Stock-based compensation	—	—	6,663	—	—	6,663
Foreign currency translation	—	—	—	157	—	157
Net unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(6,542)	(6,542)
Balance as of March 31, 2025	42,479,600	4	604,836	320	(437,896)	167,264
Issuance of common stock upon exercise of stock options, net of shares withheld	93,209	—	665	—	—	665
Issuance of common stock related to employee stock purchase plan	149,199	—	1,568			1,568
Issuance of common stock upon vesting of restricted stock units	292,085	—	—	—	—	—
Stock-based compensation	—	—	6,658	—	—	6,658
Foreign currency translation	—	—	—	369	—	369
Net unrealized loss on marketable securities	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(6,152)	(6,152)
Balance as of June 30, 2025	43,014,093	$4	$613,727	$660	$(444,048)	$170,343
Issuance of common stock upon exercise of stock options, net of shares withheld	2,499	—	11	—	—	11
Issuance of common stock upon vesting of restricted stock units	256,096	—	—	—	—	—
Issuance of common stock upon exercise of warrant, net of shares withheld	694	—	—	—	—	—
Stock-based compensation	—	—	6,226	—	—	6,226
Foreign currency translation	—	—	—	19	—	19
Net unrealized gain (loss) on marketable securities	—	—	—	93	—	93
Net loss	—	—	—	—	(4,566)	(4,566)
Balance as of September 30, 2025	43,273,382	$4	$619,964	$772	$(448,614)	$172,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,042)	$(17,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	17,717	19,547
Depreciation and amortization	4,990	4,132
Accounts receivable credit losses	181	537
Amortization of discount and premium on marketable securities	(1,557)	(2,440)
Inventory reserve	450	1,784
Amortization of debt issuance costs	88	88
Loss on disposal of property and equipment	609	1,442
Changes in operating assets and liabilities:
Accounts receivable	(1,744)	364
Inventory	(8,941)	(10,334)
Prepaid expenses and other assets	(238)	419
Accounts payable	5,258	1,245
Accrued liabilities and other	(416)	(1,927)
Net cash provided by (used in) operating activities	4,355	(2,403)
Cash flows from investing activities
Maturities of marketable securities	131,130	156,100
Purchases of marketable securities	(135,191)	(157,840)
Purchases of property and equipment	(8,989)	(7,126)
Net cash used in investing activities	(13,050)	(8,866)
Cash flows from financing activities
Proceeds from issuance of common stock under employee stock purchase plan	1,190	1,568
Proceeds from the exercise of stock options	819	779
Net cash provided by financing activities	2,009	2,347
Effect of exchange rate changes on cash and cash equivalents	(243)	461
Net decrease in cash and cash equivalents	(6,929)	(8,461)
Cash and cash equivalents at
Beginning of period	42,240	34,948
End of period	$35,311	$26,487

Supplemental disclosure of non-cash information
Unpaid purchases of property and equipment	$1,109	$593
Right-of-use assets obtained in exchange for new lease liabilities	$6,633	$120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Company and Nature of Business
SI-BONE, Inc. (the “Company”) was incorporated in the state of Delaware on March 18, 2008 and is headquartered in San Jose, California. The Company is a leader in developing and commercializing differentiated solutions targeting surgical and interventional procedures for patients with compromised bone. Since building solutions targeting the sacroiliac joint, the Company has expanded its platform to address adjacent indications, including spinopelvic fixation and trauma, leveraging its expertise in biomechanical design and anatomy-specific innovation.
Since launching its first generation iFuse in 2009, the Company has launched multiple implant product lines, including iFuse-3D in 2017, iFuse TORQ in 2021, iFuse Bedrock Granite in 2022, iFuse INTRA and iFuse TORQ TNT in 2024, and iFuse INTRA Ti and iFuse Granite Onyx in 2026. In the United States, iFuse, iFuse-3D, iFuse TORQ and iFuse Bedrock Granite have clearances for applications in sacroiliac joint dysfunction, adult spinal deformity and pelvic trauma. iFuse TORQ TNT has clearances for applications in pelvic trauma and sacroiliac joint dysfunction. iFuse Granite Onyx is cleared for use in spine fusion procedures. In Europe, iFuse, iFuse-3D and iFuse TORQ are approved for applications in sacroiliac fusion, adult spinal deformity and pelvic fracture fixation. iFuse TORQ TNT is CE marked for uses similar to those in the US.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of the Company’s consolidated financial information. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future year.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2025 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2026 (the “2025 Annual Report”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant accounting estimates and management judgments reflected in the condensed consolidated financial statements primarily include the fair value of performance-based restricted stock unit awards. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
United States	$52,799	$46,368	$155,334	$137,629
International	2,905	2,288	8,968	6,947
	$55,704	$48,656	$164,302	$144,576
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). ASU 2025-12 provides updates for a broad range of Accounting Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026 and for interim periods within those annual reporting periods. The Company is currently evaluating the impact of ASU 2025-12 on its disclosures.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) (“ASU 2025-11”). ASU 2025-11 provides additional guidance on interim disclosure requirements and improves the navigability of the requirements. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027 and for interim periods within fiscal years beginning after December 15, 2028. The Company is currently evaluating the impact of ASU 2025-11 on its disclosures.
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
The table below summarizes the marketable securities:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,484	$—	$—	$28,484
Cash equivalents	28,484	—	—	28,484

U.S. treasury securities	103,129	—	(145)	102,984
Commercial paper	7,969	—	(4)	7,965
Short-term investments	111,098	—	(149)	110,949
Total marketable securities	$139,582	$—	$(149)	$139,433

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
	(in thousands)
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	4,999	1	—	5,000
Cash equivalents	33,523	1	—	33,524

U.S. treasury securities	101,371	100	—	101,471
U.S. agency bonds	4,109	3	—	4,112
Short-term investments	105,480	103	—	105,583
Total marketable securities	$139,003	$104	$—	$139,107
The amortized cost of the Company's available-for-sale securities approximates their fair value. Unrealized losses are generally due to interest rate fluctuations, as opposed to credit quality. However, the Company reviews individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses. As of September 30, 2026 and December 31, 2025, unrealized gains and losses from the investments were not the result of a decline in credit quality. As a result, the Company did not recognize any credit losses related to its investments. All unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
The Company elected to present accrued interest receivable separately from short-term investments on its condensed consolidated balance sheets. Accrued interest receivable was $0.8 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively, and was recorded in prepaid expenses and other current assets. The Company also elected to exclude accrued interest receivable from the estimation of expected credit losses on its marketable securities and reverse accrued interest receivable through interest income (expense) when amounts are determined to be uncollectible. The Company did not write off any accrued interest receivable during the nine months ended September 30, 2026 or year ended December 31, 2025.
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
The table below summarizes the fair value of the Company’s marketable securities measured at fair value on a recurring basis based on the three-tier fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,484	$—	$—	$28,484
U.S. treasury securities	102,984	—	—	102,984
Commercial paper	—	7,965	—	7,965
Total marketable securities	$131,468	$7,965	$—	$139,433

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Marketable securities
Money market funds	$28,524	$—	$—	$28,524
U.S. treasury securities	106,471	—	—	106,471
U.S. agency bonds	—	4,112	—	4,112
Total marketable securities	$134,995	$4,112	$—	$139,107
5. Balance Sheet Components
Inventory
As of September 30, 2026, inventory consisted of finished goods of $39.1 million and work-in-progress and components of $3.3 million. As of December 31, 2025, inventory consisted of finished goods of $29.9 million and work-in-progress and components of $4.0 million.
Property and Equipment, net:

	September 30, 2026	December 31, 2025
	(in thousands)
Instrument trays	$27,863	$25,733
Machinery and equipment	3,242	3,242
Construction in progress	11,758	5,901
Computer and office equipment	5,448	4,710
Leasehold improvements	3,873	3,873
Furniture and fixtures	385	386
	52,569	43,845
Less: Accumulated depreciation and amortization	(27,265)	(22,547)
	$25,304	$21,298
As of September 30, 2026, construction in progress pertains to the cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $7.3 million and leasehold improvement and office equipment of $4.5 million. As of December 31, 2025, construction in progress pertains to cost of individual components of an instrument tray used for surgical placement of the Company's products that have not yet been placed into service of $5.8 million and software costs of $0.1 million. Depreciation expense was $1.7 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $5.0 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Accrued Liabilities and Other:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued compensation and related expenses	$12,742	$13,902
Accrued royalty	2,454	2,448
Accrued rebates	1,420	1,279
Accrued professional services	1,247	1,196
Others	922	879
	$18,785	$19,704
Accounts Receivable and Allowance for Credit Losses:
The movement in the allowance for credit losses was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Balance at beginning of period	$1,013	$588
Provision	181	570
Write-offs	(568)	(145)
Balance at end of period	$626	$1,013

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
6. Commitments and Contingencies
Operating Leases
In February 2026, the Company entered into a lease for 50,485 square feet of office space in San Jose, California, with a lease term of 102 months with one five-year option to extend the term of the lease. The monthly base rent is $128,737 and is subject to annual increases. The Company is not required to pay monthly base rent for the first six months. Under the terms of the lease, the Company expects to receive up to $3.8 million from the landlord as reimbursement for qualifying costs incurred in connection with the Company’s construction of tenant improvements. In the first quarter of 2026, the Company recorded a right-of-use asset of $6.6 million and a lease liability of $6.5 million related to the lease. As of September 30, 2026, lease payments have not yet commenced for the lease.
The Company also has a non-cancelable operating lease for an office building space, located in Santa Clara, California, with an original lease period expiring in May 2025 ("El Camino Lease"). On July 18, 2024, the Company extended the term of the El Camino Lease for an additional period of fourteen months commencing on June 1, 2025 and expiring July 31, 2026. On June 5, 2026, the Company extended the term of the El Camino Lease for an additional period of one month commencing on August 1, 2026 and expiring August 31, 2026 with an option to extend an additional one month to September 30, 2026. On September 11, 2026, the Company extended the term of the El Camino Lease for an additional one month period commencing on October 1, 2026 and expiring October 31, 2026.
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
Supplemental information related to lease expense and valuation of the lease assets and lease liabilities are as follows:

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$600	$321	$1,615	$944
Variable lease expense	151	130	490	477
Total lease expense	$751	$451	$2,105	$1,421

Cash paid for amounts included in the measurement of operating lease liabilities	$325	$241	$1,116	$952
Leased assets obtained in exchange for new operating lease liabilities	$—	$81	$6,633	$120

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	8.04	1.20
Weighted average discount rate	6.26%	6.95%
Future minimum lease payments under non-cancelable operating leases as of September 30, 2026 were as follows:

Year Ending December 31,	(in thousands)
Remainder of 2026	$239
2027	1,178
2028	1,692
2029	1,660
2030	1,701
Thereafter	7,816
Total operating lease payments	14,286
Less: imputed interest and tenant improvement allowance	(7,142)
Total operating lease liabilities	$7,144
As of September 30, 2026, the Company had no operating lease liabilities that had not commenced.
Purchase Commitments and Obligations
The Company has certain purchase commitments related to its inventory management with certain manufacturing suppliers based on the agreements or blanket purchase orders. The contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude orders for goods and services entered into in the normal course of business that are not enforceable or legally binding. These outstanding commitments amounted to $3.8 million and $4.3 million as of September 30, 2026 and December 31, 2025, respectively.
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
Legal Contingencies

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
In October 2024, the Company received a civil investigative demand (“CID”) from the U.S. Department of Justice, Civil Division, in connection with an investigation under the federal Anti-Kickback Statute and Civil False Claims Act (the “Investigation”). The CID requests information and documents primarily relating to meals and consulting service payments provided to health care professionals. The Company is cooperating with the Investigation but is currently unable to express a view regarding the likely duration, or ultimate outcome, of the Investigation. As of September 30, 2026, the Company has not recorded an accrual related to the Investigation. Depending on how the Investigation progresses, there may be a material impact on the Company’s business, results of operations, or financial condition.
From time to time, the Company may become involved in legal proceedings arising in the ordinary course of its business. Except with regards to the Investigation, the Company is not presently a party to any material legal proceedings that, if determined adversely to the Company, would have a material adverse effect on the Company.
7. Borrowings
Term Loan
The following table summarizes the outstanding borrowings from the term loan as of the periods presented:

	September 30, 2026	December 31, 2025
	(in thousands)
Principal outstanding	$36,000	$36,000
Less: Unamortized debt issuance costs and lender fees	(343)	(431)
Outstanding debt, net of debt issuance costs and unaccreted value of final payment fee	$35,657	$35,569
Classified as:
Long-term borrowings	$35,657	$35,569
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
On September 11, 2026, the Company entered into a Fifth Amendment to Loan and Security Agreement with First-Citizens to further amend our Fourth Amended Loan Agreement (the “Fifth Amendment” and together with the Fourth Amended Loan Agreement, collectively, the “Fifth Amended Loan Agreement”). The Fifth Amendment revised the periods in which the financial covenants applied.
The effective interest rate for the three and nine months ended September 30, 2026 was 6.6%. The effective interest rate for the three and nine months ended September 30, 2025 was 7.3%.
The table below summarizes the future principal payments under the Fifth Amended Loan Agreement as of September 30, 2026:

Year ending December 31,	(in thousands)
Remainder of 2026	$—
2027	6,000
2028	18,000
2029	12,000
2030	—
Total principal payments	$36,000
The Fifth Amended Loan Agreement includes affirmative and negative covenants applicable to the Company and certain of its foreign subsidiaries. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental compliance, deliver certain financial reports, and maintain insurance coverage. The negative covenants include, among others, restrictions regarding transferring collateral, pledging the Company's intellectual property to other parties, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates, and entering into certain investments, in each case subject to certain exceptions. As of September 30, 2026, the Company was in compliance with all debt covenants.

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
8. Stock-Based Incentive Compensation Plans
Stock Options
The table below summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Contractual Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	803,172	$11.99
Exercised	(182,571)	$4.49
Canceled and forfeited	(3,029)	$10.23
Outstanding as of September 30, 2026	617,572	$14.22	1.66	$3,691
Options vested and exercisable, September 30, 2026	617,572	$14.22	1.66	$3,691
Options vested and expected to vest, September 30, 2026	617,572	$14.22	1.66	$3,691
As of September 30, 2026, there is no unrecognized compensation cost related to stock options.
There were no stock options granted during the three and nine months ended September 30, 2026 and 2025.
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

	Nine Months Ended September 30,
	2026			2025
Expected volatility of common stock	48.0%	to	51.0%	49.0%	to	57.0%
Expected volatility of peer companies	31.0%	to	110.0%	30.0%	to	126.0%
Correlation coefficient of peer companies	(0.08)	to	1.00	0.05	to	1.00
Risk-free interest rate	3.3%	to	3.4%	4.1%	to	4.2%
Dividend yield	—%	to	1.0%	—%	to	1.0%

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The table below summarizes RSU and PSU activity for the nine months ended September 30, 2026:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	1,916,581	$17.30	785,457	$16.17
Granted	1,274,581	15.42	178,860	13.23
Vested	(806,548)	17.21	(267,006)	14.44
Canceled and forfeited	(128,309)	16.53	(1,731)	11.08
Outstanding as of September 30, 2026	2,256,305	16.31	695,580	16.09
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
The fair value of the ESPP shares is estimated using the Black-Scholes option pricing model, which is being amortized over the requisite service period. As of September 30, 2026 and December 31, 2025, total accumulated ESPP related employee payroll deductions amounted to $0.5 million and $0.3 million, respectively, which were included within accrued compensation and related expenses in the condensed consolidated balance sheets.
Stock-Based Compensation
The table below presents the detail of stock-based compensation expense amounts included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of goods sold	$131	$151	$442	$486
Sales and marketing	1,813	2,126	6,127	7,215
Research and development	681	743	2,078	2,410
General and administrative	3,088	3,206	9,070	9,436
	$5,713	$6,226	$17,717	$19,547
Warrants
During the three and nine months ended September 30, 2026, a warrant holder exercised warrants, and the Company issued 2,720 net shares of common stock through a cashless exercise of the warrants in accordance with the exercise terms. The table below summarizes common stock warrants activity for the nine months ended September 30, 2026:

Date		Outstanding Balance at	Price per Share	Warrants Issued	Warrant Exercised	Warrant Expired	Outstanding Balance at
Issuance	Expiration	December 31, 2025					September 30, 2026
3/1/2017	3/1/2027	1,388	$5.94	—	—	—	1,388
12/22/2016	12/22/2026	9,712	$10.03	—	(6,475)	—	3,237
		11,100		—	(6,475)	—	4,625

SI-BONE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
9. Net Loss Per Share of Common Stock
The table below summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
Net loss	$(3,620)	$(4,566)	$(12,042)	$(17,260)

Weighted-average shares used to compute basic and diluted net loss per share	44,899,517	43,188,524	44,451,298	42,775,206

Net loss per share, basic and diluted	$(0.08)	$(0.11)	$(0.27)	$(0.40)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	617,572	910,018	617,572	910,018
Restricted stock units	2,951,885	2,955,031	2,951,885	2,955,031
ESPP purchase rights	61,674	45,023	61,674	45,023
Common stock warrants	4,625	33,552	4,625	33,552
	3,635,756	3,943,624	3,635,756	3,943,624
10. Income Taxes
In determining quarterly provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that quarter. The Company updates its estimate of its annual effective tax rate at the end of each quarterly period. The estimate takes into account annual forecasted income (loss) before income taxes, the geographic mix of income (loss) before income taxes and any significant permanent tax items. The Company did not have provision for income taxes for the three and nine months ended September 30, 2026 and 2025. The Company continues to maintain a full valuation allowance against its net deferred tax assets due to the uncertainty surrounding realization of such assets.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of September 30, 2026 compared to December 31, 2025.

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
Overview
We are a leader in developing and commercializing differentiated solutions targeting surgical and interventional procedures for patients with compromised bone. Since building solutions targeting the sacroiliac joint, we have expanded our platform to address adjacent indications, including spinopelvic fixation, and trauma, leveraging our expertise in biomechanical design and anatomy-specific innovation.
We market our products primarily with a direct sales force as well as a number of third-party sales agents in the United States, and with a combination of a direct sales force and sales agents in other countries. As of September 30, 2026, over 160,000 procedures have been performed using our technologies since initial commercialization.
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
Introduce Solutions Addressing New Markets
We believe we are the industry leader in pioneering anatomy-specific solutions that are grounded in our biomechanical design expertise and backed by strong clinical evidence. Our product development strategy focuses on addressing unmet clinical needs while leveraging our existing platform technologies, enabling us to expand physician adoption and increase procedure volumes over time. As pioneers of minimally invasive treatment for sacroiliac joint dysfunction and degeneration, we developed a deep competency in addressing the challenges of low-density bone in the sacrum. We are continuing to leverage this expertise to expand the application of our platform of solutions across other indications in spinopelvic fixation and trauma. Our focus on innovation has resulted in three of our platform technologies being designated as breakthrough devices by the FDA.
We continue to invest in research and development initiatives to bring new and differentiated solutions to the market. Robust clinical evidence is central to drive adoption and favorable reimbursement, and we remain focused on continuing to set the industry standard in delivering evidence-based care through best-in-class clinical trials that demonstrate the efficacy, safety, and economic benefit of our solutions. During the nine months ended September 30, 2026, we spent $14.0 million on research and development, equating to 8.5% of our revenue. During the nine months ended September 30, 2025, we spent $13.1 million on research and development, equating to 9.1% of our revenue.
Expand Access to Solutions
Our commercial growth is driven by expansion of our sales organization, increased surgical capacity, and broader site-of-service adoption. As of September 30, 2026, our U.S. commercial organization comprised of more than 180 sales team members, including territory sales managers and clinical support specialists, and more than 375 third-party sales agents. As of September 30, 2025, our U.S. commercial organization comprised of more than 170 sales team members, including territory sales managers and clinical support specialists, and more than 300 third-party sales agents.
As of September 30, 2026 and September 30, 2025, our international commercial organization included 10 direct sales representatives and 30 third-party sales agents and resellers.
Our expanded platform allows us to serve our physicians across all sites of care. Over 40 percent of U.S. sacroiliac joint procedures were performed in ambulatory surgical center (“ASC”) and office-based lab (“OBL”) settings during the quarter.
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
We are focused on increasing our territory sales managers’ capacity, efficiency and productivity. We may do this by adding more clinical support specialists and third-party sales agents as part of hybrid arrangements for case coverage, and by consigning instrument trays and implants at selective sites of service. As of September 30, 2026, our trailing twelve month average revenue per territory sales manager has increased to approximately $2.3 million from $2.1 million as of September 30, 2025.
We have made significant investments in instrument trays and implants to support procedural growth. We continue to focus on improving capital efficiency through optimized inventory management and maximizing our asset utilization by having our instrument trays used in more surgeries in any given time period. We routinely work with our suppliers to improve supply chain efficiency, lower manufacturing costs and reduce our cash investment in inventory.
Components of Results of Operations
Revenue
Our revenue from sales of implants fluctuates based on volume of cases (procedures performed), discounts, mix of international and U.S. sales, different implant pricing and the number of implants used for a particular patient. Similar to other orthopedic companies, our case volume can vary from quarter to quarter due to a variety of factors including reimbursement, sales force changes, physician activities, product launches, and seasonality. In addition, our revenue is impacted by changes in average selling price as we respond to the competitive landscape and price differences at different medical facilities, such as hospitals, ASCs and OBLs. Revenue results can also vary based upon the mix of business between U.S. and international sales, mix of our products used, and the sales channel through which each procedure is supported. Our revenue from international sales is impacted by fluctuations in foreign currency exchange rates between the U.S. dollar (our reporting currency) and the local currency.
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
Interest Expense
Interest expense is primarily related to borrowings, amortization of debt issuance costs, and accretion of final fees on the First-Citizens Fifth Amended Loan Agreement.
Other Income (Expense), Net
Other income (expense), net consists primarily of net foreign exchange gains and losses on foreign transactions.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$55,704	$48,656	$7,048	14.5%
Cost of goods sold	11,537	9,810	1,727	17.6%
Gross profit	$44,167	$38,846	$5,321	13.7%
Gross margin	79.3%	79.8%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended September 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$52,799	94.8%	$46,368	95.3%	$6,431	13.9%
International	2,905	5.2%	2,288	4.7%	617	27.0%
	$55,704	100.0%	$48,656	100.0%	$7,048	14.5%
Revenue. The increase in revenue for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by a $6.4 million increase in U.S. revenue due to increased sales channel coverage, and 19.5% increase in procedure volumes, including strong growth in demand from interventional spine physicians in the ASC and OBL settings.
Gross Profit and Gross Margin. Gross profit increased $5.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, mainly driven by higher revenue. The gross margin was 79.3% for the three months ended September 30, 2026 compared to a gross margin of 79.8% for the three months ended September 30, 2025 due to changes in site of care and procedure mix.
Operating Expenses:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$33,850	$29,956	$3,894	13.0%
Research and development	4,562	4,242	320	7.5%
General and administrative	10,106	10,031	75	0.7%
Total operating expenses	$48,518	$44,229	$4,289	9.7%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a $2.8 million increase in commissions and personnel cost driven by higher revenues and increase in headcount, and a $1.3 million increase related to travel, training and marketing activities, partially offset by a decrease of $0.3 million related to stock-based compensation.
Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a $0.3 million increase in next generation product development activities, clinical and regulatory initiatives.
General and Administrative Expenses. The general and administrative expenses for the three months ended September 30, 2026 is consistent with general and administrative expense for the three months ended September 30, 2025.

Interest and Other Income (Expense), Net:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$1,348	$1,515	$(167)	(11.0)%
Interest expense	(608)	(670)	62	(9.3)%
Other income (expense), net	(9)	(28)	19	(67.9)%
Total interest and other income, net	$731	$817	$(86)	(10.5)%
Interest Income. The decrease in interest income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to lower interest rate earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to lower interest rates associated with the First-Citizens Fifth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to foreign currency fluctuations.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Revenue	$164,302	$144,576	$19,726	13.6%
Cost of goods sold	33,643	29,228	4,415	15.1%
Gross profit	$130,659	$115,348	$15,311	13.3%
Gross margin	79.5%	79.8%
We derive the majority of our revenue from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. The table below summarizes our revenue by geography:

	Nine Months Ended September 30,
	2026		2025
	Amount	%	Amount	%	$ Change	% Change
	(in thousands, except for percentages)
United States	$155,334	94.5%	$137,629	95.2%	$17,705	12.9%
International	8,968	5.5%	6,947	4.8%	2,021	29.1%
	$164,302	100.0%	$144,576	100.0%	$19,726	13.6%
Revenue. The increase in revenue for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by a $17.7 million increase in U.S. revenue driven by 14.7% increase in procedure volumes, supported by expanded adoption of our product portfolio and increased sales channel coverage.
Gross Profit and Gross Margin. Gross profit increased $15.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, mainly driven by higher revenue. The gross margin was 79.5% for the nine months ended September 30, 2026 as compared to 79.8% for the nine months ended September 30, 2025. Gross margin change in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, was primarily due to changes in site of care and procedure mix.
Operating Expenses:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Sales and marketing	$100,682	$91,418	$9,264	10.1%
Research and development	13,975	13,085	890	6.8%
General and administrative	30,252	30,712	(460)	(1.5)%
Total operating expenses	$144,909	$135,215	$9,694	7.2%
Sales and Marketing Expenses. The increase in sales and marketing expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to a $6.2 million increase in commissions and personnel costs driven by higher revenues, a $3.9 million increase in travel, training and marketing activities, partially offset by a decrease of $1.1 million related to stock-based compensation.
Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to $0.9 million increase in next generation product development activities, clinical and regulatory initiatives.
General and Administrative Expenses. The decrease in general and administrative expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to a $0.9 million decrease in professional service costs, partially offset by $0.4 million increase in personnel costs.
Interest and Other Income (Expense), Net:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages)
Interest income	$4,030	$4,627	$(597)	(12.9)%
Interest expense	(1,798)	(1,998)	200	(10.0)%
Other income (expense), net	(24)	(22)	(2)	9.1%
Total interest and other income, net	$2,208	$2,607	$(399)	(15.3)%
Interest Income. The decrease in interest income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to lower interest earned on our investments in marketable securities, primarily as a result of lower interest rates.
Interest Expense. The decrease in interest expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to lower interest rates associated with the First-Citizens Fifth Amended Loan Agreement.
Other Income (Expense), Net. The change in other income (expense), net for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to foreign currency fluctuations.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and marketable securities of $146.3 million as compared to $147.8 million as of December 31, 2025. We generated cash from operations of $4.4 million for the nine months ended September 30, 2026.
We have financed our operations primarily through the sale of our common stock in our public offerings and debt financing arrangements. As of September 30, 2026, we had $35.7 million in outstanding debt as compared to $35.6 million as of December 31, 2025.
As of September 30, 2026, we had an accumulated deficit of $462.3 million as compared to $450.3 million as of December 31, 2025. During the nine months ended September 30, 2026, we incurred a net loss of $12.0 million. During the years ended December 31, 2025 and 2024, we incurred a net loss of $18.9 million and $30.9 million, respectively, and expect to incur additional losses in the future.
Based upon our current operating plan and improved cash flow from operations, we believe that our existing cash and marketable securities will enable us to fund our operating expenses and capital expenditure requirements over the next 12 months from the filing of this Form 10-Q. However, the financial impact of a potential economic downturn or capital market disruptions poses risks and uncertainties to our future available capital resources. We may face challenges and uncertainties and, as a result, may need to raise additional capital as our available capital resources may be consumed more rapidly than currently expected due to, but not limited to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory and reimbursement developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. In addition, as we seek to deploy new product offerings, the need for additional capital to fund the purchase of inventories of implants and instrument trays may become more acute and may limit the number of revenue opportunities that we pursue. Each new product family introduced typically requires the purchase of consumable implant inventory as well as investment in a fleet of instrument trays required to support procedures nationwide.
Term Loan
Our outstanding debt is related to a Loan and Security Agreement with Silicon Valley Bank (“First Citizens”), originally entered into in January 2024 and as subsequently amended in November 2024, September 2025 and September 2026 (the “Loan Agreement”). As of September 30, 2026, we had $36.0 million in aggregate principal amount outstanding under the Loan Agreement. Our term loan matures on September 1, 2029, and the principal repayments are scheduled to commence on October 1, 2027, which date will become October 1, 2028 upon achievement of the applicable performance milestone. Interest on the term loan is payable monthly at a floating rate per annum equal to the greater of 4.25% and the prime rate published in The Wall Street Journal minus 0.5%.
The Loan Agreement contains affirmative and negative covenants, including restrictions on transferring collateral, pledging our intellectual property, engaging in mergers or acquisitions, paying dividends or making other distributions, incurring indebtedness, transacting with affiliates and making certain investments, in each case subject to certain exceptions. For additional information regarding our term loan and the Loan Agreement, see Note 7, “Borrowings,” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash requirements
Our material cash requirements include various contractual and other obligations consisting of long-term debt obligations with First-Citizens, purchase obligations with some of our suppliers and have not changed materially since the Form 10-K filed with the SEC on February 24, 2026. In February 2026, we entered into an operating lease for an office building in San Jose, California. As of September 30, 2026, expected timing of those payments are as follows:

		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Principal obligations (1)	$36,000	$—	$24,000	$12,000	$—
Interest obligations (2)	4,651	598	3,759	294	—
Operating lease obligations (3)	14,286	239	2,870	3,361	7,816
Purchase obligations	3,773	3,773	—	—	—
Total	$58,710	$4,610	$30,629	$15,655	$7,816

(1)Represents the principal obligations of our First-Citizens Fifth Amended Loan Agreement.
(2)Represents the future interest obligations on our First-Citizens Fifth Amended Loan Agreement estimated using an interest rate of 6.50% as of September 30, 2026.
(3)Consists of future non-cancelable rent payments under operating lease obligations, excluding expected tenant improvement allowance of $3.8 million related to our San Jose office lease.
This compares to $47.7 million of contractual obligations as of December 31, 2025.

Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash provided by (used in):	(in thousands)
Operating activities	$4,355	$(2,403)	$6,758
Investing activities	(13,050)	(8,866)	(4,184)
Financing activities	2,009	2,347	(338)
Effects of exchange rate changes on cash and cash equivalents	(243)	461	(704)
Net decrease in cash and cash equivalents	$(6,929)	$(8,461)	$1,532
Cash Used in Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $4.4 million, compared to our net loss of $12.0 million. The differences were primarily due to $22.5 million of non-cash charges included in net loss, offset by $6.1 million of cash used in operating activities resulting from changes in net operating assets.
During the nine months ended September 30, 2025, net cash used in operating activities was $2.4 million, compared to our net loss of $17.3 million. The differences were primarily due to $25.1 million non-cash charges included in net loss, offset by $10.2 million cash used in operating activities resulting from changes in net operating assets.
Significant changes in net operating assets during the nine months ended September 30, 2026 included higher inventory levels to support new product introductions, higher accounts receivable due to timing of sales and cash collections, and lower accrued liabilities and higher accounts payable balance due to the timing of payments. Non-cash charges consisted primarily of stock-based compensation and depreciation.
Cash Used in Investing Activities
Net cash used in investing activities in the nine months ended September 30, 2026 was $13.1 million as compared to net cash used in investing activities of $8.9 million in the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 consisted of a $4.1 million cash outflow from purchase of our marketable securities net of maturities, and $9.0 million purchases of property and equipment primarily related to individual components in instrument sets to support revenue growth and leasehold improvement assets for our new corporate office. Net cash used in investing activities for the nine months ended September 30, 2025 consisted of a $1.7 million cash outflow from purchase of marketable securities net of maturities, and $7.1 million purchases of property and equipment primarily related to individual components in instrument sets to support revenue growth.
Cash Provided by Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2026 and 2025 was $2.0 million and $2.3 million, respectively, resulting from the issuance of common stock under our stock-based incentive compensation plans.

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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Significant Judgments, and Use of Estimates” in our 2025 Annual Report. There have been no material changes to the descriptions of these accounting policies, judgments and estimates.
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
We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. Foreign currency gains or losses, net recognized in the three and nine months ended September 30, 2026 and 2025 were not material. A hypothetical 100 basis point change in foreign exchange rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
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
With the execution of the Third Amendment with First-Citizens relative to the Third Amendment Term Loan, interest is payable monthly at a floating annual rate set at the greater of the prime rate as published in the Wall Street Journal minus 0.5% or 4.25%. Rising interest rates will increase the amount of interest paid on this debt. We believe that our exposure to interest rate risk is not significant due to the low risk profile of our investments and the amount of our Fifth Amended Loan Agreement, therefore a hypothetical 100 basis point change in market interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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
As of September 30, 2026, our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our CEO and our CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the quarter ended September 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers, or failures of the packaging designed to maintain the sterility of our products, could adversely affect our business, financial condition and results of operations.
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
In addition, many of our products require sterilization prior to sale, and our suppliers use contract sterilizers to perform this service. To the extent that these contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including reductions in operations and/or worker absences due to health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition. Our products are also packaged by third-party suppliers in packaging that is designed to act as a sterile barrier and to maintain the sterility of our products until use. If such packaging fails to meet acceptance criteria or otherwise fails to maintain sterility, we may be required to quarantine, repackage, and re-sterilize affected inventory and to recall affected products that have been distributed, and patients treated with affected products could be exposed to an increased risk of infection, which could lead to patient harm, including revision surgery. For example, in August 2026, we identified that the tube packaging for certain iFuse TORQ implants manufactured by a subcontract manufacturer failed to meet acceptance criteria to act as a sterile barrier, potentially compromising product sterility. As a result, we are repackaging and re-sterilizing approximately 3,900 implants, 98 of which were voluntarily recalled by us from our field salesforce and approximately 3,800 of which are quarantined at warehouses of ours or our subcontract manufacturer. This incident has required, and similar incidents in the future could require, us to expend resources to recall, quarantine, repackage, re-sterilize or replace affected products and could disrupt product availability or our operations.
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
In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is an unreasonable risk of substantial public harm. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us or one of our third-party sales agents or resellers could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations, and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits. For example, in

August 2026, we initiated a voluntary recall of 98 iFuse TORQ implants that had already been distributed because the tube packaging for those lots, which was manufactured by a subcontract manufacturer, failed to meet acceptance criteria to act as a sterile barrier, potentially compromising product sterility. We submitted a report of correction and removal to the FDA and recommended that the action be classified as a Class II recall, and we are repackaging and re-sterilizing approximately 3,900 affected implants, including the lots subject to recall as well as other quarantined inventory that had not left our control.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 9, 2026, we issued 2,720 net shares of our common stock to Oxford Finance LLC upon exercise of the warrant holder’s rights to purchase 6,475 shares of our common stock under that certain warrant. The exercise price per share was $10.03, and was paid by the holder via forfeiture of shares pursuant to a cashless exercise provision in the warrant. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) as exchanges of our securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Trading Plans

During the three months ended September 30, 2026, the following director or officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act) as set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold		Total Shares of Common Stock to be Purchased	Expiration Date
Timothy E. Davis, Jr, Director	Adoption	September 16, 2026	X		11,000	(1)		March 01, 2027

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(1) up to 11,000 shares of common stock subject to exercise of 22,222 options to purchase the Company’s common stock. The actual number of shares of common stock that may be released to Mr. Davis upon exercise of his stock options is not yet determinable. Moreover, the actual number of shares that will be sold pursuant to the Rule 10b5-1 trading arrangement is not yet determinable.
None of the Company’s other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K under the Exchange Act during the three-month period ended September 30, 2026.

Item 6. Exhibits

Incorporation By Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit/ Reference	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	10/19/2018
3.2	Second Amended and Restated Bylaws.	8-K	001-38701	3.1	9/20/2023
3.3	Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-38701	3.1	6/26/2024
4.1	Form of Common Stock Certificate of the Company.	S-1/A	333-227445	4.1	10/5/2018
4.2	Reference is made to Exhibits 3.1, 3.2, and 3.3
10.1*+	2026 Non-Employee Directors’ Compensation Policy
10.2	Fourth Amendment to Lease, dated September 11, 2026, between SI-BONE, Inc. and BIXBY SPE FINANCE 11, LLC	8-K	001-38701	10.1	9/11/2026
10.3*#	Fifth Amendment to Loan and Security Agreement, dated September 11, 2026 between the Registrant and Silicon Valley Bank.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 3, 2026.

SI-BONE, Inc.

Date:	November 3, 2026	By:	/s/ Laura A. Francis
Laura A. Francis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

SI-BONE, Inc.

Date:	November 3, 2026	By:	/s/ Anshul Maheshwari
Anshul Maheshwari
Chief Operating Officer & Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)